Form 10-Q
period 2017-03-31
EQUIFAX INC
filed 2017-04-27
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☒	Accelerated filer ¬	Non-accelerated filer ¬	Smaller reporting company ¬	Emerging growth company ¬
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes   ¬    No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ¬    No   ☒

On April 13, 2017, there were 120,211,795 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2017

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors,” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
(In millions, except per share amounts)
Operating revenue	$832.2	$728.3
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	300.8	253.3
Selling, general and administrative expenses	243.3	243.1
Depreciation and amortization	71.3	55.7
Total operating expenses	615.4	552.1
Operating income	216.8	176.2
Interest expense	(24.2)	(20.1)
Other income (expense), net	3.1	(2.1)
Consolidated income from operations before income taxes	195.7	154.0
Provision for income taxes	(40.3)	(51.6)
Consolidated net income	155.4	102.4
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(2.1)	(0.3)
Net income attributable to Equifax	$153.3	$102.1
Basic earnings per common share:
Net income attributable to Equifax	$1.28	$0.86
Weighted-average shares used in computing basic earnings per share	120.0	118.8
Diluted earnings per common share:
Net income attributable to Equifax	$1.26	$0.85
Weighted-average shares used in computing diluted earnings per share	121.9	120.8
Dividends per common share	$0.39	$0.33

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2017			2016
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$153.3	$2.1	$155.4	$102.1	$0.3	$102.4
Other comprehensive income (loss):
Foreign currency translation adjustment	112.4	1.4	113.8	98.4	(0.3)	98.1
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	2.5	—	2.5	2.2	—	2.2
Change in cumulative loss from cash flow hedging transactions, net	(0.4)	—	(0.4)	0.2	—	0.2
Comprehensive income	$267.8	$3.5	$271.3	$202.9	$—	$202.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$123.2	$129.3
Trade accounts receivable, net of allowance for doubtful accounts of $8.3 and $7.8 at March 31, 2017 and December 31, 2016, respectively	459.7	433.3
Prepaid expenses	76.2	60.2
Other current assets	46.1	50.1
Total current assets	705.2	672.9
Property and equipment:
Capitalized internal-use software and system costs	332.1	307.0
Data processing equipment and furniture	280.3	273.2
Land, buildings and improvements	206.6	203.8
Total property and equipment	819.0	784.0
Less accumulated depreciation and amortization	(340.0)	(317.1)
Total property and equipment, net	479.0	466.9
Goodwill	4,057.5	3,974.3
Indefinite-lived intangible assets	94.8	94.8
Purchased intangible assets, net	1,312.3	1,323.8
Other assets, net	140.2	131.3
Total assets	$6,789.0	$6,664.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$631.8	$585.4
Accounts payable	79.6	81.0
Accrued expenses	133.7	149.3
Accrued salaries and bonuses	59.3	158.8
Deferred revenue	113.5	110.7
Other current liabilities	183.4	174.4
Total current liabilities	1,201.3	1,259.6
Long-term debt	2,037.4	2,086.8
Deferred income tax liabilities, net	330.3	325.4
Long-term pension and other postretirement benefit liabilities	181.0	184.4
Other long-term liabilities	86.8	86.5
Total liabilities	3,836.8	3,942.7
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at March 31, 2017 and December 31, 2016; Outstanding shares - 120.2 and 119.9 at March 31, 2017 and December 31, 2016, respectively	236.6	236.6
Paid-in capital	1,322.7	1,313.3
Retained earnings	4,255.9	4,153.2
Accumulated other comprehensive loss	(414.4)	(528.9)
Treasury stock, at cost, 68.5 shares and 68.8 shares at March 31, 2017 and December 31, 2016, respectively	(2,506.8)	(2,505.6)
Stock held by employee benefit trusts, at cost, 0.6 shares at March 31, 2017 and December 31, 2016	(5.9)	(5.9)
Total Equifax shareholders' equity	2,888.1	2,662.7
Noncontrolling interests including redeemable noncontrolling interests	64.1	58.6
Total equity	2,952.2	2,721.3
Total liabilities and equity	$6,789.0	$6,664.0
 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating activities:
Consolidated net income	$155.4	$102.4
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	72.1	56.8
Stock-based compensation expense	18.7	16.3
Excess tax benefits from stock-based compensation plans	—	(10.9)
Deferred income taxes	(2.6)	1.1
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(22.7)	(45.4)
Other assets, current and long-term	(29.2)	17.0
Current and long term liabilities, excluding debt	(88.0)	(29.2)
Cash provided by operating activities	103.7	108.1
Investing activities:
Capital expenditures	(50.3)	(40.2)
Acquisitions, net of cash acquired	(7.3)	(1,727.8)
Economic hedges	—	(10.8)
Cash received from sale of asset	8.6	—
Cash used in investing activities	(49.0)	(1,778.8)
Financing activities:
Net short-term borrowings	46.4	900.1
Payments on long-term debt	(50.0)	(10.0)
Borrowings on long-term debt	—	800.0
Dividends paid to Equifax shareholders	(46.9)	(39.2)
Dividends paid to noncontrolling interests	(1.9)	(1.7)
Proceeds from exercise of stock options	9.4	4.1
Payment of taxes related to settlement of equity awards	(20.3)	(17.8)
Excess tax benefits from stock-based compensation plans	—	10.9
Cash (used in) provided by financing activities	(63.3)	1,646.4
Effect of foreign currency exchange rates on cash and cash equivalents	2.5	27.8
(Decrease) increase in cash and cash equivalents	(6.1)	3.5
Cash and cash equivalents, beginning of period	129.3	93.3
Cash and cash equivalents, end of period	$123.2	$96.8

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2017

(Unaudited)

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2016	119.9	$236.6	$1,313.3	$4,153.2	$(528.9)	$(2,505.6)	$(5.9)	$58.6	$2,721.3
Net income	—	—	—	153.3	—	—	—	2.1	155.4
Other comprehensive loss	—	—	—	—	114.5	—	—	1.4	115.9
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	(9.5)	—	—	(1.2)	—	—	(10.7)
Treasury stock purchased under share repurchase program*	—	—	—	—	—	—	—	—	—
Cash dividends ($0.39 per share)	—	—	—	(47.1)	—	—	—	—	(47.1)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	18.7	—	—	—	—	—	18.7
Redeemable noncontrolling interest adjustment	—	—	—	(3.5)	—	—	—	3.9	0.4
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Balance, March 31, 2017	120.2	$236.6	$1,322.7	$4,255.9	$(414.4)	$(2,506.8)	$(5.9)	$64.1	$2,952.2

* At March 31, 2017, $667.2 million was available for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	March 31, 2017	December 31, 2016
	(In millions)
Foreign currency translation	$(149.6)	$(262.0)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $149.2 and $150.6 at March 31, 2017 and December 31, 2016, respectively	(263.4)	(265.9)
Cash flow hedging transactions, net of accumulated tax of $0.8 and $0.9 at March 31, 2017 and December 31, 2016, respectively	(1.4)	(1.0)
Accumulated other comprehensive loss	$(414.4)	$(528.9)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. We also provide information, technology and services to support debt collections and recovery management. As of March 31, 2017, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, we have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore, and have an investment in a consumer and commercial credit information company in Brazil.

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

Basis of Presentation.   The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of SEC Regulation S-X. To understand our complete financial position and results, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).

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

	Three Months Ended March 31,
	2017	2016
	(In millions)
Weighted-average shares outstanding (basic)	120.0	118.8
Effect of dilutive securities:
Stock options and restricted stock units	1.9	2.0
Weighted-average shares outstanding (diluted)	121.9	120.8

For the three months ended March 31, 2017 and 2016, the stock options that were anti-dilutive were not material.

Financial Instruments.   Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments through valuation techniques depending on the specific characteristics of the debt instrument. As of March 31, 2017 and December 31, 2016, the fair value of our long-term debt, including the current portion, based on observable inputs was $2.4 billion compared to its carrying value of $2.3 billion and $2.4 billion, respectively.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$30.7	$30.7	$—	$—
Deferred Compensation Plan Liability(1)	(30.7)	—	(30.7)	—
Total	$—	$30.7	$(30.7)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. As disclosed in Note 2, we completed various acquisitions during the year ended December 31, 2016. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in this acquisition were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. The fair value of the equity method investment assets acquired were internally estimated based on the market approach. Under the market approach, we estimated fair value based on market multiples of comparable companies.

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily represent amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2017, these assets were approximately $23.9 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current assets also include certain current tax accounts.

Variable Interest Entities.  We hold interests in certain entities, including credit data, information solutions and debt collections and recovery management ventures that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $17.7 million at March 31, 2017, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 5.  We are not the primary beneficiary and are not required to consolidate any of these VIEs, with the exception of a debt collections and recovery management venture, for which we meet the consolidation criteria under Accounting Standards Codification ("ASC") 810, Consolidation. In regards to that consolidated VIE, we have a 75% equity ownership interest and control of the activities that most significantly impact the VIE's economic performance. The assets and liabilities of the VIE for which we are the primary beneficiary were not significant to the Company’s Consolidated Financial Statements, and no gain or loss was recognized because of its consolidation.

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

Cost Method Investment.   We monitor the status of our cost method investment in order to determine if conditions exist or events and circumstances indicate that it may be impaired in that its carrying amount may exceed the fair value of the investment. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions, underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate the fair value of the investment using a combination of a discounted cash flow analysis and an evaluation of EBITDA multiples for comparable companies. If the carrying value of the investment exceeds the estimated fair value, an impairment loss is recorded based on the amount by which the investment’s carrying amount exceeds its fair value. As of March 31, 2017, our investment in Brazil, recorded at 44 million Reais ($14.1 million), approximated the fair value.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of corresponding amounts of other current assets, related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2017, these funds were approximately $23.9 million. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current liabilities also include various accrued liabilities such as interest expense, accrued employee benefits, accrued taxes, accrued payroll, and accrued legal expenses.

Change in Accounting Principle. In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09 "Compensation - Stock Compensation (Topic 718)". This standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. The new guidance requires the related payments to taxing authorities to be retrospectively presented as a cash outflow from financing activities. As a result, we reclassified $17.8 million of cash outflows from operating activities in the first quarter of 2016 to a cash outflow from financing activities. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The adoption of this guidance resulted in the recognition of $14.9 million, or $0.12 per diluted common share, of tax benefits in our Consolidated Statement of Income for the three months ended March 31, 2017. We also prospectively applied the provisions of the new guidance related to the presentation of windfall tax benefits as cash flows from operating activities which resulted in classifying $14.9 million of cash flows from financing activities to operating activities for the three months ended March 31, 2017. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period.

Recent Accounting Pronouncements.    Pension Costs. In March 2017, the FASB issued ASU 2017-07 "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715)". This new guidance changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendment also allows only the service cost component to be eligible for capitalization, when applicable. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2017, with early adoption permitted in the first quarter of 2017. The amendment will be applied retrospectively for the presentation requirements and prospectively for the capitalization of the service cost component requirements. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s financial position or results of operations.

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

Leases. In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”. This standard requires lessees to record most leases on their balance sheets and expenses on their income statements in a manner similar to current lease accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. The guidance becomes effective for fiscal years and interim reporting periods beginning after December 15, 2018. The Company is evaluating the potential effects of the adoption of this standard on its Consolidated Financial Statements.

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

Based on our current assessment, we anticipate adopting the standard using the modified retrospective method. The new standard will impact our contracts that have a known quantity over a defined term with price increases or decreases over the contract life. Under the current standard, the revenue related to these contracts were limited by billings in a period. Under the new standard the total contract value will be recognized ratably over the defined term or by using a transactional standalone selling price resulting in the creation of a contract asset or contract liability as transactions are delivered. We continue to review and evaluate our contracts under the new revenue recognition model to ascertain whether additional contract types will be affected by the new standard. Additionally, we are reviewing the impact of contract costs and additional disclosures required by the new revenue standard.

2. ACQUISITIONS AND INVESTMENTS

2016 Acquisitions and Investments. On February 24, 2016, the Company completed the acquisition of 100% of the ordinary voting shares of Veda for cash consideration of approximately $1.7 billion (2.4 billion Australian dollars) and debt assumed of approximately $189.5 million (261.9 million Australian dollars). The acquisition provides a strong platform for Equifax to offer data and analytic services and further broaden the Company's geographic footprint. Veda stockholders received 2.825 Australian dollars in cash for each share of Veda common stock they owned. The Company financed the transaction with $1.7 billion of debt, consisting of commercial paper, an $800 million 364-day revolving credit facility (the "364-day Revolver"), and an $800 million three-year delayed draw term loan facility (the "Term Loan"). Refer to Note 4 for further discussion on debt. Additionally, on August 23, 2016, the Company completed the acquisition of 100% of the assets and certain liabilities of unemployment tax and claims management specialists Barnett & Associates ("Barnett"), as well as the verifications business, Computersoft, LLC ("Computersoft").

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

	Three months ended March 31,
	2016
	As Reported	Pro Forma
	(In millions, except per share data)
Operating revenues	$728.3	$765.0
Net income attributable to Equifax	102.1	101.5
Net income per share (basic)	0.86	0.85
Net income per share (diluted)	0.85	0.84

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

Changes in the amount of goodwill for the three months ended March 31, 2017, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2016	$1,071.3	$1,814.6	$952.1	$136.3	$3,974.3
Adjustments to initial purchase price allocation	—	0.9	—	—	0.9
Foreign currency translation	—	81.4	—	0.9	82.3
Balance, March 31, 2017	$1,071.3	$1,896.9	$952.1	$137.2	$4,057.5

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2016. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the three months ended March 31, 2017.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada and the Veda acquisition. We expense the cost of modifying and updating credit files in the period such costs are incurred. Our reacquired rights represent the value of rights which we had granted to Computer Sciences Corporation that were reacquired in connection with the acquisition of certain assets of CSC Credit Services (“CSC Credit Services Acquisition”) in the fourth quarter of 2012. These reacquired rights are being amortized over the remaining term of the affiliation agreement on a straight-line basis until August 1, 2018. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

Purchased intangible assets at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,032.7	$(293.7)	$739.0	$1,012.7	$(276.0)	$736.7
Acquired software and technology	134.2	(41.9)	92.3	131.5	(36.1)	95.4
Customer relationships	723.3	(286.5)	436.8	712.7	(273.0)	439.7
Reacquired rights	73.3	(55.8)	17.5	73.3	(52.5)	20.8
Proprietary database	21.5	(7.2)	14.3	21.5	(6.7)	14.8
Non-compete agreements	17.7	(14.4)	3.3	26.8	(22.2)	4.6
Trade names and other intangible assets	54.8	(45.7)	9.1	54.1	(42.3)	11.8
Total definite-lived intangible assets	$2,057.5	$(745.2)	$1,312.3	$2,032.6	$(708.8)	$1,323.8

Amortization expense related to purchased intangible assets was $45.0 million and $35.7 million during the three months ended March 31, 2017 and 2016, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at March 31, 2017 is as follows:

Years ending December 31,	Amount
(In millions)
2017	$146.8
2018	138.3
2019	122.0
2020	116.9
2021	101.0
Thereafter	687.3
$1,312.3

4. DEBT

Debt outstanding at March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
	(In millions)
Commercial paper	$356.9	$310.3
Notes, 6.30%, due July 2017	272.5	272.5
Term Loan, due Nov 2018	400.0	450.0
Notes, 2.30%, due June 2021	500.0	500.0
Notes, 3.30%, due Dec 2022	500.0	500.0
Notes, 3.25%, due June 2026	275.0	275.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	2.4	2.6
Total debt	2,681.8	2,685.4
Less short-term debt and current maturities	(631.8)	(585.4)
Less unamortized discounts and debt issuance costs	(12.6)	(13.2)
Total long-term debt, net	$2,037.4	$2,086.8

Senior Credit Facilities.   We are party to a $900.0 million five-year unsecured revolving credit facility (the "Revolver") and the previously described Term Loan, (the Revolver and the Term Loan collectively, the "Senior Credit Facilities"), with a group of financial institutions.  The Revolver also has an accordion feature that allows us to request an increase in the total commitment to $1.2 billion.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver and the Term Loan are scheduled to expire in November 2020 and November 2018, respectively, with an option to request a maximum of two one-year extensions of the maturity date of the revolving credit facility. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. As of March 31, 2017, there were $0.5 million of letters of credit outstanding. As of March 31, 2017, there were no outstanding borrowings under the Revolver and $542.6 million was available for borrowing.

Commercial Paper Program.   Our $900.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings bear interest at either a variable rate (based on LIBOR or other benchmarks), or a fixed rate, with the applicable rate and margin. Maturities of commercial paper can range from overnight to 397 days. Because the commercial paper ("CP") is backstopped by our Senior Credit Facility, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding borrowings under our Senior Credit Facility. At March 31, 2017, $356.9 million in commercial paper notes was outstanding.

For additional information about our debt agreements, see Note 5 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

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

Guarantees and General Indemnifications.   We may issue standby letters of credit and performance bonds in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at March 31, 2017, and all have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business is not material at March 31, 2017. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management VIE under its commercial agreements.

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

We cannot reasonably estimate our potential future payments under the guarantees and indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees and indemnities on our Consolidated Balance Sheets at March 31, 2017 or December 31, 2016.

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

For additional information about these and other commitments and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2014 with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $1.6 million.

Effective Tax Rate.  Our effective income tax rate was 20.6% and 33.5% for the three months ended March 31, 2017 and March 31, 2016, respectively. The decrease in our effective income tax rate is primarily attributable to the adoption of the new stock-based compensation guidance we prospectively adopted in the first quarter of 2017 that requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled. These amounts were previously recognized in additional paid-in-capital. Additionally, the 2017 rate is lower due to adjustments for uncertain tax positions related to the recent settlement of an income tax audit.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the three months ended March 31, 2017, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2016	$(262.0)	$(265.9)	$(1.0)	$(528.9)
Other comprehensive income before reclassifications	112.4	—	(0.4)	112.0
Amounts reclassified from accumulated other comprehensive income	—	2.5	—	2.5
Net current-period other comprehensive income	112.4	2.5	(0.4)	114.5
Balance, March 31, 2017	$(149.6)	$(263.4)	$(1.4)	$(414.4)

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2017, are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$0.1	(1)
Recognized actuarial loss	(4.2)	(1)
	(4.1)	Total before tax
	1.6	Tax benefit
	$(2.5)	Net of tax

(1)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 8 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of March 31, 2017.

8. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 10 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

The following table provides the components of net periodic benefit cost, included in selling, general and administrative expenses in the Consolidated Statements of Income, for the three months ended March 31, 2017 and 2016:

	Pension Benefits		Other Benefits
	Three months ended March 31,
	2017	2016	2017	2016
	(In millions)
Service cost	$1.0	$0.9	$0.1	$0.1
Interest cost	7.1	8.0	0.2	0.2
Expected return on plan assets	(9.3)	(9.6)	(0.3)	(0.3)
Amortization of prior service cost	0.2	0.2	(0.3)	(0.3)
Recognized actuarial loss	3.8	3.5	0.4	0.2
Total net periodic benefit cost	$2.8	$3.0	$0.1	$(0.1)

9. SEGMENT INFORMATION

Reportable Segments.   We manage our business and report our financial results through the following four reportable segments, which are the same as our operating segments:

-    U.S. Information Solutions ("USIS")
-    International
-    Workforce Solutions
-    Global Consumer Solutions

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at fair market value or cost depending on the nature of the transaction, and no timing differences occur between segments.

A summary of segment products and services is as follows:

U.S. Information Solutions.   This segment includes consumer and commercial information services (such as credit information and credit scoring, credit modeling services and portfolio analytics (decisioning tools), which are derived from our databases of business credit and financial information, locate services, fraud detection and prevention services, identity verification services and other consulting services); mortgage loan information; financial marketing services; and identity management.

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

Operating revenue and operating income by operating segment during the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
(In millions)	March 31,
Operating revenue:	2017	2016
U.S. Information Solutions	$310.1	$294.9
International	216.2	158.1
Workforce Solutions	200.0	180.1
Global Consumer Solutions	105.9	95.2
Total operating revenue	$832.2	$728.3

	Three Months Ended
(In millions)	March 31,
Operating income:	2017	2016
U.S. Information Solutions	$129.7	$122.8
International	29.8	19.4
Workforce Solutions	89.5	78.6
Global Consumer Solutions	30.8	27.0
General Corporate Expense	(63.0)	(71.6)
Total operating income	$216.8	$176.2

Total assets by operating segment at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
(In millions)	2017	2016
Total assets:
U.S. Information Solutions	$1,800.5	$1,824.0
International	3,032.3	2,932.5
Workforce Solutions	1,342.4	1,337.0
Global Consumer Solutions	191.8	193.7
General Corporate	422.0	376.8
Total assets	$6,789.0	$6,664.0

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

Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2017 and 2016 were as follows:

	Key Performance Indicators
	Three Months Ended March 31,
	2017	2016
	(In millions, except per share data)
Operating revenue	$832.2	$728.3
Operating revenue change	14%	12%
Operating income	$216.8	$176.2
Operating margin	26.1%	24.2%
Net income attributable to Equifax	$153.3	$102.1
Diluted earnings per share from continuing operations	$1.26	$0.85
Cash provided by operating activities	$103.7	$108.1
Capital expenditures*	$(39.5)	$(40.2)

*Amounts above exclude changes in accruals for capital expenditures.

Operational and Financial Highlights

•
We did not repurchase shares of our common stock during the first three months of 2017. At March 31, 2017, $667.2 million was available for future purchases of common stock under our share repurchase authorization.

•	We paid out $46.9 million or $0.39 per share in dividends to our shareholders during the first three months of 2017.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, both enhanced by our own initiatives to expand our products and markets served, and to small commercial credit and marketing activity. In the United States we expect modest growth in overall economic activity and consumer credit for the remainder of the year. Mortgage market volumes are expected to be down in the double digit range for the full year. The economic environments impacting five of our six largest international operations, in the U.K., Australia, Canada, Argentina, and Chile, are expected to strengthen in 2017 relative to 2016. In Spain, economic growth is expected to remain good in 2017, although somewhat slower than in 2016. In addition, at their current levels, weaker foreign exchange rates compared to the prior year, will negatively impact both growth in revenue and profit when reported in U.S. dollars.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2017	2016	$	%
	(In millions)
U.S. Information Solutions	$310.1	$294.9	$15.2	5%
International	216.2	158.1	58.1	37%
Workforce Solutions	200.0	180.1	19.9	11%
Global Consumer Solutions	105.9	95.2	10.7	11%
Consolidated operating revenue	$832.2	$728.3	$103.9	14%

Revenue increased by $103.9 million or 14%, in the first quarter of 2017, compared to the same period in 2016. The growth was driven by broad-based growth due to revenue increases in mortgage, government, reseller and healthcare verticals as well as the Veda acquisition. Total revenue was negatively impacted by foreign exchange rates, which reduced revenue, on a constant currency basis, by $7.5 million, or 1%.

Operating Expenses

	Three Months Ended March 31,		Change
Consolidated Operating Expenses	2017	2016	$	%
	(In millions)
Consolidated cost of services	$300.8	$253.3	$47.5	19%
Consolidated selling, general and administrative expenses	243.3	243.1	0.2	—%
Consolidated depreciation and amortization expense	71.3	55.7	15.6	28%
Consolidated operating expenses	$615.4	$552.1	$63.3	11%

Cost of services increased $47.5 million in the first quarter of 2017, as compared to the same period in 2016. The increase was due to higher production costs driven by higher revenues including the Veda acquisition, and an increase in people costs. The impact of changes in foreign exchange rates reduced cost of services by $3.6 million in the first quarter of 2017.

Selling, general and administrative expense increased $0.2 million in the first quarter of 2017, as compared to the same period in 2016.  The overall increase was due to increased people costs, including the Veda acquisition, offset by a decline in Veda integration and transaction costs, as well as a decline in litigation costs. The impact of changes in foreign currency exchange rates reduced our selling, general and administrative expenses by $2.6 million in the first quarter of 2017.

Depreciation and amortization expense for the first quarter of 2017 increased by $15.6 million, compared to the same period in 2016, primarily due to the Veda acquisition.

Operating Income and Operating Margin

	Three Months Ended March 31,		Change
Consolidated Operating Income	2017	2016	$	%
	(In millions)
Consolidated operating revenue	$832.2	$728.3	$103.9	14%
Consolidated operating expenses	615.4	552.1	63.3	11%
Consolidated operating income	$216.8	$176.2	$40.6	23%
Consolidated operating margin	26.1%	24.2%		1.9	% pts

Total company operating margin increased in the first quarter of 2017 due to increased margins across all of our businesses, partially offset by the increase in the amortization of intangibles from the Veda acquisition.

Interest Expense and Other Income (Expense), net

	Three Months Ended March 31,		Change
Consolidated Interest Expense and Other Income (Expense), net
	2017	2016	$	%
	(In millions)
Consolidated interest expense	$(24.2)	$(20.1)	$(4.1)	20%
Consolidated other income (expense), net	3.1	(2.1)	5.2	nm
Average cost of debt	3.6%	3.8%
Total consolidated debt, net, at quarter end	$2,669.2	$3,069.2	$(400.0)	(13)%

Interest expense increased for the first quarter of 2017 when compared to the same period in 2016, due to an overall increase in our consolidated average debt outstanding as of March 31, 2017 incurred to finance the Veda acquisition. Our average cost of debt decreased for the first quarter of 2017, compared to the prior year period, due to lower long-term rates related to the issuance of 2.3% and 3.25% Senior Notes.

Other income (expense), net, for the first quarter of 2017, increased as compared to the prior year period, due primarily to a 2016 loss on the economic hedges, offset by a foreign currency gain on intercompany debt, both items related to the Veda transaction which did not recur in 2017.

Income Taxes

	Three Months Ended March 31,		Change
Consolidated Provision for Income Taxes	2017	2016	$	%
	(In millions)
Consolidated provision for income taxes	$(40.3)	$(51.6)	$11.3	(22)%
Effective income tax rate	20.6%	33.5%

Our effective income tax rate was 20.6% for the first quarter of 2017, down from 33.5% for the first quarter of 2016. The decrease in our effective income tax rate is primarily attributable to the adoption of the new stock-based compensation guidance we prospectively adopted in the first quarter of 2017 that requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled. These amounts were previously recognized in additional paid-in-capital. Additionally, the 2017 rate is lower due to adjustments for uncertain tax positions related to the recent settlement of an income tax audit.

Net Income

	Three Months Ended March 31,		Change
Consolidated Net Income	2017	2016	$	%
	(In millions, except per share amounts)
Consolidated operating income	$216.8	$176.2	$40.6	23%
Consolidated other expense, net	(21.1)	(22.2)	1.1	(5)%
Consolidated provision for income taxes	(40.3)	(51.6)	11.3	(22)%
Consolidated net income	155.4	102.4	53.0	52%
Net income attributable to noncontrolling interests	(2.1)	(0.3)	(1.8)	600%
Net income attributable to Equifax	$153.3	$102.1	$51.2	50%
Diluted earnings per common share:
Net income attributable to Equifax	$1.26	$0.85	$0.41	48%
Weighted-average shares used in computing diluted earnings per share	121.9	120.8

Consolidated net income increased by $53.0 million or 52% in the first quarter of 2017, due to increased operating income across all segments, the tax benefit related to the prospective adoption of the new stock-based compensation guidance in the first quarter of 2017 and adjustments for uncertain tax positions related to the recent settlement of an income tax audit. This increase was partially offset by an increase in interest expense.

Segment Financial Results

USIS

	Three Months Ended March 31,		Change
U.S. Information Solutions	2017	2016	$	%
	(In millions)
Operating revenue:
Online Information Solutions	$225.2	$218.1	$7.1	3%
Mortgage Solutions	38.6	31.6	7.0	22%
Financial Marketing Services	46.3	45.2	1.1	2%
Total operating revenue	$310.1	$294.9	$15.2	5%
% of consolidated revenue	37%	40%
Total operating income	$129.7	$122.8	$6.9	6%
Operating margin	41.8%	41.6%		0.2	%pts

USIS revenue increased 5% in the first quarter of 2017, as compared to the prior year period, driven by growth across our core credit decision services, core mortgage, identity and fraud solutions, and marketing services.

Online Information Solutions

Revenue for the first quarter of 2017 increased 3% when compared to the prior year period, driven by growth in our core credit decisioning and identity and fraud solutions businesses.

Mortgage Solutions

Revenue increased by 22% for the first quarter of 2017, when compared to the prior year period, primarily driven by growth in core mortgage, as well as growth from other mortgage product offerings.

Financial Marketing Services

Revenue increased 2% for the first quarter of 2017, as compared to the prior year period due to increases in marketing services.

USIS Operating Margin

USIS operating margin increased from 41.6% in the first quarter of 2016 to 41.8% in the first quarter of 2017 due to revenue growth and decreases in litigation costs, offset by increased people costs and product mix.

International

	Three Months Ended March 31,		Change
International	2017	2016	$	%
	(In millions)
Operating revenue:
Asia Pacific	$72.0	$27.6	$44.4	161%
Europe	61.7	60.5	1.2	2%
Latin America	51.0	42.5	8.5	20%
Canada	31.5	27.5	4.0	15%
Total operating revenue	$216.2	$158.1	$58.1	37%
% of consolidated revenue	26%	22%
Total operating income	$29.8	$19.4	$10.4	54%
Operating margin	13.8%	12.3%		1.5	%pts
nm - not meaningful.

International revenue increased 37% in the first quarter of 2017, as compared to the prior year period. Local currency revenue growth, excluding Veda, for the first quarter of 2017 was 14%, primarily driven by strong growth across all regions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $6.3 million in the first quarter of 2017.

Asia Pacific

Revenue growth of $44.4 million for the first quarter of 2017, as compared to the prior year period, was driven by the Veda acquisition.

Europe

On a local currency basis, revenue increased 15% in the first quarter of 2017, as compared to the prior year period, primarily due to growth in U.K. debt management services and analytical services in Spain. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $7.9 million, or 13%, for the first quarter of 2017. Reported revenue increased 2% in the first quarter of 2017.

Latin America

On a local currency and reported basis, revenue increased 20% in the first quarter of 2017, as compared to the prior year period, primarily driven by core organic growth primarily in Argentina and Chile.

Canada

On a local currency basis, revenue increased 11% in the first quarter of 2017, as compared to the prior year period, due to core organic growth. Local currency fluctuations against the U.S. dollar positively impacted revenue by $1.1 million, or 4%, in the first quarter of 2017. Reported revenue increased by 15% in the first quarter of 2017.

International Operating Margin

Operating margin increased from 12.3% in the first quarter of 2016 to 13.8% in the first quarter of 2017 due to product mix and a decrease in transaction, integration costs related to the Veda acquisition, and a gain on the sale of an asset, partially offset by increased purchased intangibles amortization.

Workforce Solutions

	Three Months Ended March 31,		Change
Workforce Solutions	2017	2016	$	%
	(In millions)
Operating revenue:
Verification Services	$115.1	$99.2	$15.9	16%
Employer Services	84.9	80.9	4.0	5%
Total operating revenue	$200.0	$180.1	$19.9	11%
% of consolidated revenue	24%	25%
Total operating income	$89.5	$78.6	$10.9	14%
Operating margin	44.7%	43.6%		1.1	% pts

Workforce Solutions revenue increased by 11% in the first quarter of 2017, as compared to the prior year period, due to strong growth in the healthcare, mortgage, government, and financial verticals, partially offset by a decline in our employment based tax credit product due to the timing of tax law enactments.

Verification Services

Revenue increased 16% in the first quarter of 2017, compared to the prior year period, due to strong growth in mortgage, government, financial, auto, and pre-employment screening verticals, and continued addition of new records to The Work Number database.

Employer Services

Revenue increased 5% in the first quarter of 2017, compared to the prior year period, due to growth in our workforce analytics and on-boarding products, partially offset by a decline in our employment based tax credit product due to the timing of tax law enactments.

Workforce Solutions Operating Margin

Operating margin increased from 43.6% for the first quarter of 2016 to 44.7% for the first quarter of 2017, driven by strong revenue growth over the first quarter 2016.

Global Consumer Solutions

	Three Months Ended March 31,		Change
Global Consumer Solutions	2017	2016	$	%
	(In millions)
Total operating revenue	$105.9	$95.2	$10.7	11%
% of consolidated revenue	13%	13%
Total operating income	$30.8	$27.0	$3.8	14%
Operating margin	29.1%	28.3%		0.8	%pts

Revenue increased 11% for the first quarter of 2017, as compared to the prior year period. Local currency revenue grew 13% in the first quarter of 2017, due to the growth of the direct to consumer reseller and U.S. indirect businesses. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.2 million, or 1%, for the first quarter of 2017. Operating margin increased from 28.3% in the first quarter of 2016 to 29.1% in the first quarter of 2017, due to changes in product mix and decreases in marketing costs.

General Corporate Expense

	Three Months Ended March 31,		Change
General Corporate Expense	2017	2016	$	%
	(In millions)
General corporate expense	$63.0	$71.6	$(8.6)	(12)%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense decreased $8.6 million in the first quarter due to decreases in Veda transaction and integration costs partially offset by increased depreciation and amortization.

LIQUIDITY AND FINANCIAL CONDITION

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. We continue to generate substantial cash from operating activities and remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure to meet short and long-term objectives.

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions, acquisition and integration costs, and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Revolver as described below. At March 31, 2017, $542.6 million was available to borrow under our Revolver. Our Revolver does not include a provision under which lenders could refuse to allow us to borrow under the facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the credit agreement.

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2017	2016	2017 vs. 2016
	(In millions)
Operating activities	$103.7	$108.1	$(4.4)
Investing activities	$(49.0)	$(1,778.8)	$1,729.8
Financing activities	$(63.3)	$1,646.4	$(1,709.7)

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2017 decreased by $4.4 million over the prior year, due to an increase in working capital mostly driven by a decrease in current and long-term liabilities, excluding debt, and an increase in other assets, current and long-term, partially offset by an increase in net income and slower growth in accounts receivable.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  As of March 31, 2017, we held $108.9 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash used in:	2017	2016	2017 vs. 2016
	(In millions)
Capital expenditures*	$(50.3)	$(40.2)	$(10.1)
*Amounts above include cash outflows for capital expenditures.

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in the first three months of 2017 increased by $10.1 million from the same period in 2016 as we paid amounts that were accrued as of December 31, 2016.

Acquisitions, Divestitures and Investments

	Three Months Ended March 31,		Change
Net cash used in:	2017	2016	2017 vs. 2016
	(In millions)
Acquisitions, net of cash acquired	$(7.3)	$(1,727.8)	$1,720.5
Economic hedges	$—	$(10.8)	$10.8
Cash received from sale of asset	$8.6	$—	$8.6

During the first quarter of 2016, the Company completed the acquisition of 100% of the ordinary voting shares of Veda for cash consideration of approximately $1.7 billion.

During the first quarter of 2016, we settled all of the foreign currency options on the respective settlement dates for a net cash payment of $10.8 million.

Financing Activities

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2017	2016	2017 vs. 2016
	(In millions)
Net short-term borrowings	$46.4	$900.1	$(853.7)
Payments on long-term debt	$(50.0)	$(10.0)	$(40.0)
Borrowings on long-term debt	$—	$800.0	$(800.0)

Credit Facility Availability

Our principal unsecured revolving credit facility with a group of banks, which we refer to as the Revolver, permits us to borrow up to $900.0 million through November 2020. The Revolver may be used for general corporate purposes. Availability of the Revolver for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and by the outstanding principal amount of our CP notes.

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

At March 31, 2017, $356.9 million was outstanding under our CP program. At March 31, 2017, a total of $542.6 million was available under our Revolver.

At March 31, 2017, 72% of our debt was fixed-rate debt and 28% was effectively variable-rate debt. Our variable-rate debt consists of our commercial paper, which is generally issued for terms of 1 to 100 days, and our Term Loan. At March 31, 2017, the interest rates on our variable-rate debt ranged from 0.99% to 2.10%.

Borrowing and Repayment Activity

Net short-term borrowings primarily represent activity under our CP program and borrowings under the 364-day Revolver. We primarily borrow under our CP program, as needed and availability allows.

The decrease in net short-term borrowings primarily reflects the net activity of CP notes in the first three months of 2017 compared to the comparable 2016 period, as well as the draw down on the 364-day Revolver during the first quarter of 2016 and the pay off of the Veda assumed debt in the first quarter of 2016.

Payments on long-term debt reflect $50 million and $10 million payments made in the first quarter of 2017 and 2016, respectively, on our Term Loan. Borrowings on long-term debt reflect an $800 million draw down in the first quarter of 2016 on our Term Loan.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and Senior Credit Facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, the Senior Credit Facilities limit the amount of subsidiary debt and the amount of debt secured by liens, and require us to maintain a maximum leverage ratio of not more than 3.5 to 1.0. None of these covenants are considered restrictive to our operations and, as of March 31, 2017, we were in compliance with all of our debt covenants.

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

 For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2017	2016	2017 vs. 2016
	(In millions)
Dividends paid to Equifax shareholders	$(46.9)	$(39.2)	$(7.7)
Dividends paid to noncontrolling interests	$(1.9)	$(1.7)	$(0.2)
Proceeds from exercise of stock options	$9.4	$4.1	$5.3
Excess tax benefits from stock-based compensation plans	$—	$10.9	$(10.9)

Sources and uses of cash related to equity during the three months ended March 31, 2017 and 2016 were as follows:

-	During the first three months of 2017, we did not repurchase any shares of our stock.

-
We increased our quarterly dividend from $0.33 per share to $0.39 per share as announced in the first quarter of 2017. We paid cash dividends to Equifax shareholders of $46.9 million, or $0.39 per share, and $39.2 million, or $0.33 per share, during the three months ended March 31, 2017 and 2016, respectively.

-	We received cash of $9.4 million and $4.1 million during the first three months of 2017 and 2016, respectively, from the exercise of stock options.

At March 31, 2017, the Company had $667.2 million remaining for stock repurchases under the existing Board authorization.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations have not changed materially from those reported in our 2016 Form 10-K.  For additional information about certain obligations and contingencies, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2016 Form 10-K.

Benefit Plans

At December 31, 2016, our U.S. Retirement Income Plan, or USRIP, met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our committed Senior Credit Facilities.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

For additional information about our benefit plans, see Note 10 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A, and Note 1 of the Notes to Consolidated Financial Statements, in our 2016 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2016 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2017.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in the following legal actions:

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award. Mailing of the supplemental notice was completed on February 15, 2011 and the deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order vacating the settlement and remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiffs and granted the motion of counsel for the settling plaintiffs to be appointed as interim lead class counsel. On March 28, 2016, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s lead counsel appointment. On January 9, 2017, the United States Supreme Court denied the objectors’ Petition for a Writ of Certiorari. The parties re-engaged in settlement discussions, including participation in mediations in August 2016 and November 2016, and reached an agreement to again settle the monetary claims. Settlement documents were filed with the District Court on April 14, 2017 and the District Court has scheduled a hearing on the expected Motion for Preliminary Approval on May 30, 2017.

Other.  Equifax has been named as a defendant in various other legal actions, including administrative claims, regulatory matters, government investigations, class actions and other litigation arising in connection with our business. Some of the legal actions include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We believe we have strong defenses to and, where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines or other relief. We may explore potential settlements before a case is taken through trial because of the uncertainty and risks inherent in the litigation process

For information regarding our accounting for legal contingencies, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2016 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2017:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
January 1 - January 31, 2017	887	$—	—	$667,199,250
February 1 - February 28, 2017	155,515	$—	—	$667,199,250
March 1 - March 31, 2017	684	$—	—	$667,199,250
Total	157,086			$667,199,250

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 887 shares for the month of January 2017, 155,515 shares for the month of February 2017, and 684 shares for the month of March 2017.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At March 31, 2017, the amount authorized for future share repurchases under the share repurchase program was $667.2 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Senior Credit Facilities restrict our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result, according to the terms of the applicable credit agreements.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1*	Form of Restricted Stock Unit Award Agreement (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017)
10.2*	Form of Restricted Stock Unit Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017)
10.3*	Form of Non-Qualified Stock Option Award Agreement (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017)
10.4*	Form of Non-Qualified Stock Option Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017)
10.5*	Form of Performance Share Award Agreement (TSR) (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017)
10.6*	Form of Performance Share Award Agreement (TSR) (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017)
10.7*	Form of Performance Share Award Agreement (EPS) (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017)
10.8*	Form of Performance Share Award Agreement (EPS) (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date:	April 27, 2017	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	April 27, 2017		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	April 27, 2017		/s/ Nuala M. King
Nuala M. King
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1*	Form of Restricted Stock Unit Award Agreement (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017)
10.2*	Form of Restricted Stock Unit Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017)
10.3*	Form of Non-Qualified Stock Option Award Agreement (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017)
10.4*	Form of Non-Qualified Stock Option Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017)
10.5*	Form of Performance Share Award Agreement (TSR) (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017)
10.6*	Form of Performance Share Award Agreement (TSR) (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017)
10.7*	Form of Performance Share Award Agreement (EPS) (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017)
10.8*	Form of Performance Share Award Agreement (EPS) (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan, contract, or arrangement.