Form 10-Q
period 2017-06-30
EQUIFAX INC
filed 2017-07-27
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

On July 13, 2017, there were 120,372,509 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2017

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2017	2016
(In millions, except per share amounts)
Operating revenue	$856.7	$811.3
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	293.7	285.8
Selling, general and administrative expenses	228.4	231.6
Depreciation and amortization	70.5	68.2
Total operating expenses	592.6	585.6
Operating income	264.1	225.7
Interest expense	(24.6)	(23.6)
Other income (expense), net	3.1	(0.8)
Consolidated income before income taxes	242.6	201.3
Provision for income taxes	(75.0)	(68.3)
Consolidated net income	167.6	133.0
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(2.2)	(2.1)
Net income attributable to Equifax	$165.4	$130.9
Basic earnings per common share:
Net income attributable to Equifax	$1.37	$1.10
Weighted-average shares used in computing basic earnings per share	120.3	119.2
Diluted earnings per common share:
Net income attributable to Equifax	$1.36	$1.08
Weighted-average shares used in computing diluted earnings per share	121.9	121.1
Dividends per common share	$0.39	$0.33

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

	Six Months Ended June 30,
	2017	2016
(In millions, except per share amounts)
Operating revenue	$1,689.0	$1,539.6
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	594.6	539.1
Selling, general and administrative expenses	471.7	474.8
Depreciation and amortization	141.8	123.8
Total operating expenses	1,208.1	1,137.7
Operating income	480.9	401.9
Interest expense	(48.8)	(43.7)
Other income (expense), net	6.2	(2.9)
Consolidated income before income taxes	438.3	355.3
Provision for income taxes	(115.3)	(119.9)
Consolidated net income	323.0	235.4
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(4.3)	(2.4)
Net income attributable to Equifax	$318.7	$233.0
Basic earnings per common share:
Net income attributable to Equifax	$2.65	$1.96
Weighted-average shares used in computing basic earnings per share	120.1	119.0
Diluted earnings per common share:
Net income attributable to Equifax	$2.61	$1.93
Weighted-average shares used in computing diluted earnings per share	121.9	120.9
Dividends per common share	$0.78	$0.66

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
	2017			2016
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$165.4	$2.2	$167.6	$130.9	$2.1	$133.0
Other comprehensive income (loss):
Foreign currency translation adjustment	6.2	0.8	7.0	(66.5)	(1.0)	(67.5)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	2.6	—	2.6	2.3	—	2.3
Change in cumulative loss from cash flow hedging transactions, net	—	—	—	0.4	—	0.4
Comprehensive income	$174.2	$3.0	$177.2	$67.1	$1.1	$68.2

	Six Months Ended June 30,
	2017			2016
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$318.7	$4.3	$323.0	$233.0	$2.4	$235.4
Other comprehensive income (loss):
Foreign currency translation adjustment	118.6	2.2	120.8	31.9	(1.3)	30.6
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	5.0	—	5.0	4.5	—	4.5
Change in cumulative loss from cash flow hedging transactions, net	(0.2)	—	(0.2)	0.6	—	0.6
Comprehensive income	$442.1	$6.5	$448.6	$270.0	$1.1	$271.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$403.9	$129.3
Trade accounts receivable, net of allowance for doubtful accounts of $9.5 and $7.8 at June 30, 2017 and December 31, 2016, respectively	462.4	433.3
Prepaid expenses	71.4	60.2
Other current assets	63.0	50.1
Total current assets	1,000.7	672.9
Property and equipment:
Capitalized internal-use software and system costs	355.7	307.0
Data processing equipment and furniture	293.3	273.2
Land, buildings and improvements	210.4	203.8
Total property and equipment	859.4	784.0
Less accumulated depreciation and amortization	(361.3)	(317.1)
Total property and equipment, net	498.1	466.9
Goodwill	4,063.9	3,974.3
Indefinite-lived intangible assets	94.9	94.8
Purchased intangible assets, net	1,272.7	1,323.8
Other assets, net	128.0	131.3
Total assets	$7,058.3	$6,664.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$794.2	$585.4
Accounts payable	66.5	81.0
Accrued expenses	127.0	149.3
Accrued salaries and bonuses	94.4	158.8
Deferred revenue	104.7	110.7
Other current liabilities	156.6	174.4
Total current liabilities	1,343.4	1,259.6
Long-term debt	2,038.1	2,086.8
Deferred income tax liabilities, net	325.4	325.4
Long-term pension and other postretirement benefit liabilities	178.3	184.4
Other long-term liabilities	91.7	86.5
Total liabilities	3,976.9	3,942.7
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at June 30, 2017 and December 31, 2016; Outstanding shares - 120.4 and 119.9 at June 30, 2017 and December 31, 2016, respectively	236.6	236.6
Paid-in capital	1,325.1	1,313.3
Retained earnings	4,376.3	4,153.2
Accumulated other comprehensive loss	(405.5)	(528.9)
Treasury stock, at cost, 68.3 shares and 68.8 shares at June 30, 2017 and December 31, 2016, respectively	(2,505.6)	(2,505.6)
Stock held by employee benefit trusts, at cost, 0.6 shares at June 30, 2017 and December 31, 2016	(5.9)	(5.9)
Total Equifax shareholders' equity	3,021.0	2,662.7
Noncontrolling interests including redeemable noncontrolling interests	60.4	58.6
Total equity	3,081.4	2,721.3
Total liabilities and equity	$7,058.3	$6,664.0

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In millions)
Operating activities:
Consolidated net income	$323.0	$235.4
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	143.5	124.7
Stock-based compensation expense	25.3	22.2
Excess tax benefits from stock-based compensation plans	—	(20.0)
Deferred income taxes	(6.8)	2.6
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(24.1)	(42.5)
Other assets, current and long-term	(30.3)	7.5
Current and long term liabilities, excluding debt	(101.5)	(31.4)
Cash provided by operating activities	329.1	298.5
Investing activities:
Capital expenditures	(99.9)	(82.8)
Acquisitions, net of cash acquired	(9.6)	(1,727.8)
Economic hedges	—	(10.8)
Cash received from sale of asset	8.6	—
Cash used in investing activities	(100.9)	(1,821.4)
Financing activities:
Net short-term borrowings	208.8	207.5
Payments on long-term debt	(50.0)	(210.0)
Borrowings on long-term debt	—	1,574.7
Dividends paid to Equifax shareholders	(93.9)	(78.6)
Dividends paid to noncontrolling interests	(6.6)	(5.6)
Proceeds from exercise of stock options	13.0	15.7
Payment of taxes related to settlement of equity awards	(27.0)	(19.0)
Excess tax benefits from stock-based compensation plans	—	20.0
Other	—	(5.5)
Cash provided by financing activities	44.3	1,499.2
Effect of foreign currency exchange rates on cash and cash equivalents	2.1	27.2
Increase in cash and cash equivalents	274.6	3.5
Cash and cash equivalents, beginning of period	129.3	93.3
Cash and cash equivalents, end of period	$403.9	$96.8

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2017

(Unaudited)

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2016	119.9	$236.6	$1,313.3	$4,153.2	$(528.9)	$(2,505.6)	$(5.9)	$58.6	$2,721.3
Net income	—	—	—	318.7	—	—	—	4.3	323.0
Other comprehensive income	—	—	—	—	123.4	—	—	2.2	125.6
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.5	—	(13.7)	—	—		—	—	(13.7)
Treasury stock purchased under share repurchase program*	—	—	—	—	—	—	—	—	—
Cash dividends ($0.78 per share)	—	—	—	(94.3)	—	—	—	—	(94.3)
Dividends paid to employee benefits trusts	—	—	0.4	—	—	—	—	—	0.4
Stock-based compensation expense	—	—	25.3	—	—	—	—	—	25.3
Redeemable noncontrolling interest adjustment	—	—	—	(1.3)	—	—	—	1.3	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(6.6)	(6.6)
Other	—	—	(0.2)	—	—	—	—	0.6	0.4
Balance, June 30, 2017	120.4	$236.6	$1,325.1	$4,376.3	$(405.5)	$(2,505.6)	$(5.9)	$60.4	$3,081.4

* At June 30, 2017, $667.2 million was available for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	June 30, 2017	December 31, 2016
	(In millions)
Foreign currency translation	$(143.4)	$(262.0)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $147.5 and $150.6 at June 30, 2017 and December 31, 2016, respectively	(260.9)	(265.9)
Cash flow hedging transactions, net of accumulated tax of $0.8 and $0.9 at June 30, 2017 and December 31, 2016, respectively	(1.2)	(1.0)
Accumulated other comprehensive loss	$(405.5)	$(528.9)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. We also provide information, technology and services to support debt collections and recovery management. As of June 30, 2017, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, we have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore, and have an investment in a consumer and commercial credit information company in Brazil.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Weighted-average shares outstanding (basic)	120.3	119.2	120.1	119.0
Effect of dilutive securities:
Stock options and restricted stock units	1.6	1.9	1.8	1.9
Weighted-average shares outstanding (diluted)	121.9	121.1	121.9	120.9

For the three and six months ended June 30, 2017 and 2016, stock options that were anti-dilutive were not material.

Financial Instruments.   Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for similar publicly traded instruments, and for non-publicly traded instruments through valuation techniques involving observable inputs based on the specific characteristics of the debt instrument. As of June 30, 2017 and December 31, 2016, the fair value of our long-term debt, including the current portion, was $2.4 billion compared to its carrying value of $2.3 billion and $2.4 billion, respectively.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$32.0	$32.0	$—	$—
Deferred Compensation Plan Liability(1)	(32.0)	—	(32.0)	—
Total	$—	$32.0	$(32.0)	$—

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

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily represent amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2017, these assets were approximately $21.6 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current assets also include certain current tax accounts.

Variable Interest Entities.  We hold interests in certain entities, including credit data, information solutions and debt collections and recovery management ventures that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $13.8 million at June 30, 2017, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 5.  We are not the primary beneficiary and are not required to consolidate any of these VIEs, with the exception of a debt collections and recovery management venture, for which we meet the consolidation criteria under Accounting Standards Codification ("ASC") 810, Consolidation. In regards to that consolidated VIE, we have a 75% equity ownership interest and control of the activities that most significantly impact the VIE's economic performance. The assets and liabilities of the VIE for which we are the primary beneficiary were not significant to the Company’s Consolidated Financial Statements, and no gain or loss was recognized because of its consolidation.

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

Cost Method Investment.   We monitor the status of our cost method investment in order to determine if conditions exist or events and circumstances indicate that it may be impaired in that its carrying amount may exceed the fair value of the investment. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions, underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate the fair value of the investment using a combination of a discounted cash flow analysis and an evaluation of EBITDA multiples for comparable companies. If the carrying value of the investment exceeds the estimated fair value, an impairment loss is recorded based on the amount by which the investment’s carrying amount exceeds its fair value. As of June 30, 2017, our investment in Brazil, recorded at 44 million Reais ($13.4 million), approximated the fair value.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of corresponding amounts of other current assets, related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2017, these funds were approximately $21.6 million. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current liabilities also include various accrued liabilities such as interest expense, accrued employee benefits, accrued taxes, accrued payroll, and accrued legal expenses.

Change in Accounting Principle. In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09 "Compensation - Stock Compensation (Topic 718)". This standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. The new guidance requires the related payments to taxing authorities to be retrospectively presented as a cash outflow from financing activities. As a result, we reclassified $19.0 million of cash outflows from operating activities in the first six months of 2016 to a cash outflow from financing activities. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The adoption of this guidance resulted in the recognition of $4.8 million, or $0.04 per diluted common share, and $19.7 million and $0.16 per diluted common share, of tax benefits in our Consolidated Statement of Income for the three and six months ended June 30, 2017, respectively. We also prospectively applied the provisions of the new guidance related to the presentation of windfall tax benefits as cash flows from operating activities which resulted in classifying $4.8 million and $19.7 million of cash flows from financing activities to operating activities for the second quarter and first six months ended June 30, 2017. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period.

Recent Accounting Pronouncements.    Stock Compensation. In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting". The amendments in ASU 2017-09 require entities to apply modification accounting in Topic 718 only when changes to the terms or conditions of a share-based payment award result in changes to fair value, vesting conditions or the classification of the award as equity or liability. The adoption of ASU 2017-09 will become effective for annual periods beginning after December 15, 2017. Based on historical modifications we do not believe the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows.

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

Goodwill. In January 2017, the FASB issued ASU 2017-04 "Simplifying the Test for Goodwill Impairment (Topic 350)". This standard eliminates Step 2 from the current goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This guidance must be applied on a prospective basis. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

Definition of a business. In January 2017, the FASB issued ASU 2017-01 "Clarifying the Definition of a Business(Topic 805)". This standard provides criteria to determine when an asset acquired or group of assets acquired is not a business. When substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This reduces the number of transactions that need to be further evaluated. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017 with early adoption permitted. We are currently evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

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

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-9, "Revenue from Contracts with Customers." ASU 2014-9 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-9 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-9 was originally effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption was not permitted. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-9. The Company is continuing to evaluate the potential effects of the adoption of this standard on its Consolidated Financial Statements.

Based on our current assessment, we anticipate adopting the standard using the modified retrospective method in the first quarter of fiscal 2018. The new standard will impact our contracts that have a known quantity over a defined term with price increases or decreases over the contract life. Under the current standard, the revenue related to these contracts are limited by billings in a period. Under the new standard the total contract value will be recognized ratably over the defined term or by using a transactional standalone selling price resulting in the creation of a contract asset or contract liability as transactions are delivered. We have preliminarily determined that we do not expect the revenue recognition aspects of the new standard to materially affect our consolidated net earnings, financial position, or cash flow based on the application of the guidance to our contracts with customers. We will continue to review and evaluate our contracts under the new revenue recognition model to ascertain whether additional contract types or future contracts will be affected by the new standard and our preliminary assessments could be subject to change. Additionally, we continue to review the impact of contract costs and the presentation of the additional disclosures required by the new standard.

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

	Six months ended June 30,
	2016
	As Reported	Pro Forma
	(In millions, except per share data)
Operating revenues	$1,539.6	$1,577.7
Net income attributable to Equifax	233.0	232.3
Net income per share (basic)	1.96	1.95
Net income per share (diluted)	1.93	1.92

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

Changes in the amount of goodwill for the six months ended June 30, 2017, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2016	$1,071.3	$1,814.6	$952.1	$136.3	$3,974.3
Acquisitions	—	1.4	—	—	1.4
Adjustments to initial purchase price allocation	—	0.9	—	—	0.9
Foreign currency translation	—	84.2	—	3.1	87.3
Balance, June 30, 2017	$1,071.3	$1,901.1	$952.1	$139.4	$4,063.9

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2016. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the six months ended June 30, 2017.

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

Purchased intangible assets at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,018.3	$(296.2)	$722.1	$1,012.7	$(276.0)	$736.7
Acquired software and technology	135.1	(49.9)	85.2	131.5	(36.1)	95.4
Customer relationships	725.7	(299.7)	426.0	712.7	(273.0)	439.7
Reacquired rights	73.3	(59.1)	14.2	73.3	(52.5)	20.8
Proprietary database	21.5	(7.6)	13.9	21.5	(6.7)	14.8
Non-compete agreements	17.7	(15.0)	2.7	26.8	(22.2)	4.6
Trade names and other intangible assets	27.8	(19.2)	8.6	54.1	(42.3)	11.8
Total definite-lived intangible assets	$2,019.4	$(746.7)	$1,272.7	$2,032.6	$(708.8)	$1,323.8

Amortization expense related to purchased intangible assets was $41.8 million and $47.1 million during the three months ended June 30, 2017 and 2016, respectively. Amortization expense related to purchased intangible assets was $86.8 million and $82.8 million during the six months ended June 30, 2017 and 2016, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at June 30, 2017 is as follows:

Years ending December 31,	Amount
(In millions)
2017	$85.8
2018	144.1
2019	123.4
2020	117.7
2021	100.8
Thereafter	700.9
$1,272.7

4. DEBT

Debt outstanding at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
	(In millions)
Commercial paper	$516.2	$310.3
Notes, 6.30%, due July 2017	272.5	272.5
Term Loan, due Nov 2018	400.0	450.0
Notes, 2.30%, due June 2021	500.0	500.0
Notes, 3.30%, due Dec 2022	500.0	500.0
Notes, 3.25%, due June 2026	275.0	275.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	5.5	2.6
Total debt	2,844.2	2,685.4
Less short-term debt and current maturities	(794.2)	(585.4)
Less unamortized discounts and debt issuance costs	(11.9)	(13.2)
Total long-term debt, net	$2,038.1	$2,086.8

Senior Credit Facilities.   We are party to a $900.0 million five-year unsecured revolving credit facility (the "Revolver") and the previously described Term Loan, (the Revolver and the Term Loan collectively, the "Senior Credit Facilities"), with a group of financial institutions.  The Revolver also has an accordion feature that allows us to request an increase in the total commitment to $1.2 billion.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver and the Term Loan are scheduled to expire in November 2020 and November 2018, respectively, with an option to request a maximum of two one-year extensions of the maturity date of the revolving credit facility. Availability of the Senior Credit Facility for borrowings is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. As of June 30, 2017, there were $0.5 million of letters of credit outstanding. As of June 30, 2017, there were no outstanding borrowings under the Revolver and $383.3 million was available for borrowing. On July 3, 2017 we repaid our July 2017 Senior Notes using the proceeds of commercial paper issued prior to June 30, 2017.

Commercial Paper Program.   Our $900.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings bear interest at either a floating rate (based on LIBOR or other benchmarks), or a fixed rate, with the applicable rate and margin. Maturities of commercial paper can range from overnight to 397 days. Because the commercial paper ("CP") is backstopped by our Senior Credit Facility, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding borrowings under our Senior Credit Facility. At June 30, 2017, $516.2 million in commercial paper notes was outstanding.

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

Guarantees and General Indemnifications.   We may issue standby letters of credit and performance bonds in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at June 30, 2017, and all have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business is not material at June 30, 2017. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management VIE under its commercial agreements.

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

We cannot reasonably estimate our potential future payments under the guarantees and indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees and indemnities on our Consolidated Balance Sheets at June 30, 2017 or December 31, 2016.

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

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2014 with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $1.5 million.

Effective Tax Rate.  Our effective income tax rate was 30.9% and 34.0% for the three months ended June 30, 2017 and June 30, 2016, respectively. Our effective income tax rate was 26.3% and 33.8% for the six months ended June 30, 2017 and June 30, 2016, respectively. The decrease in our effective income tax rate is primarily attributable to the adoption of the new stock-based compensation guidance prospectively adopted in the first quarter of 2017 that requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled. These amounts were previously recognized in additional paid-in-capital. Additionally, for the first six months of 2017, the rate is lower due to adjustments for uncertain tax positions related to the first quarter 2017 settlement of an income tax audit.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the six months ended June 30, 2017, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2016	$(262.0)	$(265.9)	$(1.0)	$(528.9)
Other comprehensive income before reclassifications	118.6	—	(0.2)	118.4
Amounts reclassified from accumulated other comprehensive income	—	5.0	—	5.0
Net current-period other comprehensive income	118.6	5.0	(0.2)	123.4
Balance, June 30, 2017	$(143.4)	$(260.9)	$(1.2)	$(405.5)

Reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2017, are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$0.2	(1)
Recognized actuarial loss	(8.4)	(1)
	(8.2)	Total before tax
	3.2	Tax benefit
	$(5.0)	Net of tax

(1)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 8 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of June 30, 2017.

8. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 10 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

The following table provides the components of net periodic benefit cost, included in selling, general and administrative expenses in the Consolidated Statements of Income, for the three and six months ended June 30, 2017 and 2016:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Service cost	$1.0	$0.9	$0.1	$0.1
Interest cost	7.1	8.0	0.2	0.2
Expected return on plan assets	(9.3)	(9.6)	(0.3)	(0.3)
Amortization of prior service cost	0.2	0.2	(0.3)	(0.3)
Recognized actuarial loss	3.8	3.5	0.4	0.2
Total net periodic benefit cost	$2.8	$3.0	$0.1	$(0.1)

	Pension Benefits		Other Benefits
	Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Service cost	$2.0	$1.8	$0.2	$0.2
Interest cost	14.2	16.0	0.4	0.4
Expected return on plan assets	(18.6)	(19.2)	(0.6)	(0.6)
Amortization of prior service cost	0.4	0.4	(0.6)	(0.6)
Recognized actuarial loss	7.6	7.0	0.8	0.4
Total net periodic benefit cost	$5.6	$6.0	$0.2	$(0.2)

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

Operating revenue and operating income by operating segment during the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating revenue:	2017	2016	2017	2016
U.S. Information Solutions	$331.9	$307.9	$642.0	$602.8
International	231.4	218.8	447.7	376.9
Workforce Solutions	194.5	177.3	394.5	357.4
Global Consumer Solutions	98.9	107.3	204.8	202.5
Total operating revenue	$856.7	$811.3	$1,689.0	$1,539.6

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating income:	2017	2016	2017	2016
U.S. Information Solutions	$149.7	$134.0	$279.4	$256.8
International	46.1	33.7	75.9	53.0
Workforce Solutions	89.0	78.3	178.4	156.9
Global Consumer Solutions	27.4	25.8	58.2	52.8
General Corporate Expense	(48.1)	(46.1)	(111.0)	(117.6)
Total operating income	$264.1	$225.7	$480.9	$401.9

Total assets by operating segment at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
(In millions)	2017	2016
Total assets:
U.S. Information Solutions	$1,784.2	$1,824.0
International	3,012.3	2,932.5
Workforce Solutions	1,338.6	1,337.0
Global Consumer Solutions	193.9	193.7
General Corporate	729.3	376.8
Total assets	$7,058.3	$6,664.0

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

The International segment consists of Canada, Europe, Asia Pacific and Latin America. Following the acquisition of Veda, we have created an Asia Pacific reporting unit which consists mainly of our Australia and New Zealand operations. Canada’s services are similar to our USIS offerings, while Europe, Asia Pacific and Latin America are made up of varying mixes of service lines that are in our USIS reportable segment. We also provide information and technology services to support lenders and other creditors in the collections and recovery management process. Asia Pacific also has various consumer direct product offerings.

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

Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and six months ended June 30, 2017 and 2016 were as follows:

	Key Performance Indicators
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per share data)		(In millions, except per share data)
Operating revenue	$856.7	$811.3	$1,689.0	$1,539.6
Operating revenue change	6%	20%	10%	16%
Operating income	$264.1	$225.7	$480.9	$401.9
Operating margin	30.8%	27.8%	28.5%	26.1%
Net income attributable to Equifax	$165.4	$130.9	$318.7	$233.0
Diluted earnings per share	$1.36	$1.08	$2.61	$1.93
Cash provided by operating activities	$225.4	$190.4	$329.1	$298.5
Capital expenditures*	$(47.3)	$(42.6)	$(86.8)	$(82.8)

*Amounts above exclude changes in accruals for capital expenditures.

Operational and Financial Highlights

•
We did not repurchase shares of our common stock during the first six months of 2017. At June 30, 2017, $667.2 million was available for future purchases of common stock under our share repurchase authorization.

•	We paid out $93.9 million or $0.78 per share in dividends to our shareholders during the first six months of 2017.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, both enhanced by our own initiatives to expand our products and markets served, and to small commercial credit and marketing activity. In the United States we expect modest growth in overall economic activity and consumer credit for the remainder of the year. Mortgage market volumes are expected to be down for the full year. Similar to the U.S., we expect modest economic growth in the U.K., Australia, Canada, Argentina, Chile and Spain, with GDP growth in those markets in the low single digits in 2017. In addition, we expect that in the second half of the year that stronger foreign exchange rates compared to the prior year, will positively impact both growth in revenue and profit when reported in U.S. dollars.

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

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Consolidated Financial Results

Operating Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2017	2016	$	%	2017	2016	$	%
	(In millions)				(In millions)
U.S. Information Solutions	$331.9	$307.9	$24.0	8%	$642.0	$602.8	$39.2	7%
International	231.4	218.8	12.6	6%	447.7	376.9	70.8	19%
Workforce Solutions	194.5	177.3	17.2	10%	394.5	357.4	37.1	10%
Global Consumer Solutions	98.9	107.3	(8.4)	(8)%	204.8	202.5	2.3	1%
Consolidated operating revenue	$856.7	$811.3	$45.4	6%	$1,689.0	$1,539.6	$149.4	10%

Revenue increased by $45.4 million or 6% and $149.4 million or 10%, in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016. The growth was driven by broad-based growth due to revenue increases in mortgage, government, and financial verticals, and for the six month period, the Veda acquisition. Total revenue for second quarter and first six months of 2017 was negatively impacted by foreign exchange rates, which reduced revenue, on a constant currency basis, by $9.7 million, or 1% and 17.2 million, or 1% when compared to the second quarter and first six months of 2016, respectively.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Expenses	2017	2016	$	%	2017	2016	$	%
	(In millions)				(In millions)
Consolidated cost of services	$293.7	$285.8	$7.9	3%	$594.6	$539.1	$55.5	10%
Consolidated selling, general and administrative expenses	228.4	231.6	(3.2)	(1)%	471.7	474.8	(3.1)	(1)%
Consolidated depreciation and amortization expense	70.5	68.2	2.3	3%	141.8	123.8	18.0	15%
Consolidated operating expenses	$592.6	$585.6	$7.0	1%	$1,208.1	$1,137.7	$70.4	6%

Cost of services increased $7.9 million and $55.5 million in the second quarter and first six months of 2017, respectively, as compared to the same periods in 2016. The increase was due to higher production costs driven by higher revenues and an increase in people costs. The impact of changes in foreign exchange rates reduced cost of services by $4.1 million and $7.7 million in the second quarter and first six months of 2017, respectively. The increase for the first six months of 2017 was also driven by the Veda acquisition.

Selling, general and administrative expense decreased $3.2 million and $3.1 million in the second quarter and first six months of 2017, respectively, as compared to the same periods in 2016.  The overall decrease was due to a decline in Veda integration and transaction costs, as well as a decline in litigation costs, partially offset by increased people costs. The impact of changes in foreign currency exchange rates reduced our selling, general and administrative expenses by $2.6 million and $5.2 million in the second quarter and first six months of 2017, respectively.

Depreciation and amortization expense for the second quarter and first six months of 2017 increased by $2.3 million and $18.0 million, respectively, compared to the same periods in 2016. These increases are primarily due to the Veda acquisition.

Operating Income and Operating Margin

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Consolidated Operating Income	2017	2016	$	%		2017	2016	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$856.7	$811.3	$45.4	6%		$1,689.0	$1,539.6	$149.4	10%
Consolidated operating expenses	592.6	585.6	7.0	1%		1,208.1	1,137.7	70.4	6%
Consolidated operating income	$264.1	$225.7	$38.4	17%		$480.9	$401.9	$79.0	20%
Consolidated operating margin	30.8%	27.8%		3.0	% pts	28.5%	26.1%		2.4	% pts

Total company operating margin increased in the second quarter and first six months of 2017, compared to the same periods in 2016, due to increased margins across all of our businesses. For the six month period, the increased margin was partially offset by the increase in the amortization of intangibles from the Veda acquisition.

Interest Expense and Other Income (Expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Interest Expense and Other Income (Expense), net
	2017	2016	$	%	2017	2016	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(24.6)	$(23.6)	$(1.0)	4%	$(48.8)	$(43.7)	$(5.1)	12%
Consolidated other income (expense), net	3.1	(0.8)	3.9	nm	6.2	(2.9)	9.1	nm
Average cost of debt	3.7%	3.1%			3.6%	3.5%
Total consolidated debt, net, at quarter end	$2,832.3	$2,946.2	$(113.9)	(4)%	$2,832.3	$2,946.2	$(113.9)	(4)%

Interest expense increased for the second quarter and first six months of 2017 when compared to the same periods in 2016. The increase for the first six months of 2017 is due to an overall increase in our consolidated average debt outstanding as of June 30, 2017 incurred in order to finance the Veda acquisition. Our average cost of debt increased for the second quarter of 2017, compared to the prior year period, due to higher interest rates on our floating-rate debt.

Other income (expense), net, for the second quarter of 2017, increased as compared to the prior year period, due primarily to lower foreign currency transaction losses and higher earnings on equity method investments. For the first six months of 2017, the increase in other income (expense), net is due primarily to a 2016 loss on the economic hedges, offset by a foreign currency gain on intercompany debt, both items related to the Veda transaction which did not recur in 2017, as well as higher earnings on equity method investments in 2017.

Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Provision for Income Taxes	2017	2016	$	%	2017	2016	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$(75.0)	$(68.3)	$(6.7)	10%	$(115.3)	$(119.9)	$4.6	(4)%
Effective income tax rate	30.9%	34.0%			26.3%	33.8%

Our effective income tax rate was 30.9% for the second quarter of 2017, down from 34.0% for the second quarter of 2016. The effective income tax rate was 26.3% for the six months ended June 30, 2017, as compared to 33.8% for the same period in 2016. The decrease in our effective income tax rate is primarily attributable to the adoption of the new stock-based compensation guidance prospectively adopted in the first quarter of 2017 that requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled. These amounts were previously recognized in additional paid-in-capital. Additionally, for the first six months of 2017, the rate is lower due to adjustments for uncertain tax positions related to the first quarter 2017 settlement of an income tax audit.

Net Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Net Income	2017	2016	$	%	2017	2016	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$264.1	$225.7	$38.4	17%	$480.9	$401.9	$79.0	20%
Consolidated other expense, net	(21.5)	(24.4)	2.9	(12)%	(42.6)	(46.6)	4.0	(9)%
Consolidated provision for income taxes	(75.0)	(68.3)	(6.7)	10%	(115.3)	(119.9)	4.6	(4)%
Consolidated net income	167.6	133.0	34.6	26%	323.0	235.4	87.6	37%
Net income attributable to noncontrolling interests	(2.2)	(2.1)	(0.1)	5%	(4.3)	(2.4)	(1.9)	79%
Net income attributable to Equifax	$165.4	$130.9	$34.5	26%	$318.7	$233.0	$85.7	37%
Diluted earnings per common share:
Net income attributable to Equifax	$1.36	$1.08	$0.28	26%	$2.61	$1.93	$0.68	35%
Weighted-average shares used in computing diluted earnings per share	121.9	121.1			121.9	120.9

Consolidated net income increased by $34.6 million, or 26%, and $87.6 million, or 37%, in the second quarter and first six months of 2017, respectively, due to increased operating income across all segments, the tax benefit related to the prospective adoption of the new stock-based compensation guidance in the first quarter of 2017 and, for the six month period, adjustments for uncertain tax positions related to the recent settlement of an income tax audit. These increases were partially offset by increased interest expense.

Segment Financial Results

USIS

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
U.S. Information Solutions	2017	2016	$	%		2017	2016	$	%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$232.6	$220.0	$12.6	6%		$457.7	$438.1	$19.6	4%
Mortgage Solutions	38.6	35.0	3.6	10%		77.3	66.6	10.7	16%
Financial Marketing Services	60.7	52.9	7.8	15%		107.0	98.1	8.9	9%
Total operating revenue	$331.9	$307.9	$24.0	8%		$642.0	$602.8	$39.2	7%
% of consolidated revenue	39%	38%				38%	39%
Total operating income	$149.7	$134.0	$15.7	12%		$279.4	$256.8	$22.6	9%
Operating margin	45.1%	43.5%		1.6	%pts	43.5%	42.6%		0.9	% pts

USIS revenue increased 8% and 7% in the second quarter and first six months of 2017, respectively, as compared to the prior year periods, driven by growth across our core credit decision services, core mortgage, marketing and analytic services, and identity and fraud solutions.

Online Information Solutions

Revenue for the second quarter and first six months of 2017 increased 6% and 4%, respectively, when compared to the prior year periods, driven by growth in our core credit decisioning and identity and fraud solutions businesses.

Mortgage Solutions

Revenue increased by 10% and 16% for the second quarter and first six months of 2017, respectively, when compared to the prior year periods, primarily driven by growth in core mortgage, as well as growth from other mortgage product offerings.

Financial Marketing Services

Revenue increased 15% and 9% for the second quarter and first six months of 2017, respectively, as compared to the prior year periods due to strong project related revenue.

USIS Operating Margin

USIS operating margin increased from 43.5% in the second quarter of 2016 to 45.1% in the second quarter of 2017 and increased from 42.6% in the first six months of 2016 to 43.5% in the first six months of 2017, due to revenue growth, product mix, and decreases in litigation costs, partially offset by increased people costs.

International

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
International	2017	2016	$	%		2017	2016	$	%
	(In millions)					(In millions)
Operating revenue:
Asia Pacific	$76.5	$72.3	$4.2	6%		$148.5	$99.9	$48.6	49%
Europe	68.5	67.3	1.2	2%		130.2	127.9	2.3	2%
Latin America	52.9	46.9	6.0	13%		104.0	89.4	14.6	16%
Canada	33.5	32.3	1.2	4%		65.0	59.7	5.3	9%
Total operating revenue	$231.4	$218.8	$12.6	6%		$447.7	$376.9	$70.8	19%
% of consolidated revenue	27%	27%				27%	25%
Total operating income	$46.1	$33.7	$12.4	37%		$75.9	$53.0	$22.9	43%
Operating margin	19.9%	15.4%		4.5	%pts	17.0%	14.1%		2.9	% pts
nm - not meaningful.

International revenue increased 6% and 19% in the second quarter and first six months of 2017, respectively, as compared to the prior year periods. Local currency revenue growth for the second quarter of 2017 was 10%, driven by strong growth across all regions. Local currency revenue growth, excluding Veda, for the first six months of 2017 was 11%, driven by strong growth across all regions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $8.3 million and $14.6 million in the second quarter and first six months of 2017, respectively.

Asia Pacific

On a local currency basis, revenue increased 4% and 47% for the second quarter and first six months of 2017, respectively, as compared to the prior year periods. The increase for the second quarter is driven by Veda, partially offset by other Asia Pacific businesses. Local currency fluctuations positively impacted revenue by $1 million, or 1%, for the second quarter of 2017 and $1.5 million, or 2% for the first six months of 2017. Reported revenue increased 6% and 49% in the second quarter and first six months of 2017, respectively. The increase for the six month period was primarily driven by the Veda acquisition.

Europe

On a local currency basis, revenue increased 12% and 13% in the second quarter and first six months of 2017, respectively, as compared to the prior year periods, primarily due to growth in U.K. debt management services and analytic services in Spain. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $7.0 million, or 10%, and $14.9 million, or 12%, for the second quarter and first six months of 2017, respectively. Reported revenue increased 2% in the second quarter and first six months of 2017.

Latin America

On a local currency basis, revenue increased 14% and 17% in the second quarter and first six months of 2017, respectively, as compared to the prior year periods, driven by core revenue growth primarily in Argentina and Chile. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.8 million, or 2%, and 0.8 million, or 1%, in the second quarter and first six months of 2017, respectively. Reported revenue increased by 13% and 16% in the second quarter and first six months of 2017, respectively.

Canada

On a local currency basis, revenue increased 8% and 9% in the second quarter and first six months of 2017, respectively, as compared to the prior year periods, due to core organic growth. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.5 million, or 5%, and $0.4 million, or 1%, in the second quarter and first six months of 2017, respectively. Reported revenue increased by 4% and 9% in the second quarter and first six months of 2017, respectively.

International Operating Margin

Operating margin increased from 15.4% in the second quarter of 2016 to 19.9% in the second quarter of 2017 due to a decrease in integration costs related to the Veda acquisition, as well as a decrease in people costs and purchased intangibles amortization. Operating margin increased from 14.1% in the first six months of 2016 to 17.0% in the first six months of 2017 due to a decrease in integration costs related to the Veda acquisition, a gain on the sale of an asset, as well as a decrease in people costs, partially offset by increased purchased intangibles amortization.

Workforce Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Workforce Solutions	2017	2016	$	%		2017	2016	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$130.3	$109.9	$20.4	19%		$245.4	$209.1	$36.3	17%
Employer Services	64.2	67.4	(3.2)	(5)%		149.1	148.3	0.8	1%
Total operating revenue	$194.5	$177.3	$17.2	10%		$394.5	$357.4	$37.1	10%
% of consolidated revenue	23%	22%				23%	23%
Total operating income	$89.0	$78.3	$10.7	14%		$178.4	$156.9	$21.5	14%
Operating margin	45.7%	44.2%		1.5	% pts	45.2%	43.9%		1.3	%pts

Workforce Solutions revenue increased by 10% in the second quarter and first six months of 2017, as compared to the prior year periods. The increase for the second quarter was due to strong growth in the mortgage, government, and financial verticals, partially offset by a decline in our healthcare vertical. The increase for the first six months of 2017 was due to strong growth in the mortgage, government, and financial verticals, partially offset by a decline in our employment based tax credit product.

Verification Services

Revenue increased 19% and 17% in the second quarter and first six months of 2017, respectively, as compared to the prior year periods, due to strong growth in mortgage, government, financial, and pre-employment screening verticals, and continued addition of new records to The Work Number database.

Employer Services

Revenue decreased 5% in the second quarter of 2017 as compared to the prior year period, due to a decline in our workforce analytics and on-boarding products, partially offset by growth in our employment based tax credit products. Revenue increased 1% in the first six months of 2017 compared to the prior year period.

Workforce Solutions Operating Margin

Operating margin increased from 44.2% for the second quarter of 2016 to 45.7% for the second quarter of 2017 and increased from 43.9% in the first six months of 2016 to 45.2% for the first six months of 2017. Margin expansion was driven by product mix and strong revenue growth over the second quarter and first six months of 2017.

Global Consumer Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Global Consumer Solutions	2017	2016	$	%		2017	2016	$	%
	(In millions)					(In millions)
Total operating revenue	$98.9	$107.3	$(8.4)	(8)%		$204.8	$202.5	$2.3	1%
% of consolidated revenue	11%	13%				12%	13%
Total operating income	$27.4	$25.8	$1.6	6%		$58.2	$52.8	$5.4	10%
Operating margin	27.7%	24.0%		3.7	%pts	28.4%	26.1%		2.3	%pts

Revenue decreased 8% and increased 1% for the second quarter and first six months of 2017, respectively, as compared to the prior year periods. Local currency revenue decreased 7% and increased 2% in the second quarter and first six months of 2017, respectively. The change in the second quarter of 2017 is due to a decrease in the direct to consumer reseller business, primarily due to timing of delivery of a key project delivered in both 2016 and 2017. This project was, however, delivered in the first quarter in 2017, as opposed to the second quarter in 2016. The change for the first six months of 2017 was due to growth in our U.S. indirect business, partially offset by a decrease in our consumer direct business. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.4 million, or 1%, and $2.6 million, or 1%, for the second quarter and first six months of 2017, respectively. Operating margin increased from 24.0% in the second quarter of 2016 to 27.7% in the second quarter of 2017 and increased from 26.1% for the first six months of 2016 to 28.4% for the first six months of 2017, due to changes in product mix and decreases in marketing costs.

General Corporate Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
General Corporate Expense	2017	2016	$	%	2017	2016	$	%
	(In millions)				(In millions)
General corporate expense	$48.1	$46.1	$2.0	4%	$111.0	$117.6	$(6.6)	(6)%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense increased $2.0 million and decreased $6.6 million in the second quarter and first six months of 2017, respectively, as compared to the prior year periods. The decrease for the first six months of 2017 is due to decreases in Veda transaction and integration costs partially offset by increased depreciation and amortization.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, interest payments, potential pension funding contributions, acquisition and integration costs, and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Revolver as described below. At June 30, 2017, $383.3 million was available to borrow under our Revolver. Our Revolver does not include a provision under which lenders could refuse to allow us to borrow under the facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the credit agreement.

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2017	2016	2017 vs. 2016
	(In millions)
Operating activities	$329.1	$298.5	$30.6
Investing activities	$(100.9)	$(1,821.4)	$1,720.5
Financing activities	$44.3	$1,499.2	$(1,454.9)

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2017 increased by $30.6 million over the prior year, due to an increase in net income, partially offset by an increase in working capital mostly driven by a decrease in current liabilities, excluding debt, slower growth in accounts receivable, and an increase in other current assets.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  As of June 30, 2017, we held $108.9 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Six Months Ended June 30,		Change
Net cash used in:	2017	2016	2017 vs. 2016
	(In millions)
Capital expenditures*	$(99.9)	$(82.8)	$(17.1)
*Amounts above are total cash outflows for capital expenditures.

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in the first six months of 2017 increased by $17.1 million from the same period in 2016 as we paid amounts that were accrued as of December 31, 2016.

Acquisitions, Divestitures and Investments

	Six Months Ended June 30,		Change
Net cash used in:	2017	2016	2017 vs. 2016
	(In millions)
Acquisitions, net of cash acquired	$(9.6)	$(1,727.8)	$1,718.2
Economic hedges	$—	$(10.8)	$10.8
Cash received from sale of asset	$8.6	$—	$8.6

During the first quarter of 2016, the Company completed the acquisition of 100% of the ordinary voting shares of Veda for cash consideration of approximately $1.7 billion.

During the first quarter of 2016, we settled all of the foreign currency options on the respective settlement dates for a net cash payment of $10.8 million.

Financing Activities

Borrowings and Credit Facility Availability

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2017	2016	2017 vs. 2016
	(In millions)
Net short-term borrowings	$208.8	$207.5	$1.3
Payments on long-term debt	$(50.0)	$(210.0)	$160.0
Borrowings on long-term debt	$—	$1,574.7	$(1,574.7)
Debt issuance costs	$—	$(5.5)	$5.5

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

At June 30, 2017, $516.2 million was outstanding under our CP program. At June 30, 2017, a total of $383.3 million was available under our Revolver. We borrowed an additional $272.5 million of CP prior to June 30, 2017 in order to pay the July 2017 Senior Notes.

At June 30, 2017, 68% of our debt was fixed-rate debt and 32% was effectively floating-rate debt. Our floating-rate debt consists of our commercial paper, which is generally issued for terms of 1 to 100 days, and our Term Loan. At June 30, 2017, the interest rates on our floating-rate debt ranged from 1.26% to 2.34%.

Borrowing and Repayment Activity

Net short-term borrowings primarily represent activity under our CP program and borrowings under the 364-day Revolver. We primarily borrow under our CP program, as needed and availability allows.

The increase in net short-term borrowings primarily reflects the net activity of CP notes in the first six months of 2017, primarily the additional $272.5 million of CP issued in June to pay the July 2017 Senior Notes. The increase in net short-term borrowings primarily reflects the net activity of CP notes in the first six months of 2016, as well as the draw down on the 364-Day Revolver during the first quarter of 2016 and the pay-off of the Veda assumed debt in the first quarter and the 364-Day Revolver during the second quarter of 2016.

Payments on long-term debt reflect $50 million and $210 million payments made in the first six months of 2017 and 2016, respectively, on our Term Loan. Borrowings on long-term debt reflect an $800 million draw down on our Term Loan and the issuance of $500.0 million principal amount of 2.3%, five-year senior notes and $275.0 million principal amount of 3.25%, ten-year senior notes in an underwritten public offering in the first six months of 2016.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and Senior Credit Facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, the Senior Credit Facilities limit the amount of subsidiary debt and the amount of debt secured by liens, and require us to maintain a maximum leverage ratio of not more than 3.5 to 1.0. None of these covenants are considered restrictive to our operations and, as of June 30, 2017, we were in compliance with all of our debt covenants.

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

 For additional information about our debt, including the terms of our financing arrangements, basis for floating interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

Equity Transactions

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2017	2016	2017 vs. 2016
	(In millions)
Dividends paid to Equifax shareholders	$(93.9)	$(78.6)	$(15.3)
Dividends paid to noncontrolling interests	$(6.6)	$(5.6)	$(1.0)
Proceeds from exercise of stock options	$13.0	$15.7	$(2.7)
Payment of taxes related to settlement of equity awards	$(27.0)	$(19.0)	$(8.0)
Excess tax benefits from stock-based compensation plans	$—	$20.0	$(20.0)

Sources and uses of cash related to equity during the six months ended June 30, 2017 and 2016 were as follows:

-	During the first six months of 2017, we did not repurchase any shares of our stock.

-
We increased our quarterly dividend from $0.33 per share to $0.39 per share as announced in the first quarter of 2017. We paid cash dividends to Equifax shareholders of $93.9 million, or $0.39 per share, and $78.6 million, or $0.66 per share, during the six months ended June 30, 2017 and 2016, respectively.

-	We received cash of $13.0 million and $15.7 million during the first six months of 2017 and 2016, respectively, from the exercise of stock options.

At June 30, 2017, the Company had $667.2 million remaining for stock repurchases under the existing Board authorization.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2016 Form 10-K. There were no material changes to our market risk exposure during the six months ended June 30, 2017.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in the following legal actions:

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al. , plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award. Mailing of the supplemental notice was completed on February 15, 2011 and the deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order vacating the settlement and remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiffs and granted the motion of counsel for the settling plaintiffs to be appointed as interim lead class counsel. On March 28, 2016, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s lead counsel appointment. On January 9, 2017, the United States Supreme Court denied the objectors’ Petition for a Writ of Certiorari. The parties re-engaged in settlement discussions, including participation in mediations in August 2016 and November 2016, and reached an agreement to again settle the monetary claims. Settlement documents were filed with the District Court on April 14, 2017. On June 16, 2017, the Court granted preliminary approval of the proposed settlement, conditionally certified the settlement class, and appointed class counsel and administrator. A Final Fairness Hearing is scheduled for December 2017.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 30, 2017:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
April 1 - April 30, 2017	869	$—	—	$667,199,250
May 1 - May 31, 2017	47,784	$—	—	$667,199,250
June 1 - June 30, 2017	666	$—	—	$667,199,250
Total	49,319			$667,199,250

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 869 shares for the month of April 2017, 47,784 shares for the month of May 2017, and 666 shares for the month of June 2017.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At June 30, 2017, the amount authorized for future share repurchases under the share repurchase program was $667.2 million. The program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date:	July 27, 2017	By:	/s/ Richard F. Smith
Richard F. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2017		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2017		/s/ Nuala M. King
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