Form 10-Q
period 2017-09-30
EQUIFAX INC
filed 2017-11-09
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes   ☐    No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

On October 31, 2017, there were 120,079,376 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2017

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results and statements related to the cybersecurity incident reported in the third quarter of 2017, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors,” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2017	2016
(In millions, except per share amounts)
Operating revenue	$834.8	$804.1
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	297.3	288.0
Selling, general and administrative expenses	312.2	233.4
Depreciation and amortization	72.4	70.6
Total operating expenses	681.9	592.0
Operating income	152.9	212.1
Interest expense	(21.4)	(24.3)
Other income, net	4.5	2.4
Consolidated income before income taxes	136.0	190.2
Provision for income taxes	(35.5)	(55.3)
Consolidated net income	100.5	134.9
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(4.2)	(2.1)
Net income attributable to Equifax	$96.3	$132.8
Basic earnings per common share:
Net income attributable to Equifax	$0.80	$1.11
Weighted-average shares used in computing basic earnings per share	120.1	119.5
Diluted earnings per common share:
Net income attributable to Equifax	$0.79	$1.09
Weighted-average shares used in computing diluted earnings per share	121.4	121.3
Dividends per common share	$0.39	$0.33

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
(In millions, except per share amounts)
Operating revenue	$2,523.8	$2,343.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	891.9	827.1
Selling, general and administrative expenses	783.9	708.2
Depreciation and amortization	214.2	194.5
Total operating expenses	1,890.0	1,729.8
Operating income	633.8	614.0
Interest expense	(70.1)	(68.0)
Other income (expense), net	10.6	(0.4)
Consolidated income before income taxes	574.3	545.6
Provision for income taxes	(150.8)	(175.3)
Consolidated net income	423.5	370.3
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(8.5)	(4.5)
Net income attributable to Equifax	$415.0	$365.8
Basic earnings per common share:
Net income attributable to Equifax	$3.45	$3.07
Weighted-average shares used in computing basic earnings per share	120.1	119.2
Diluted earnings per common share:
Net income attributable to Equifax	$3.41	$3.02
Weighted-average shares used in computing diluted earnings per share	121.6	121.1
Dividends per common share	$1.17	$0.99

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,
	2017			2016
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$96.3	$4.2	$100.5	$132.8	$2.1	$134.9
Other comprehensive income (loss):
Foreign currency translation adjustment	91.1	1.2	92.3	82.2	—	82.2
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	2.6	—	2.6	2.3	—	2.3
Change in cumulative loss from cash flow hedging transactions, net	—	—	—	—	—	—
Comprehensive income	$190.0	$5.4	$195.4	$217.3	$2.1	$219.4

	Nine Months Ended September 30,
	2017			2016
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$415.0	$8.5	$423.5	$365.8	$4.5	$370.3
Other comprehensive income (loss):
Foreign currency translation adjustment	209.7	3.4	213.1	114.1	(1.3)	112.8
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	7.6	—	7.6	6.8	—	6.8
Change in cumulative loss from cash flow hedging transactions, net	(0.2)	—	(0.2)	0.6	—	0.6
Comprehensive income	$632.1	$11.9	$644.0	$487.3	$3.2	$490.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$315.4	$129.3
Trade accounts receivable, net of allowance for doubtful accounts of $10.2 and $7.8 at September 30, 2017 and December 31, 2016, respectively	458.3	433.3
Prepaid expenses	76.9	60.2
Other current assets	48.7	50.1
Total current assets	899.3	672.9
Property and equipment:
Capitalized internal-use software and system costs	388.0	307.0
Data processing equipment and furniture	294.3	273.2
Land, buildings and improvements	214.5	203.8
Total property and equipment	896.8	784.0
Less accumulated depreciation and amortization	(368.1)	(317.1)
Total property and equipment, net	528.7	466.9
Goodwill	4,178.4	3,974.3
Indefinite-lived intangible assets	95.0	94.8
Purchased intangible assets, net	1,276.8	1,323.8
Other assets, net	137.5	131.3
Total assets	$7,115.7	$6,664.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$667.8	$585.4
Accounts payable	82.5	81.0
Accrued expenses	135.7	149.3
Accrued salaries and bonuses	92.9	158.8
Deferred revenue	117.4	110.7
Other current liabilities	240.0	174.4
Total current liabilities	1,336.3	1,259.6
Long-term debt	2,038.7	2,086.8
Deferred income tax liabilities, net	303.5	325.4
Long-term pension and other postretirement benefit liabilities	175.6	184.4
Other long-term liabilities	95.9	86.5
Total liabilities	3,950.0	3,942.7
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at September 30, 2017 and December 31, 2016; Outstanding shares - 120.0 and 119.9 at September 30, 2017 and December 31, 2016, respectively	236.6	236.6
Paid-in capital	1,335.0	1,313.3
Retained earnings	4,424.7	4,153.2
Accumulated other comprehensive loss	(311.8)	(528.9)
Treasury stock, at cost, 68.7 shares and 68.8 shares at September 30, 2017 and December 31, 2016, respectively	(2,578.2)	(2,505.6)
Stock held by employee benefit trusts, at cost, 0.6 shares at September 30, 2017 and December 31, 2016	(5.9)	(5.9)
Total Equifax shareholders' equity	3,100.4	2,662.7
Noncontrolling interests including redeemable noncontrolling interests	65.3	58.6
Total equity	3,165.7	2,721.3
Total liabilities and equity	$7,115.7	$6,664.0

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Operating activities:
Consolidated net income	$423.5	$370.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	216.7	195.4
Stock-based compensation expense	34.6	30.2
Excess tax benefits from stock-based compensation plans	—	(29.6)
Deferred income taxes	(40.6)	(10.4)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(14.9)	(54.5)
Other assets, current and long-term	(24.4)	(0.9)
Current and long term liabilities, excluding debt	13.8	43.7
Cash provided by operating activities	608.7	544.2
Investing activities:
Capital expenditures	(157.5)	(131.0)
Acquisitions, net of cash acquired	(77.3)	(1,792.4)
Economic hedges	—	(10.8)
Cash received from sale of asset	8.6	—
Cash used in investing activities	(226.2)	(1,934.2)
Financing activities:
Net short-term borrowings	354.9	194.2
Payments on long-term debt	(322.5)	(300.0)
Borrowings on long-term debt	—	1,574.7
Treasury stock purchases	(77.1)	—
Dividends paid to Equifax shareholders	(140.7)	(118.1)
Dividends paid to noncontrolling interests	(8.2)	(5.8)
Proceeds from exercise of stock options	18.8	26.8
Payment of taxes related to settlement of equity awards	(28.0)	(19.7)
Excess tax benefits from stock-based compensation plans	—	29.6
Purchase of redeemable noncontrolling interests	—	(3.6)
Other	—	(5.4)
Cash (used in) provided by financing activities	(202.8)	1,372.7
Effect of foreign currency exchange rates on cash and cash equivalents	6.4	35.5
Increase in cash and cash equivalents	186.1	18.2
Cash and cash equivalents, beginning of period	129.3	93.3
Cash and cash equivalents, end of period	$315.4	$111.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2017

(Unaudited)

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2016	119.9	$236.6	$1,313.3	$4,153.2	$(528.9)	$(2,505.6)	$(5.9)	$58.6	$2,721.3
Net income	—	—	—	415.0	—	—	—	8.5	423.5
Other comprehensive income	—	—	—	—	217.1	—	—	3.4	220.5
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.6	—	(13.4)	—	—	4.5	—	—	(8.9)
Treasury stock purchased under share repurchase program*	(0.5)	—	—	—	—	(77.1)	—	—	(77.1)
Cash dividends ($1.17 per share)	—	—	—	(141.3)	—	—	—	—	(141.3)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation expense	—	—	34.6	—	—	—	—	—	34.6
Redeemable noncontrolling interest adjustment	—	—	—	(2.3)	—	—	—	2.3	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(8.2)	(8.2)
Other	—	—	(0.2)	0.1	—	—	—	0.7	0.6
Balance, September 30, 2017	120.0	$236.6	$1,335.0	$4,424.7	$(311.8)	$(2,578.2)	$(5.9)	$65.3	$3,165.7

* At September 30, 2017, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	September 30, 2017	December 31, 2016
	(In millions)
Foreign currency translation	$(52.3)	$(262.0)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $146.4 and $150.6 at September 30, 2017 and December 31, 2016, respectively	(258.3)	(265.9)
Cash flow hedging transactions, net of accumulated tax of $0.8 and $0.9 at September 30, 2017 and December 31, 2016, respectively	(1.2)	(1.0)
Accumulated other comprehensive loss	$(311.8)	$(528.9)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.   We collect, organize and manage various types of financial, demographic, employment and marketing information. Our services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain human resources, employment tax and payroll-related business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. We also provide information, technology and services to support debt collections and recovery management. As of September 30, 2017, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, we have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore, and have an investment in a consumer and commercial credit information company in Brazil.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Weighted-average shares outstanding (basic)	120.1	119.5	120.1	119.2
Effect of dilutive securities:
Stock options and restricted stock units	1.3	1.8	1.5	1.9
Weighted-average shares outstanding (diluted)	121.4	121.3	121.6	121.1

For the three and nine months ended September 30, 2017 and 2016, stock options that were anti-dilutive were not material.

Financial Instruments.   Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for similar publicly traded instruments, and for non-publicly traded instruments through valuation techniques involving observable inputs based on the specific characteristics of the debt instrument. As of September 30, 2017 and December 31, 2016, the fair value of our long-term debt, including the current portion, was $2.1 billion and $2.4 billion compared to its carrying value of $2.0 billion and $2.4 billion, respectively.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$33.3	$33.3	$—	$—
Deferred Compensation Plan Liability(1)	(33.3)	—	(33.3)	—
Total	$—	$33.3	$(33.3)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. As disclosed in Note 2, we completed various acquisitions during the nine months ended September 30, 2017 and the year ended December 31, 2016. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in this acquisition were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. The fair value of the equity method investment assets acquired were internally estimated based on the market approach. Under the market approach, we estimated fair value based on market multiples of comparable companies.

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily represent amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2017, these assets were approximately $24.3 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current assets also include certain current tax accounts.

Variable Interest Entities.  We hold interests in certain entities, including credit data, information solutions and debt collections and recovery management ventures that are considered variable interest entities, or VIEs.  These variable interests relate to ownership interests that require financial support for these entities.  Our investments related to these VIEs totaled $13.8 million at September 30, 2017, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 5.  We are not the primary beneficiary and are not required to consolidate any of these VIEs, with the exception of a debt collections and recovery management venture, for which we meet the consolidation criteria under Accounting Standards Codification ("ASC") 810, Consolidation. In regards to that consolidated VIE, we have a 75% equity ownership interest and control of the activities that most significantly impact the VIE's economic performance. The assets and liabilities of the VIE for which we are the primary beneficiary were not significant to the Company’s Consolidated Financial Statements, and no gain or loss was recognized because of its consolidation.

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

Cost Method Investment.   We monitor the status of our cost method investment in order to determine if conditions exist or events and circumstances indicate that it may be impaired in that its carrying amount may exceed the fair value of the investment. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions, underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate the fair value of the investment using a combination of a discounted cash flow analysis and an evaluation of EBITDA multiples for comparable companies. If the carrying value of the investment exceeds the estimated fair value, an impairment loss is recorded based on the amount by which the investment’s carrying amount exceeds its fair value. As of September 30, 2017, our investment in Brazil, recorded at 44 million Reais ($14.0 million), approximated the fair value.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of corresponding amounts of other current assets, related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2017, these funds were approximately $24.3 million. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current liabilities also include various accrued liabilities such as costs related to the cybersecurity incident as described more fully in Note 5, interest expense, accrued employee benefits, accrued taxes, accrued payroll, and accrued legal expenses.

Change in Accounting Principle. In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09 "Compensation - Stock Compensation (Topic 718)." This standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. The new guidance requires the related payments to taxing authorities to be retrospectively presented as a cash outflow from financing activities. As a result, we reclassified $19.7 million of cash outflows from operating activities in the first nine months of 2016 to a cash outflow from financing activities. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The adoption of this guidance resulted in the recognition of $4.8 million, or $0.04 per diluted common share, and $24.5 million and $0.20 per diluted common share, of tax benefits in our Consolidated Statement of Income for the three and nine months ended September 30, 2017, respectively. We also prospectively applied the provisions of the new guidance related to the presentation of windfall tax benefits as cash flows from operating activities which resulted in classifying $4.8 million and $24.5 million of cash flows from financing activities to operating activities for the third quarter and first nine months ended September 30, 2017. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period.

Recent Accounting Pronouncements.  Derivatives and Hedging. In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities (Topic 815).” The amendments in ASU 2017-12 provide targeted improvements to the accounting for hedging activities to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The adoption of ASU 2017-12 will become effective for annual periods beginning after December 15, 2018, although early adoption is permitted. This guidance must be applied on a prospective basis. We do not expect the adoption of this ASU will have a material impact on our financial position, results of operations or cash flows.

Stock Compensation. In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting." The amendments in ASU 2017-09 require entities to apply modification accounting in Topic 718 only when changes to the terms or conditions of a share-based payment award result in changes to fair value, vesting conditions or the classification of the award as equity or liability. The adoption of ASU 2017-09 will become effective for annual periods beginning after December 15, 2017. Based on historical modifications we do not believe the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows.

Pension Costs. In March 2017, the FASB issued ASU 2017-07 "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715)." This new guidance changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendment also allows only the service cost component to be eligible for capitalization, when applicable. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2017, with early adoption permitted in the first quarter of 2017. The amendment will be applied retrospectively for the presentation requirements and prospectively for the capitalization of the service cost component requirements. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

Goodwill. In January 2017, the FASB issued ASU 2017-04 "Simplifying the Test for Goodwill Impairment (Topic 350)." This standard eliminates Step 2 from the current goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This guidance must be applied on a prospective basis. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

Definition of a business. In January 2017, the FASB issued ASU 2017-01 "Clarifying the Definition of a Business (Topic 805)." This standard provides criteria to determine when an asset acquired or group of assets acquired is not a business. When substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This reduces the number of transactions that need to be further evaluated. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017 with early adoption permitted. We are currently evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

Leases. In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This standard requires lessees to record most leases on their balance sheets and expenses on their income statements in a manner similar to current lease accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. The guidance becomes effective for fiscal years and interim reporting periods beginning after December 15, 2018. The Company is evaluating the potential effects of the adoption of this standard on its Consolidated Financial Statements.

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

Based on our current assessment, we anticipate adopting the standard using the modified retrospective method in the first quarter of fiscal 2018. The new standard will impact our contracts that have a known quantity over a defined term with price increases or decreases over the contract life. Under the current standard, the revenue related to these contracts are limited by billings in a period. Under the new standard the total contract value will be recognized ratably over the defined term or by using a transactional standalone selling price resulting in the creation of a contract asset or contract liability as transactions are delivered. Based upon analysis performed to date, we have preliminarily determined that we do not expect the revenue recognition aspects of the new standard will materially affect our consolidated net earnings, financial position, or cash flow based on the application of the guidance to our contracts with customers. We will continue to review and evaluate our contracts under the new revenue recognition model to ascertain whether additional contract types or future contracts will be affected by the new standard. Additionally, the new guidance specifies that all incremental costs of obtaining a contract and the direct costs of fulfilling a contract with customers should be deferred and recognized over the contract period or expected customer life. Based on our current assessment, we do not anticipate a significant change in our cost capitalization practices resulting from the application of the guidance. Finally, we continue to review the additional disclosures required by the new standard.

2. ACQUISITIONS AND INVESTMENTS

2017 Acquisitions and Investments. On August 10, 2017, the Company completed the acquisition of 100% of the outstanding stock of ID Watchdog, Inc., an identity theft protection and resolution company providing solutions to the employee benefits marketplace.

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

	Nine months ended September 30,
	2016
	As Reported	Pro Forma
	(In millions, except per share data)
Operating revenues	$2,343.8	$2,383.2
Net income attributable to Equifax	365.8	368.4
Net income per share (basic)	3.07	3.09
Net income per share (diluted)	3.02	3.04

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

Our annual goodwill impairment testing was completed during the third quarter of 2017. The estimated fair value for all reporting units exceeded the carrying value of those units as of September 30, 2017. As a result, no goodwill impairment was recorded. Refer to our methodology of fair value estimates as discussed in the "Application of Critical Accounting Policies" section in this Form 10-Q.

Changes in the amount of goodwill for the nine months ended September 30, 2017, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2016	$1,071.3	$1,814.6	$952.1	$136.3	$3,974.3
Acquisitions	—	3.4	—	48.5	51.9
Adjustments to initial purchase price allocation	—	(1.1)	—	—	(1.1)
Foreign currency translation	—	146.5	—	6.8	153.3
Balance, September 30, 2017	$1,071.3	$1,963.4	$952.1	$191.6	$4,178.4

Indefinite-Lived Intangible Assets.   Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2017. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the nine months ended September 30, 2017.

Purchased Intangible Assets.   Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S. and Canada and the Veda acquisition. We expense the cost of modifying and updating credit files in the period such costs are incurred. Our reacquired rights represent the value of rights which we had granted to Computer Sciences Corporation that were reacquired in connection with the acquisition of certain assets of CSC Credit Services (“CSC Credit Services Acquisition”) in the fourth quarter of 2012. These reacquired rights are being amortized over the remaining term of the affiliation agreement on a straight-

line basis until August 1, 2018. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

Purchased intangible assets at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,029.2	$(310.6)	$718.6	$1,012.7	$(276.0)	$736.7
Acquired software and technology	139.6	(59.6)	80.0	131.5	(36.1)	95.4
Customer relationships	756.9	(313.9)	443.0	712.7	(273.0)	439.7
Reacquired rights	73.3	(62.4)	10.9	73.3	(52.5)	20.8
Proprietary database	22.1	(8.1)	14.0	21.5	(6.7)	14.8
Non-compete agreements	14.1	(12.1)	2.0	26.8	(22.2)	4.6
Trade names and other intangible assets	18.9	(10.6)	8.3	54.1	(42.3)	11.8
Total definite-lived intangible assets	$2,054.1	$(777.3)	$1,276.8	$2,032.6	$(708.8)	$1,323.8

Amortization expense related to purchased intangible assets was $43.0 million and $47.5 million during the three months ended September 30, 2017 and 2016, respectively. Amortization expense related to purchased intangible assets was $129.8 million and $130.3 million during the nine months ended September 30, 2017 and 2016, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at September 30, 2017 is as follows:

Years ending December 31,	Amount
(In millions)
2017	$43.0
2018	148.5
2019	129.2
2020	122.7
2021	105.1
Thereafter	728.3
$1,276.8

4. DEBT

Debt outstanding at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
	(In millions)
Commercial paper	$665.3	$310.3
Notes, 6.30%, due July 2017	—	272.5
Term Loan, due Nov 2018	400.0	450.0
Notes, 2.30%, due June 2021	500.0	500.0
Notes, 3.30%, due Dec 2022	500.0	500.0
Notes, 3.25%, due June 2026	275.0	275.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	2.5	2.6
Total debt	2,717.8	2,685.4
Less short-term debt and current maturities	(667.8)	(585.4)
Less unamortized discounts and debt issuance costs	(11.3)	(13.2)
Total long-term debt, net	$2,038.7	$2,086.8

Senior Credit Facilities.   We are party to a $900.0 million five-year unsecured revolving credit facility (the "Revolver") and the previously described Term Loan (the Revolver and the Term Loan collectively, the "Senior Credit Facilities"), with a group of financial institutions.  The Revolver also has an accordion feature that allows us to request an increase in the total commitment to $1.2 billion.  Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver and the Term Loan are scheduled to expire in November 2020 and November 2018, respectively. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date. Availability of the Revolver for borrowings is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. As of September 30, 2017, there were $0.5 million of letters of credit outstanding. As of September 30, 2017, there were no outstanding borrowings under the Revolver and $234.2 million was available for borrowing. On July 3, 2017 we repaid our July 2017 Senior Notes using the proceeds of commercial paper issued prior to September 30, 2017. On October 12, 2017, we borrowed $100 million on our Revolver.

Commercial Paper Program.   Our $900.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings bear interest at either a floating rate (based on LIBOR or other benchmarks), or a fixed rate, plus the applicable margin. Maturities of commercial paper can range from overnight to 397 days. Because the commercial paper ("CP") is backstopped by our Senior Credit Facilities, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding borrowings under our Revolver. At September 30, 2017, $665.3 million in commercial paper notes was outstanding.

For additional information about our debt agreements, see Note 5 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

5. COMMITMENTS AND CONTINGENCIES

Cybersecurity Incident. In the third quarter of fiscal 2017, we announced a cybersecurity incident potentially impacting approximately 145.5 million U.S. consumers. Criminals exploited a U.S. website application vulnerability to gain access to certain files. Based on our forensic investigation, the unauthorized access occurred from mid-May through July 2017. The information accessed primarily includes names, Social Security numbers, birth dates, addresses and, in some instances, driver’s license numbers. In addition, credit card numbers for approximately 209,000 U.S. and Canadian consumers, and certain dispute documents with personal identifying information for approximately 182,000 U.S. consumers, were accessed. The investigation also determined that personal information of approximately 8,000 Canadian consumers was impacted and approximately 690,000 potentially affected U.K. consumers will be contacted regarding access to personal information in the cybersecurity incident.

Upon discovery of the unauthorized access, we acted immediately to stop the intrusion and promptly engaged a leading, independent cybersecurity firm to conduct a comprehensive forensic review to determine the scope of the intrusion, including the specific data impacted. The forensic analysis of the consumers potentially impacted by the cybersecurity incident is now complete. We also reported the criminal access to law enforcement and continue to cooperate with law enforcement in connection with the criminal investigation into the actors responsible for the cybersecurity incident.

Expenses Incurred. In the third quarter of fiscal 2017, the Company recorded $27.3 million of pretax expenses related to the cybersecurity incident. These expenses are included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Income for the three and nine months ended September 30, 2017. Expenses include costs to investigate and remediate the cybersecurity incident and legal and other professional services related thereto, all of which were expensed as incurred.
Contingent Liability. Additionally, as a result of the cybersecurity incident, we are offering free credit file monitoring and identity theft protection to all U.S. consumers. We have concluded that the costs associated with providing this service are a contingent liability that is probable and estimable. We have therefore recorded an estimate of the expenses necessary to provide this service to those who have signed up or will sign up by the January 31, 2018 deadline. We have incurred $4.7 million through September 30, 2017 and have estimated a range of additional costs between $56 million and $110 million. In accordance with Accounting Standards Codification section 450-20-30-1, we have recorded a liability for the low end in the range as we do not believe that any amount within the range is a better estimate than any other amount.
Litigation, Claims and Government Investigations. As a result of the cybersecurity incident, we are subject to a significant number of proceedings and investigations as described in Part II, "Item 1. Legal Proceedings." While we believe it is reasonably possible that we will incur losses associated with these proceedings and investigations, it is not possible to estimate the amount of loss or range of possible loss, if any, that might result from adverse judgments, settlements, penalties or other resolution of such proceedings and investigations based on the early stage of these proceedings and investigations, that alleged damages have not been specified, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues.
Future Costs. We expect to incur significant legal and other professional services expenses associated with the cybersecurity incident in future periods. We will recognize these expenses as services are received. Costs related to the cybersecurity incident that will be incurred in future periods will also include increased expenses and capital investments for IT and security. We expect to incur increased expenses for insurance, finance, compliance activities, and to meet increased legal and regulatory requirements. We will also incur increased costs to provide free services to consumers including increased customer support costs.
Insurance Coverage. We maintain insurance coverage to limit our exposure to losses such as those related to the cybersecurity incident. Our coverage has a $7.5 million deductible. As of September 30, 2017, the Company has not recorded a receivable for costs the Company has incurred to date as we have not yet concluded that the costs are reimbursable and probable of recovery under our insurance coverage.
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

Guarantees and General Indemnifications.   We may issue standby letters of credit and performance bonds in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at September 30, 2017, and all have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business is not material at September 30, 2017. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management VIE under its commercial agreements.

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

We cannot reasonably estimate our potential future payments under the guarantees and indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees and indemnities on our Consolidated Balance Sheets at September 30, 2017 or December 31, 2016.

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

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2014 with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $3.6 million.

Effective Tax Rate.  Our effective income tax rate was 26.1% and 29.1% for the three months ended September 30, 2017 and September 30, 2016, respectively. Our effective income tax rate was 26.2% and 32.1% for the nine months ended September 30, 2017 and September 30, 2016, respectively. The decrease in our effective income tax rate is primarily attributable to the adoption of the new stock-based compensation guidance prospectively adopted in the first quarter of 2017 that requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled. These amounts were previously recognized in additional paid-in-capital. Additionally, for the first nine months of 2017, the rate is lower due to adjustments for uncertain tax positions related to the first quarter 2017 settlement of an income tax audit.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the nine months ended September 30, 2017, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2016	$(262.0)	$(265.9)	$(1.0)	$(528.9)
Other comprehensive income before reclassifications	209.7	—	(0.2)	209.5
Amounts reclassified from accumulated other comprehensive income	—	7.6	—	7.6
Net current-period other comprehensive income	209.7	7.6	(0.2)	217.1
Balance, September 30, 2017	$(52.3)	$(258.3)	$(1.2)	$(311.8)

Reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2017, are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$0.3	(1)
Recognized actuarial loss	(12.6)	(1)
	(12.3)	Total before tax
	4.7	Tax benefit
	$(7.6)	Net of tax

(1)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 8 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of September 30, 2017.

8. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 10 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

The following table provides the components of net periodic benefit cost, included in selling, general and administrative expenses in the Consolidated Statements of Income, for the three and nine months ended September 30, 2017 and 2016:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Service cost	$1.0	$0.9	$0.1	$0.1
Interest cost	7.1	8.0	0.2	0.2
Expected return on plan assets	(9.3)	(9.6)	(0.3)	(0.3)
Amortization of prior service cost	0.2	0.2	(0.3)	(0.3)
Recognized actuarial loss	3.8	3.5	0.4	0.2
Total net periodic benefit cost	$2.8	$3.0	$0.1	$(0.1)

	Pension Benefits		Other Benefits
	Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Service cost	$3.0	$2.7	$0.3	$0.3
Interest cost	21.3	24.0	0.6	0.6
Expected return on plan assets	(27.9)	(28.8)	(0.9)	(0.9)
Amortization of prior service cost	0.6	0.6	(0.9)	(0.9)
Recognized actuarial loss	11.4	10.5	1.2	0.6
Total net periodic benefit cost	$8.4	$9.0	$0.3	$(0.3)

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

Operating revenue and operating income by operating segment during the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating revenue:	2017	2016	2017	2016
U.S. Information Solutions	$307.7	$317.4	$949.7	$920.2
International	239.8	214.3	687.5	591.2
Workforce Solutions	186.4	171.3	580.9	528.7
Global Consumer Solutions	100.9	101.1	305.7	303.7
Total operating revenue	$834.8	$804.1	$2,523.8	$2,343.8

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating income:	2017	2016	2017	2016
U.S. Information Solutions	$129.5	$139.5	$408.9	$396.3
International	52.9	26.3	128.8	79.3
Workforce Solutions	80.3	69.9	258.7	226.9
Global Consumer Solutions	24.7	28.0	82.9	80.7
General Corporate Expense	(134.5)	(51.6)	(245.5)	(169.2)
Total operating income	$152.9	$212.1	$633.8	$614.0

Total assets by operating segment at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
(In millions)	2017	2016
Total assets:
U.S. Information Solutions	$1,765.6	$1,824.0
International	3,123.0	2,932.5
Workforce Solutions	1,346.0	1,337.0
Global Consumer Solutions	267.6	193.7
General Corporate	613.5	376.8
Total assets	$7,115.7	$6,664.0

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

In the third quarter of fiscal 2017, we announced a cybersecurity incident potentially impacting approximately 145.5 million U.S. consumers. Criminals exploited a U.S. website application vulnerability to gain access to certain files. Based on our forensic investigation, the unauthorized access occurred from mid-May through July 2017. The information accessed primarily includes names, Social Security numbers, birth dates, addresses and, in some instances, driver’s license numbers. In addition, credit card numbers for approximately 209,000 U.S. and Canadian consumers, and certain dispute documents with personal identifying information for approximately 182,000 U.S. consumers, were accessed. The investigation also determined that personal information of approximately 8,000 Canadian consumers was impacted and approximately 690,000 potentially affected U.K. consumers will be contacted regarding access to personal information in the cybersecurity incident.

Upon discovery of the unauthorized access, we acted immediately to stop the intrusion and promptly engaged a leading, independent cybersecurity firm to conduct a comprehensive forensic review to determine the scope of the intrusion, including the specific data impacted. The forensic analysis of the consumers potentially impacted by the cybersecurity incident is now complete. We also reported the criminal access to law enforcement and continue to cooperate with law enforcement in connection with the criminal investigation into the actors responsible for the cybersecurity incident.

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

Global Consumer Solutions revenue is both transaction and subscription based and is derived from the sale of credit monitoring and identity theft protection products, which we deliver electronically to consumers primarily via the internet in the U.S., Canada, and the U.K. We reach consumers directly and indirectly through partners. We also sell consumer and credit information to resellers who combine our information with other information to provide direct to consumer monitoring, reports and scores. Due to the cybersecurity incident we have ceased advertising for new business as it relates to our consumer direct business and have now provided a free product as mentioned in Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

Key Performance Indicators.    Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include operating revenue, change in operating revenue, operating income, operating margin, net income attributable to Equifax, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Key Performance Indicators
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per share data)		(In millions, except per share data)
Operating revenue	$834.8	$804.1	$2,523.8	$2,343.8
Operating revenue change	4%	20%	8%	17%
Operating income	$152.9	$212.1	$633.8	$614.0
Operating margin	18.3%	26.4%	25.1%	26.2%
Net income attributable to Equifax	$96.3	$132.8	$415.0	$365.8
Diluted earnings per share	$0.79	$1.09	$3.41	$3.02
Cash provided by operating activities	$279.6	$245.0	$608.7	$544.2
Capital expenditures*	$(56.0)	$(48.2)	$(142.8)	$(131.0)

*Amounts above exclude changes in accruals for capital expenditures.

Operational and Financial Highlights

•
We repurchased 0.5 million shares of our common stock on the open market for $77.1 million during the first nine months of 2017. At September 30, 2017, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

•	We paid out $140.7 million or $1.17 per share in dividends to our shareholders during the first nine months of 2017.

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

The cybersecurity incident announced in the third quarter of 2017 is expected to negatively impact revenue, principally in our U.S. businesses, and to a lesser extent in Canada and the U.K., in 2017 and 2018. We will also incur, in 2017 and 2018, legal, consulting and other costs related to the analysis and response to the cybersecurity incident. We will incur costs and capital expenditures for providing the free credit file monitoring and identity theft protection to U.S. consumers, as well as services to U.K. and Canadian consumers, in 2017 and 2018. Additionally, in 2017 and 2018, we will incur increased information technology and security costs and capital expenditures to improve information technology security and resilience globally related to near-term actions, and ongoing increases in the run-rate of IT and security spending. We also expect to incur increased expenses for insurance, finance, compliance activities, and to meet increased legal and regulatory requirements. We also expect to incur increased costs to provide free services to consumers, including increased customer support costs.

As a result of the cybersecurity incident, we are subject to a significant number of proceedings and investigations as described in Part II, "Item 1. Legal Proceedings." While we believe it is reasonably possible that we will incur losses associated with these proceedings and investigations, it is not possible to estimate the amount of loss or range of possible loss, if any, that might result from adverse judgments, settlements, penalties or other resolution of such proceedings and investigations based on the early stage of these proceedings and investigations, that alleged damages have not been specified, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2017	2016	$	%	2017	2016	$	%
	(In millions)				(In millions)
U.S. Information Solutions	$307.7	$317.4	$(9.7)	(3)%	$949.7	$920.2	$29.5	3%
International	239.8	214.3	25.5	12%	687.5	591.2	96.3	16%
Workforce Solutions	186.4	171.3	15.1	9%	580.9	528.7	52.2	10%
Global Consumer Solutions	100.9	101.1	(0.2)	—%	305.7	303.7	2.0	1%
Consolidated operating revenue	$834.8	$804.1	$30.7	4%	$2,523.8	$2,343.8	$180.0	8%

Revenue increased by $30.7 million, or 4%, and $180.0 million, or 8%, in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. The growth in the third quarter of 2017 was driven by our International and Workforce Solutions segments. International had strong growth across all regions. Workforce Solutions saw strong growth driven by Verification Services. USIS declined in the third quarter, reflecting the impact of the cybersecurity incident, and the weakened U.S. mortgage market. Revenue growth for the first nine months of 2017, is also driven by growth in International, reflecting broad based organic growth and the Veda acquisition, and Workforce Solutions. Growth in Workforce Solutions is driven by Verification Services. Additionally, USIS growth for the first nine months of 2017 reflects growth in core credit decisioning, mortgage, and identity and fraud solutions. Total revenue for third quarter was positively impacted by foreign exchange rates, which increased revenue, on a constant currency basis, by $3.2 million when compared to the third quarter of 2016. Total revenue for the first nine months of 2017 was negatively impacted by foreign exchange rates, which reduced revenue, on a constant currency basis, by $14.0 million, or 1% when compared to the first nine months of 2016.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Expenses	2017	2016	$	%	2017	2016	$	%
	(In millions)				(In millions)
Consolidated cost of services	$297.3	$288.0	$9.3	3%	$891.9	$827.1	$64.8	8%
Consolidated selling, general and administrative expenses	312.2	233.4	78.8	34%	783.9	708.2	75.7	11%
Consolidated depreciation and amortization expense	72.4	70.6	1.8	3%	214.2	194.5	19.7	10%
Consolidated operating expenses	$681.9	$592.0	$89.9	15%	$1,890.0	$1,729.8	$160.2	9%

Cost of services increased $9.3 million and $64.8 million in the third quarter and first nine months of 2017, respectively, as compared to the same periods in 2016. The increase for the third quarter was due to higher production costs driven by higher revenues and higher technology costs, partially offset by a decrease in people costs. The increase for the first nine months was due to higher productions costs driven by higher revenues, higher people and technology costs, as well as the Veda acquisition. The impact of changes in foreign exchange rates increased cost of services by $1.8 million and reduced cost of services by $5.9 million in the third quarter and first nine months of 2017, respectively.

Selling, general and administrative expense increased $78.8 million and $75.7 million in the third quarter and first nine months of 2017, respectively, as compared to the same periods in 2016. The overall increase was due to the $87.5 million accrual of costs related to the cybersecurity incident and higher occupancy expenses, partially offset by a decline in Veda integration and transaction and people costs. The impact of changes in foreign currency exchange rates increased our selling, general and administrative expenses by $0.7 million and reduced our selling, general and administrative expenses by $4.5 million in the third quarter and first nine months of 2017, respectively.

Depreciation and amortization expense for the third quarter and first nine months of 2017 increased by $1.8 million and $19.7 million, respectively, compared to the same periods in 2016. These increases are primarily due to the Veda acquisition.

Operating Income and Operating Margin

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Consolidated Operating Income	2017	2016	$	%		2017	2016	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$834.8	$804.1	$30.7	4%		$2,523.8	$2,343.8	$180.0	8%
Consolidated operating expenses	681.9	592.0	89.9	15%		1,890.0	1,729.8	160.2	9%
Consolidated operating income	$152.9	$212.1	$(59.2)	(28)%		$633.8	$614.0	$19.8	3%
Consolidated operating margin	18.3%	26.4%		(8.1)	% pts	25.1%	26.2%		(1.1)	% pts

Total company operating margin decreased in the third quarter and first nine months of 2017, compared to the same periods in 2016, primarily due to the accrual of costs related to the cybersecurity incident, partially offset by increased margins in International and Equifax Workforce Solutions business segments. For the nine month period, the increased margin was partially offset by the increase in the amortization of intangibles from the Veda acquisition.

Interest Expense and Other Income (Expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Interest Expense and Other Income (Expense), net
	2017	2016	$	%	2017	2016	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(21.4)	$(24.3)	$2.9	(12)%	$(70.1)	$(68.0)	$(2.1)	3%
Consolidated other income (expense), net	4.5	2.4	2.1	nm	10.6	(0.4)	11.0	nm
Average cost of debt	3.2%	3.4%			3.5%	3.5%
Total consolidated debt, net, at quarter end	$2,706.5	$2,843.0	$(136.5)	(5)%	$2,706.5	$2,843.0	$(136.5)	(5)%

Interest expense decreased for the third quarter and increased for the first nine months of 2017 when compared to the same periods in 2016. The increase for the first nine months of 2017 is due to an overall increase in our consolidated average debt outstanding as of September 30, 2017 incurred in order to finance the Veda acquisition. The decrease in interest expense and average cost of debt for the third quarter relates to the payment of a $272.5 million 6.3% note on July 3, 2017.

Other income (expense), net, for the third quarter of 2017, increased as compared to the prior year period, due primarily to higher earnings on equity method investments and lower foreign currency transaction losses. For the first nine months of 2017, the increase in other income (expense), net is due primarily to a 2016 loss on the economic hedges, offset by a foreign currency gain on intercompany debt, both items related to the Veda transaction which did not recur in 2017, as well as higher earnings on equity method investments in 2017.

Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Provision for Income Taxes	2017	2016	$	%	2017	2016	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$(35.5)	$(55.3)	$19.8	(36)%	$(150.8)	$(175.3)	$24.5	(14)%
Effective income tax rate	26.1%	29.1%			26.2%	32.1%

Our effective income tax rate was 26.1% for the third quarter of 2017, down from 29.1% for the third quarter of 2016. The effective income tax rate was 26.2% for the nine months ended September 30, 2017, as compared to 32.1% for the same period in 2016. The decrease in our effective income tax rate is primarily attributable to the adoption of the new stock-based compensation guidance prospectively adopted in the first quarter of 2017 that requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled. These amounts were previously recognized in additional paid-in-capital. Additionally, for the first nine months of 2017, the rate is lower due to adjustments for uncertain tax positions related to the first quarter 2017 settlement of an income tax audit.

Net Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Net Income	2017	2016	$	%	2017	2016	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$152.9	$212.1	$(59.2)	(28)%	$633.8	$614.0	$19.8	3%
Consolidated other expense, net	(16.9)	(21.9)	5.0	(23)%	(59.5)	(68.4)	8.9	(13)%
Consolidated provision for income taxes	(35.5)	(55.3)	19.8	(36)%	(150.8)	(175.3)	24.5	(14)%
Consolidated net income	100.5	134.9	(34.4)	(26)%	423.5	370.3	53.2	14%
Net income attributable to noncontrolling interests	(4.2)	(2.1)	(2.1)	100%	(8.5)	(4.5)	(4.0)	89%
Net income attributable to Equifax	$96.3	$132.8	$(36.5)	(27)%	$415.0	$365.8	$49.2	13%
Diluted earnings per common share:
Net income attributable to Equifax	$0.79	$1.09	$(0.30)	(28)%	$3.41	$3.02	$0.39	13%
Weighted-average shares used in computing diluted earnings per share	121.4	121.3			121.6	121.1

Consolidated net income decreased by $34.4 million, or 26%, in the third quarter of 2017, primarily due to the accrual of costs related to the cybersecurity incident, decreased operating income in our USIS and GCS segments, partially offset by increased operating income in our International and Workforce Solutions segments and the tax benefit related to the prospective adoption of the new stock-based compensation guidance in the first quarter of 2017. Consolidated net income increased $53.2 million, or 14%, in the first nine months of 2017 due to increased operating income across all segments, the tax benefit related to the prospective adoption of the new stock-based compensation guidance in the first quarter of 2017, adjustments for uncertain tax positions related to the recent settlement of an income tax audit, partially offset by the accrual of costs related to the cybersecurity incident.

Segment Financial Results

USIS

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
U.S. Information Solutions	2017	2016	$	%		2017	2016	$	%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$221.0	$229.8	$(8.8)	(4)%		$678.7	$667.9	$10.8	2%
Mortgage Solutions	38.8	39.4	(0.6)	(2)%		116.1	105.9	10.2	10%
Financial Marketing Services	47.9	48.2	(0.3)	(1)%		154.9	146.4	8.5	6%
Total operating revenue	$307.7	$317.4	$(9.7)	(3)%		$949.7	$920.2	$29.5	3%
% of consolidated revenue	37%	39%				38%	39%
Total operating income	$129.5	$139.5	$(10.0)	(7)%		$408.9	$396.3	$12.6	3%
Operating margin	42.1%	44.0%		(1.9)	%pts	43.0%	43.1%		(0.1)	% pts

USIS revenue decreased 3% in the third quarter of 2017 compared to the prior year period due to declines in our core credit decisioning services and core mortgage, reflecting the impact from the cybersecurity incident and weakened U.S. mortgage market and auto vertical, respectively. USIS revenue increased 3% in the first nine months of 2017, as compared to the prior year period, driven by growth across our core credit decisioning services, core mortgage, and identity and fraud solutions.

Online Information Solutions

Revenue for the third quarter and first nine months of 2017 decreased 4% and increased 2%, respectively, when compared to the prior year periods. The decrease in the third quarter of 2017, is driven by declines in our core credit decisioning business. The increase for the first nine months of 2017, is driven by an increase in our core credit decisioning and identity and fraud solutions businesses.

Mortgage Solutions

Revenue decreased by 2% and increased by 10% for the third quarter and first nine months of 2017, respectively, when compared to the prior year periods. The increase for the first nine months of 2017 is primarily driven by growth in core mortgage, as well as growth from other mortgage product offerings.

Financial Marketing Services

Revenue decreased 1% and increased 6% for the third quarter and first nine months of 2017, respectively, as compared to the prior year periods. The increase for the first nine months of 2017 is due to strong project related revenue.

USIS Operating Margin

USIS operating margin decreased from 44.0% in the third quarter of 2016 to 42.1% in the third quarter of 2017 due to lower revenue. The USIS operating margin decreased from 43.1% to 43.0% in the first nine months of 2016 compared to the first nine months of 2017.

International

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
International	2017	2016	$	%		2017	2016	$	%
	(In millions)					(In millions)
Operating revenue:
Asia Pacific	$81.2	$73.6	$7.6	10%		$229.7	$173.5	$56.2	32%
Europe	69.0	62.1	6.9	11%		199.2	190.0	9.2	5%
Latin America	54.5	47.0	7.5	16%		158.5	136.4	22.1	16%
Canada	35.1	31.6	3.5	11%		100.1	91.3	8.8	10%
Total operating revenue	$239.8	$214.3	$25.5	12%		$687.5	$591.2	$96.3	16%
% of consolidated revenue	29%	27%				27%	25%
Total operating income	$52.9	$26.3	$26.6	101%		$128.7	$79.3	$49.4	62%
Operating margin	22.0%	12.3%		9.7	%pts	18.7%	13.4%		5.3	% pts
nm - not meaningful.

International revenue increased 12% and 16% in the third quarter and first nine months of 2017, respectively, as compared to the prior year periods. Local currency revenue growth for the third quarter of 2017 was 10%, driven by strong growth across all regions. Local currency revenue growth, excluding Veda, for the first nine months of 2017 was 11%, driven by strong growth across all regions. Local currency fluctuations against the U.S. dollar positively impacted revenue by $3.1 million in the third quarter and negatively impacted revenue by $11.5 million in the first nine months of 2017.

Asia Pacific

On a local currency basis, revenue increased 6% and 30% for the third quarter and first nine months of 2017, respectively, as compared to the prior year periods. The increase for the third quarter is driven by growth in Australia. Local currency fluctuations positively impacted revenue by $3.0 million, or 4%, and $4.5 million, or 3% for the first nine months of 2017. Reported revenue increased 10% and 32% in the third quarter and first nine months of 2017, respectively. The increase for the nine month period was primarily driven by the Veda acquisition.

Europe

On a local currency basis, revenue increased 10% and 12% in the third quarter and first nine months of 2017, respectively, as compared to the prior year periods, primarily due to growth in U.K. debt management services and other growth in the U.K. Local currency fluctuations against the U.S. dollar positively impacted revenue by $0.5 million, or 1% in the third quarter, and negatively impacted revenue by $14.3 million, or 8%, for the first nine months of 2017. Reported revenue increased 11% and 5% in the third quarter and first nine months of 2017, respectively.

Latin America

On a local currency basis, revenue increased 20% and 18% in the third quarter and first nine months of 2017, respectively, as compared to the prior year periods, driven by core revenue growth primarily in Argentina and Chile. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.8 million, or 4%, and 2.7 million, or 2%, in the third quarter and first nine months of 2017, respectively. Reported revenue increased by 16% in both the third quarter and first nine months of 2017.

Canada

On a local currency basis, revenue increased 7% and 9% in the third quarter and first nine months of 2017, respectively, as compared to the prior year periods, due to core organic growth. Local currency fluctuations against the U.S. dollar positively impacted revenue by $1.4 million, or 5%, and 1.0 million, or 1%, in the third quarter and first nine months of 2017, respectively. Reported revenue increased by 11% and 10% in the third quarter and first nine months of 2017, respectively.

International Operating Margin

Operating margin increased from 12.3% in the third quarter of 2016 to 22.0% in the third quarter of 2017 due to a decrease in integration costs related to the Veda acquisition, as well as changes in product mix and a decrease in people costs and purchased intangibles amortization. Operating margin increased from 13.4% in the first nine months of 2016 to 18.7% in the first nine months of 2017 due to a decrease in integration costs related to the Veda acquisition, a gain on the sale of an asset, as well as changes in product mix, partially offset by increased purchased intangibles amortization.

Workforce Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Workforce Solutions	2017	2016	$	%		2017	2016	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$129.9	$114.6	$15.3	13%		$375.3	$323.7	$51.6	16%
Employer Services	56.5	56.7	(0.2)	—%		205.6	205.0	0.6	—%
Total operating revenue	$186.4	$171.3	$15.1	9%		$580.9	$528.7	$52.2	10%
% of consolidated revenue	22%	21%				23%	23%
Total operating income	$80.3	$69.9	$10.4	15%		$258.7	$226.9	$31.8	14%
Operating margin	43.1%	40.8%		2.3	% pts	44.4%	42.9%		1.5	%pts

Workforce Solutions revenue increased by 9% and 10% in the third quarter and first nine months of 2017, respectively, as compared to the prior year periods. The increase for the third quarter was due to strong growth in the government, financial, mortgage, and pre-employment screening verticals. The increase for the first nine months of 2017 was due to strong growth in the government, mortgage, financial, healthcare and auto verticals.

Verification Services

Revenue increased 13% and 16% in the third quarter and first nine months of 2017, respectively, as compared to the prior year periods, due to strong growth in government, financial, mortgage, and pre-employment screening verticals, and continued addition of new records to The Work Number database.

Employer Services

Revenue was flat in the third quarter and first nine months of 2017 as compared to the prior year periods. The third quarter as compared to the prior year was flat due to a decline in our workforce analytics services, offset by an increase in our on-boarding services. The first nine months of 2017 as compared to the prior year period was flat due to an increase in our on-boarding and unemployment claims services, offset by a decline in our employment based tax credit and workforce analytics services.

Workforce Solutions Operating Margin

Operating margin increased from 40.8% for the third quarter of 2016 to 43.1% for the third quarter of 2017 and increased from 42.9% in the first nine months of 2016 to 44.5% for the first nine months of 2017. Margin expansion was driven by product mix, strong revenue growth and a decrease in purchased intangibles amortization, offset by higher people and marketing costs over the third quarter and first nine months of 2017.

Global Consumer Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Global Consumer Solutions	2017	2016	$	%		2017	2016	$	%
	(In millions)					(In millions)
Total operating revenue	$100.9	$101.1	$(0.2)	—%		$305.7	$303.7	$2.0	1%
% of consolidated revenue	12%	13%				12%	13%
Total operating income	$24.7	$28.0	$(3.3)	(12)%		$82.9	$80.7	$2.2	3%
Operating margin	24.5%	27.6%		(3.1)	%pts	27.1%	26.6%		0.5	%pts

Revenue was flat and increased 1% on a local currency and as reported basis for the third quarter and first nine months of 2017, respectively, as compared to the prior year periods. The increase for the first nine months of 2017 was due to growth in our U.S. indirect business, partially offset by a decrease in our consumer direct and direct to consumer reseller businesses. Local currency fluctuations against the U.S. dollar had no impact on revenue for the third quarter, and negatively impacted revenue by $2.5 million, or 1%, for the first nine months of 2017. Operating margin decreased from 27.6% in the third quarter of 2016 to 24.5% in the third quarter of 2017 due to product mix and acquisition costs. Operating margin increased from 26.6% for the first nine months of 2016 to 27.1% for the first nine months of 2017, due to decreased marketing spend, offset by changes in product mix and increases in technology costs.

General Corporate Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
General Corporate Expense	2017	2016	$	%	2017	2016	$	%
	(In millions)				(In millions)
General corporate expense	$134.5	$51.6	$82.9	161%	$245.5	$169.2	$76.3	45%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense increased $82.9 million and $76.3 million in the third quarter and first nine months of 2017, respectively, as compared to the prior year periods primarily due to the accrual of costs related to the cybersecurity incident.

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

Sources and Uses of Cash

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity. We expect that funds generated from results of operations will be sufficient to finance our anticipated working capital and other cash requirements (such as capital expenditures, expenses associated with the cybersecurity incident, interest payments, potential pension funding contributions, acquisition and integration costs, and dividend payments) for the foreseeable future. If borrowings were needed, we would expect to borrow in the commercial paper or corporate bond markets; or in the event that credit market conditions were to deteriorate, we would rely more heavily on borrowings from the Revolver as described below. At September 30, 2017, $234.2 million was available to borrow under our Revolver and we had cash and cash equivalents of $315.4 million included in our Consolidated Balance Sheets. On October 12, 2017, we borrowed $100 million on our Revolver.

Our Revolver does not include a provision under which lenders could refuse to allow us to borrow under the facility in the event of a material adverse change in our financial condition, as long as we are in compliance with the covenants contained in the credit agreement.

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2017	2016	2017 vs. 2016
	(In millions)
Operating activities	$608.7	$544.2	$64.5
Investing activities	$(226.2)	$(1,934.2)	$1,708.0
Financing activities	$(202.8)	$1,372.7	$(1,575.5)

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2017 increased by $64.5 million over the prior year, due to an increase in net income, partially offset by an increase in working capital mostly driven by slower growth in current liabilities, excluding debt, and accounts receivable, offset by an increase in other current assets.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.  As of September 30, 2017, we held $137.4 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Nine Months Ended September 30,		Change
Net cash used in:	2017	2016	2017 vs. 2016
	(In millions)
Capital expenditures*	$(157.5)	$(131.0)	$(26.5)
*Amounts above are total cash outflows for capital expenditures.

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding facilities and equipment, updating systems for regulatory compliance, the licensing of software applications and investing in system reliability, security and disaster recovery enhancements. Capital expenditures in the first nine months of 2017 increased by $26.5 million from the same period in 2016 as we paid amounts that were accrued as of December 31, 2016.

Acquisitions, Divestitures and Investments

	Nine Months Ended September 30,		Change
Net cash used in:	2017	2016	2017 vs. 2016
	(In millions)
Acquisitions, net of cash acquired	$(77.3)	$(1,792.4)	$1,715.1
Economic hedges	$—	$(10.8)	$10.8
Cash received from sale of asset	$8.6	$—	$8.6

During the third quarter of 2017, we completed the acquisition of 100% of the outstanding stock of ID Watchdog, Inc.

During the first quarter of 2016, the Company completed the acquisition of 100% of the ordinary voting shares of Veda for cash consideration of approximately $1.7 billion.

During the first quarter of 2016, we settled all of the foreign currency options on the respective settlement dates for a net cash payment of $10.8 million.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2017	2016	2017 vs. 2016
	(In millions)
Net short-term borrowings	$354.9	$194.2	$160.7
Payments on long-term debt	$(322.5)	$(300.0)	$(22.5)
Borrowings on long-term debt	$—	$1,574.7	$(1,574.7)
Debt issuance costs	$—	$(5.4)	$5.4

Credit Facility Availability

Our principal unsecured revolving credit facility with a group of banks, which we refer to as the Revolver, permits us to borrow up to $900.0 million through November 2020. The Revolver may be used for general corporate purposes. Availability of the Revolver for borrowings is reduced by the outstanding face amount of any letters of credit issued under the facility and by the outstanding principal amount of our CP notes. As a condition to borrow under our Revolver, we are required to certify certain representations and warranties (as defined in the Revolver). We believe we are currently in compliance with all such representations and warranties necessary as a condition for borrowing under the Revolver, but we cannot assure that we will be able to comply with all such conditions to borrowing in the future. On October 12, 2017, we borrowed $100 million on our Revolver.

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

At September 30, 2017, $665.3 million was outstanding under our CP program. At September 30, 2017, a total of $234.2 million was available under our Revolver. On July 3, 2017, we repaid our July 2017 Senior Notes using the proceeds of commercial paper.

At September 30, 2017, 61% of our debt was fixed-rate debt and 39% was effectively floating-rate debt. Our floating-rate debt consists of our commercial paper, which is generally issued for terms of 1 to 100 days, and our Term Loan. At September 30, 2017, the interest rates on our floating-rate debt ranged from 1.45% to 2.36%.

Borrowing and Repayment Activity

Net short-term borrowings primarily represent activity under our CP program and borrowings under the 364-day Revolver. We primarily borrow under our CP program, as needed and availability allows.

The increase in net short-term borrowings primarily reflects the net activity of CP notes in the first nine months of 2017, including a $272.5 million increase in CP to fund the payment of 6.30% term notes due July 2017, partially offset as we have deleveraged following the 2016 Veda acquisition. The increase in net short-term borrowings primarily reflects the net activity of CP notes in the first nine months of 2016, as well as the draw down on the 364-Day Revolver during the first quarter of 2016 and the pay-off of the Veda assumed debt in the first quarter and the 364-Day Revolver during the third quarter of 2016.

Payments on long-term debt reflect $323 million and $300 million payments made in the first nine months of 2017 and 2016, respectively, on our Term Loan. Borrowings on long-term debt reflect an $800 million draw down on our Term Loan and the issuance of $500.0 million principal amount of 2.3%, five-year senior notes and $275.0 million principal amount of 3.25%, ten-year senior notes in an underwritten public offering in the first nine months of 2016.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and Senior Credit Facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. In addition, the Senior Credit Facilities limit the amount of subsidiary debt and the amount of debt secured by liens, and require us to maintain a maximum leverage ratio of not more than 3.5 to 1.0. None of these covenants are considered restrictive to our operations and, as of September 30, 2017, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 2.3% Senior Notes due 2021, 3.3% Senior Notes due 2022, 3.25% Senior Notes due 2026 and 7.0% Senior Notes due 2037 (together, the “Senior Notes”) contain change of control provisions. If we experience a change of control or publicly announce our intention to effect a change of control and the rating on the Senior Notes is lowered by each of Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change of control or notice thereof, we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. As of September 30, 2017, our S&P credit rating was BBB+ with a negative outlook and our Moody's credit rating was Baa1 with a stable outlook. These ratings are subject to change as events and circumstances change.

 For additional information about our debt, including the terms of our financing arrangements, basis for floating interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

Equity Transactions

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2017	2016	2017 vs. 2016
	(In millions)
Treasury stock repurchases	$(77.1)	$—	$(77.1)
Dividends paid to Equifax shareholders	$(140.7)	$(118.1)	$(22.6)
Dividends paid to noncontrolling interests	$(8.2)	$(5.8)	$(2.4)
Proceeds from exercise of stock options	$18.8	$26.8	$(8.0)
Excess tax benefits from stock-based compensation plans	$—	$29.6	$(29.6)
Purchase of redeemable noncontrolling interests	$—	$(3.6)	$3.6

Sources and uses of cash related to equity during the nine months ended September 30, 2017 and 2016 were as follows:

-	During the first nine months of 2017, we repurchased approximately 0.5 million of our common shares on the open market for $77.1 million, at an average price of $143.88 per share.

-
We increased our quarterly dividend from $0.33 per share to $0.39 per share as announced in the first quarter of 2017. We paid cash dividends to Equifax shareholders of $140.7 million, or $1.17 per share, and $118.1 million, or $0.99 per share, during the nine months ended September 30, 2017 and 2016, respectively.

-	We received cash of $18.8 million and $26.8 million during the first nine months of 2017 and 2016, respectively, from the exercise of stock options.

At September 30, 2017, the Company had $590.1 million remaining for stock repurchases under the existing Board authorization.

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

Goodwill

We review goodwill and indefinite lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have eight reporting units comprised of USIS (which includes part of Online Information Solutions, Mortgage Solutions and Financial Marketing Services), Asia Pacific, Europe, Latin America, Canada, Global Consumer Solutions ("GCS"), Verification Services and Employer Services.

The goodwill balance at September 30, 2017, for our eight reporting units was as follows:

September 30,
2017
(In millions)
U.S. Information Solutions	$1,071.3
Asia Pacific	1,526.7
Europe	164.8
Latin America	235.8
Canada	36.1
Global Consumer Solutions	191.6
Verification Services	772.9
Employer Services	179.2
Total goodwill	$4,178.4

Valuation Techniques

We performed a quantitative assessment for each of our reporting units to determine whether impairment exists. In determining the fair value of the reporting units we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value. We engaged a third party specialist to assist in developing these estimates and valuation approaches.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital charges. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies. We believe the benchmark companies used for each of the reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our discussion of Competition in our 2016 Form 10-K. Data for the benchmark companies was obtained from publicly available information.

Competition for our USIS, Asia Pacific, Europe, Latin America, Canada, and GCS reporting units generally includes two global consumer credit reporting companies, Experian and TransUnion, both of which offer a product suite similar to our credit reporting solutions. Additionally, for our GCS reporting unit, competition includes LifeLock, a national provider of personal identity theft protection products. Competition for our Verification Services and Employer Services reporting units includes payroll processors such as ADP and Paychex. Valuation multiples were selected based on a financial benchmarking analysis that compared the reporting unit’s operating result with the comparable companies’ information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

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

Growth Assumptions

The assumptions for our future cash flows begin with our historical operating performance, the details of which are described in our Management’s Discussion & Analysis of operating performance. Additionally, we consider the impact that known economic, industry and market trends will have on our future forecasts, as well as the impact that we expect from planned business initiatives including new product initiatives, client service and retention standards, and cost management programs. At the end of the forecast period, the long-term growth rate we used to determine the terminal value of each reporting unit was 3%, other than Asia Pacific and Latin America where we used a terminal growth rate of 5% and 5.5%, respectively, based on management’s assessment of the minimum expected terminal growth rate of the reporting unit, as well as broader economic considerations such as GDP, inflation and the maturity of the markets we serve.

We projected revenue growth in 2018 for our reporting units in completing our 2017 impairment testing based on planned business initiatives and prevailing trends exhibited by these units and not based on the assumption of meaningful acceleration in economic growth for all reporting units other than GCS. For GCS we expect revenue growth to decline in 2018 as compared to 2017 and then resume revenue growth in 2019. The anticipated revenue growth in our reporting units, however, is partially offset by assumed increases in expenses for a majority of our reporting units which reflect the additional level of investment needed in order to achieve the planned revenue growth. Additionally, we have factored in any expected impacts of the cybersecurity incident as further discussed below.

Discount Rate Assumptions

We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows of each reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the Company’s tax rate. For the 2017 annual goodwill impairment evaluation, the discount rates used to develop the estimated fair value of the reporting units evaluated were as follows for each reporting unit:

September 30,
2017
Discount rate
U.S. Information Solutions	9.0%
Asia Pacific	9.4%
Europe	8.8%
Latin America	15.5%
Canada	8.9%
Global Consumer Solutions	11.2%
Verification Services	8.5%
Employer Services	10.7%

Because of assigned market premiums, discount rates are lowest for reporting units whose cash flows are expected to be less volatile due to such factors as the maturity of the market they serve, their position in that market or other macroeconomic factors. Where there is the greatest volatility of cash flows due to competition, or participation in less stable geographic markets than the United States, such as our Latin America reporting unit, the discount rate selected is in the higher portion of the range as there is more inherent risk in the expected cash flows of that reporting unit. Additionally, for our USIS and GCS reporting units we utilized a higher beta to account for the additional volatility following the disclosure of the cybersecurity incident.

Estimated Fair Value and Sensitivities

The estimated fair value of the reporting units is derived from the valuation techniques described above, incorporating the related projections and assumptions. An indication of possible impairment occurs when the estimated fair value of the reporting unit is below the carrying value of its equity. The estimated fair value for our reporting units exceeded their related carrying value as of September 30, 2017. As a result, no goodwill impairment was recorded. The percentage by which the fair value of the reporting unit exceeds the carrying value ("cushion") as of September 30, 2017, was as follows:

September 30,
2017
Cushion
U.S. Information Solutions	395%
Asia Pacific	5%
Europe	155%
Latin America	64%
Canada	1,472%
Global Consumer Solutions	141%
Verification Services	405%
Employer Services	58%

The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Our Asia Pacific reporting unit primarily represents our recently completed acquisition of Veda. Due to the recency of this acquisition and its overall significance to the reporting unit, Asia Pacific is more sensitive to changes in assumptions noted above that would result in a fair value that is less than its carrying value.

We have incorporated updated forecasts following the cybersecurity incident that we disclosed during the third quarter. We expect our GCS reporting unit to be most impacted by the cybersecurity incident primarily due to the free product offerings we made to all consumers in the U.S. While our USIS reporting unit was also impacted, we believe the impact is primarily delayed project revenue. However, the impact of the cybersecurity incident continues to develop and could result in additional regulatory requirements that could further impact our GCS or USIS reporting units. We continue to monitor developments and their impact on our growth assumptions and future cash flows and will evaluate any significant changes in assumptions as they occur.

Additionally, a significant portion of the revenue for our Employer Services business relates to Affordable Care Act compliance services. As such, the fair value of this reporting unit would be impacted if the Affordable Care Act were to be repealed. We continue to monitor developments and their impact on our growth assumptions and future cash flows and will evaluate any significant changes in assumptions as they occur.

Loss Contingencies

We are subject to various proceedings, lawsuits and claims arising in the normal course of our business. We determine whether to disclose and/or accrue for loss contingencies based on our assessment of whether the potential loss is estimable, probable, reasonably possible or remote.

In the third quarter of fiscal 2017, we announced a cybersecurity incident potentially impacting approximately 145.5 million U.S. consumers. As a result of the cybersecurity incident, we are subject to a significant number of proceedings and investigations as described in Part II, "Item 1. Legal Proceedings." While we believe it reasonably possible that we may incur losses associated with these proceedings and investigations, it is not possible to estimate the amount of loss or range of possible loss, if any, that might result from adverse judgments, settlements, penalties or other resolution of such proceedings and investigations based on the early stage of these proceedings and investigations, that alleged damages have not been specified, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues.

Additionally, as a result of the cybersecurity incident, we are offering free credit file monitoring and identity theft protection to all U.S. consumers. We have concluded that the costs associated with providing this service are a contingent liability that is probable and estimable. We have therefore recorded an estimate of the expenses necessary to provide this service to those who have signed up or will sign up by the January 31, 2018 deadline. We have incurred $4.7 million through September 30, 2017 and have estimated a range of additional costs between $56 million and $110 million. In accordance with Accounting Standards Codification section 450-20-30-1, we have recorded a liability for the low end in the range as we do not believe that any amount within the range is a better estimate than any other amount. Refer to Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q for more information on the cybersecurity incident.

Judgments and uncertainties - We periodically review claims and legal proceedings and assess whether we have potential financial exposure based on consultation with internal and outside legal counsel and other advisors. If the likelihood of an adverse outcome from any claim or legal proceeding is probable and the amount can be reasonably estimated, we record a liability on our Consolidated Balance Sheets for the estimated amount. If the likelihood of an adverse outcome is reasonably possible, but not probable, we provide disclosures related to the potential loss contingency. Our assumptions related to loss contingencies are inherently subjective.

Effect if actual results differ from assumptions - With the exception of the cybersecurity incident, we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine loss contingencies. However, if facts and circumstances change in the future that change our belief regarding assumptions used to determine our estimates, we may be exposed to a loss that could be material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2016 Form 10-K. There were no material changes to our market risk exposure during the nine months ended September 30, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

As discussed in Note 5 of the Notes to the Consolidated Financial Statements in this Form 10-Q, on September 7, 2017, we announced a cybersecurity incident. Our review of the circumstances and resulting impact on our internal controls over financial reporting (ICFR) identified two significant deficiencies in our IT General Controls environment, at this point in time. As part of the Company’s overall plan to address the cybersecurity incident, actions have already been and are being taken in the fourth quarter of 2017 to remediate these significant deficiencies.

Each of the Company and a Special Committee of the Board of Directors is conducting a review of the cybersecurity incident. We will consider the outcome of this work as we complete our evaluation of ICFR at year-end 2017. As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

In addition, as a result of the review to-date, we have made certain changes to our people, policy and procedures related to ICFR (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934), however we do not believe these changes have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cybersecurity Incident Litigation, Claims and Government Investigations. To date, more than 240 class actions have been filed by consumers against us in federal, state and Canadian courts relating to the cybersecurity incident.  The plaintiffs in these cases, who purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by Equifax in connection with the cybersecurity incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief.  In addition, certain class actions have been filed by financial institutions who allege their businesses have been placed at risk due to the cybersecurity incident and generally assert various common law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims. The financial institutions class actions seek compensatory damages and other related relief. Motions for consolidation and transfer for pre-trial proceedings with respect to the U.S. cases discussed above to a single U.S. District Court are pending before the U.S. Judicial Panel on Multidistrict Litigation. The Company has sought a stay of these cases pending consolidation and transfer. We have also appeared or notified the appropriate parties of representation in the Canadian class actions, but such actions are all at the preliminary stages. In addition, putative class action lawsuits have been commenced against us and certain of our current and former officers and directors alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls.  These complaints seek certification of a class of all persons who purchased or otherwise acquired Equifax securities during a set period of time and unspecified monetary damages, costs and attorneys’ fees.  We dispute the allegations in the complaints described above and intend to defend against such claims.

In addition, we are cooperating with federal, state, city and foreign governmental agencies and officials investigating or otherwise seeking information and/or documents, including through Civil Investigative Demands, regarding the cybersecurity incident and related matters, including 50 state Attorneys General offices, as well as the District of Columbia and Puerto Rico, the Federal Trade Commission (“FTC”), the Consumer Finance Protection Bureau (“CFPB”), the U.S. Securities and Exchange Commission (“SEC”), the New York Department of Financial Services, the New York Department of State - Division of Consumer Protection, other U.S. state bank regulators, the Financial Industry Regulatory Authority (“FINRA”), certain Congressional committees of both the U.S. Senate and House of Representatives, the United Kingdom’s Financial Conduct Authority ("FCA"), the Information Commissioner’s Office in the United Kingdom and the Office of the Privacy Commissioner of Canada. The Enforcement Division of the FCA has opened an investigation into Equifax Ltd. (our U.K. subsidiary). In addition, a civil enforcement action has been filed by the Attorney General of Massachusetts, and lawsuits have also been filed by the Chicago City Council and City of San Francisco with respect to the cybersecurity incident alleging violations of state laws and local ordinances governing protection of personal data, consumer fraud and breach notice requirements and business practices.  Although we are cooperating with these investigations and inquiries, an adverse outcome to any such investigations and inquiries could subject us to fines or other obligations, which may have an adverse effect on how we operate our business or our results of operations. In addition, we have received subpoenas with respect to investigations by the SEC and the U.S. Attorney’s Office for the Northern District of Georgia regarding trading activities by certain of our employees in relation to the cybersecurity incident.
It is not possible to estimate the amount of loss or range of possible loss, if any, that might result from adverse judgments, settlements, penalties or other resolution of the above described proceedings and investigations based on the early stage of these proceedings and investigations, that alleged damages have not been specified, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues.
Additional lawsuits and claims related to the cybersecurity incident may be asserted by or on behalf of consumers, customers, shareholders or others seeking damages or other related relief and additional inquiries from governmental agencies may be received or investigations by governmental agencies commenced.

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

Other.  Equifax has been named as a defendant in various other legal actions, including administrative claims, regulatory matters, government investigations, class actions and other litigation arising in connection with our business. Some of the legal actions include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We believe we have strong defenses to and, where appropriate, will contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines or other relief. We may explore potential settlements before a case is taken through trial because of the uncertainty and risks inherent in the litigation process

For information regarding our accounting for legal contingencies, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2016 Form 10-K except as set forth below. The risk factors set forth below update, and should be read together with, the risk factors disclosed in our 2016 Form 10-K.

We are in the process of assessing the impact of the cybersecurity incident and the resulting government investigations, litigation and other impacts on our business and results of operations.

The cybersecurity incident involved the theft of certain personally identifiable information of consumers through unauthorized access to our network. As a result of the cybersecurity incident, we are currently a party to more than 240 consumer class action lawsuits, as well as financial institution class action lawsuits, shareholder class action lawsuits and other lawsuits and claims allegedly arising out of the cybersecurity incident that may be asserted by or on behalf of consumers, customers, shareholders or others seeking monetary damages or other relief. A number of federal, state and foreign governmental officials and agencies are also investigating events related to the cybersecurity incident, including how it occurred, the consequences thereof and our response thereto. These claims and investigations may result in material costs, expenses and fines and will require significant attention by management, which may divert the focus of management from the operation of our business. In addition, the outcome of such claims and investigations could adversely affect or cause us to change how we operate our business. The governmental agencies investigating the cybersecurity incident may seek to impose injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, impact our ability to collect and use consumer information, materially increase our data security costs and/or otherwise require us to alter how we operate our business. In addition, any legislative or regulatory changes adopted in reaction to the cybersecurity incident or other companies’ data breaches could require us to make modifications to the operation of our business that could have an adverse effect and/or increase or accelerate our compliance costs.
 Our remediation and security and IT enhancement efforts will be costly and may not be effective.

Following the cybersecurity incident, we began undertaking significant remediation efforts and other steps to enhance our data security infrastructure. In connection with these efforts to date, we have incurred significant costs and expect to incur additional significant costs as we take further steps to prevent unauthorized access to our systems and the data we maintain. The actions we have taken are based on our investigation of the causes of the cybersecurity incident to date, but there may be additional changes needed to prevent a similar incident. We cannot assure that all potential causes of the incident have been identified and remediated and will not occur again. Because our products and services involve the storage and transmission of personal information of consumers, we will continue to be routinely targeted by outside third parties, including technically sophisticated and well-resourced bad actors attempting to access or steal the data that we store. If we experience additional breaches of our security measures, sensitive data may be accessed, which could cause us significant additional legal and financial exposure and damage to our reputation that could have a material adverse effect on our business.

In addition, our compliance with payment card industry data security standards is currently under review, and if we are found to not be in compliance with applicable requirements, we may incur additional costs for remediation, fees or other assessments related thereto.

The cybersecurity incident has had a negative impact on our reputation, and we cannot assure it will not have a long-term effect on our relationships with our customers, our revenue and our business.

Our USIS revenue declined in the third quarter of 2017 as compared to the third quarter of 2016 due in part to the impact of the cybersecurity incident. We believe that certain of our customers have determined to defer new contracts or projects unless and until we can provide assurances regarding our ability to prevent unauthorized access to our systems and the data we maintain. Many of our customers are requiring security audits of our systems and any negative results of such audits may cause the loss of customers. If we are unable to demonstrate the security of our systems and the data we maintain and rebuild the trust of our customers, consumers and data suppliers we could experience a material adverse impact on our business. In addition, our management is and will continue to be intensely focused on enhancing our security measures and responding to consumer and customer concerns relating to the cybersecurity incident and may not be able to devote sufficient time to new product development, which could cause us to be less competitive as compared to our peers, lose out on new revenue opportunities and have an adverse effect on our growth and our business. Due to the cybersecurity incident and our provision of free products to consumers, we ceased the advertisement and sale of new products in our direct to consumer business, which has resulted in a significant decline in revenue in that business. We expect that revenue from our direct to consumer business will continue to decline.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2017:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
July 1 - July 31	1,022	$145.29	90,000	$654,122,910
August 1 - August 31	5,443	$143.60	445,901	$590,092,166
September 1 - September 30	855	$—	—	$590,092,166
Total	7,320	$143.88	535,901	$590,092,166

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 1,022 shares for the month of July 2017, 5,443 shares for the month of August 2017, and 855 shares for the month of September 2017.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At September 30, 2017, the amount authorized for future share repurchases under the share repurchase program was $590.1 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Senior Credit Facilities restrict our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result, according to the terms of the applicable credit agreements.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1	Agreement, dated September 25, 2017, between Equifax Inc. and Richard F. Smith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date:	November 9, 2017	By:	/s/ Paulino R. Barros, Jr.
Paulino R. Barros, Jr.
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2017		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2017		/s/ Nuala M. King
Nuala M. King
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Agreement, dated September 25, 2017, between Equifax Inc. and Richard F. Smith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase