Form 10-Q
period 2018-03-31
EQUIFAX INC
filed 2018-04-26
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

On April 13, 2018, there were 120,284,441 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2018

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events, plans or developments that we expect or anticipate will occur in the future, including statements relating to future operating results and statements related to the cybersecurity incident reported in the third quarter of 2017 and impact of the Tax Cuts and Jobs Act of 2017, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections, including without limitation our expectation regarding the Company's outlook and expected increases in costs related to the cybersecurity incident referenced below in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — "Business Overview—Business Environment and Company Outlook." These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors,” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2018	2017
(In millions, except per share amounts)
Operating revenue	$865.7	$832.2
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	342.8	300.8
Selling, general and administrative expenses	300.5	241.5
Depreciation and amortization	78.2	71.3
Total operating expenses	721.5	613.6
Operating income	144.2	218.6
Interest expense	(23.9)	(24.2)
Other income, net	2.9	1.3
Consolidated income before income taxes	123.2	195.7
Provision for income taxes	(29.4)	(40.3)
Consolidated net income	93.8	155.4
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(2.9)	(2.1)
Net income attributable to Equifax	$90.9	$153.3
Basic earnings per common share:
Net income attributable to Equifax	$0.76	$1.28
Weighted-average shares used in computing basic earnings per share	120.2	120.0
Diluted earnings per common share:
Net income attributable to Equifax	$0.75	$1.26
Weighted-average shares used in computing diluted earnings per share	121.3	121.9
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2018			2017
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$90.9	$2.9	$93.8	$153.3	$2.1	$155.4
Other comprehensive income:
Foreign currency translation adjustment	41.3	1.7	43.0	112.4	1.4	113.8
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	3.9	—	3.9	2.5	—	2.5
Change in cumulative loss from cash flow hedging transactions, net	—	—	—	(0.4)	—	(0.4)
Comprehensive income	$136.1	$4.6	$140.7	$267.8	$3.5	$271.3

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$249.3	$336.4
Trade accounts receivable, net of allowance for doubtful accounts of $10.2 and $9.1 at March 31, 2018 and December 31, 2017, respectively	487.5	444.8
Prepaid expenses	97.6	94.3
Other current assets	83.0	122.9
Total current assets	917.4	998.4
Property and equipment:
Capitalized internal-use software and system costs	462.9	427.9
Data processing equipment and furniture	318.7	306.6
Land, buildings and improvements	213.8	212.5
Total property and equipment	995.4	947.0
Less accumulated depreciation and amortization	(404.5)	(380.0)
Total property and equipment, net	590.9	567.0
Goodwill	4,221.4	4,184.0
Indefinite-lived intangible assets	94.9	95.0
Purchased intangible assets, net	1,219.2	1,247.0
Other assets, net	152.3	142.0
Total assets	$7,196.1	$7,233.4
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$888.5	$965.3
Accounts payable	106.7	110.3
Accrued expenses	181.0	160.9
Accrued salaries and bonuses	62.0	119.4
Deferred revenue	110.7	108.4
Other current liabilities	190.0	209.2
Total current liabilities	1,538.9	1,673.5
Long-term debt	1,739.6	1,739.0
Deferred income tax liabilities, net	304.9	305.1
Long-term pension and other postretirement benefit liabilities	172.4	175.8
Other long-term liabilities	103.4	101.0
Total liabilities	3,859.2	3,994.4
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at March 31, 2018 and December 31, 2017; Outstanding shares - 120.3 and 120.1 at March 31, 2018 and December 31, 2017, respectively	236.6	236.6
Paid-in capital	1,336.6	1,332.7
Retained earnings	4,653.1	4,600.6
Accumulated other comprehensive loss	(366.8)	(412.0)
Treasury stock, at cost, 68.4 shares and 68.6 shares at March 31, 2018 and December 31, 2017, respectively	(2,578.9)	(2,577.6)
Stock held by employee benefit trusts, at cost, 0.6 shares at March 31, 2018 and December 31, 2017	(5.9)	(5.9)
Total Equifax shareholders' equity	3,274.7	3,174.4
Noncontrolling interests including redeemable noncontrolling interests	62.2	64.6
Total equity	3,336.9	3,239.0
Total liabilities and equity	$7,196.1	$7,233.4

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In millions)
Operating activities:
Consolidated net income	$93.8	$155.4
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	79.0	72.1
Stock-based compensation expense	12.8	18.7
Deferred income taxes	(2.7)	(2.6)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(39.6)	(22.7)
Other assets, current and long-term	37.9	(29.2)
Current and long term liabilities, excluding debt	(61.6)	(88.0)
Cash provided by operating activities	119.6	103.7
Investing activities:
Capital expenditures	(56.2)	(50.3)
Acquisitions, net of cash acquired	(13.9)	(7.3)
Cash received from sale of asset	—	8.6
Cash used in investing activities	(70.1)	(49.0)
Financing activities:
Net short-term (repayments) borrowings	(76.8)	46.4
Payments on long-term debt	—	(50.0)
Dividends paid to Equifax shareholders	(46.9)	(46.9)
Dividends paid to noncontrolling interests	(2.4)	(1.9)
Proceeds from exercise of stock options	2.2	9.4
Payment of taxes related to settlement of equity awards	(12.5)	(20.3)
Purchase of redeemable noncontrolling interests	(0.4)	—
Payment of contingent consideration	(1.5)	—
Cash used in financing activities	(138.3)	(63.3)
Effect of foreign currency exchange rates on cash and cash equivalents	1.7	2.5
Decrease in cash and cash equivalents	(87.1)	(6.1)
Cash and cash equivalents, beginning of period	336.4	129.3
Cash and cash equivalents, end of period	$249.3	$123.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2018

(Unaudited)

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2017	120.1	$236.6	$1,332.7	$4,600.6	$(412.0)	$(2,577.6)	$(5.9)	$64.6	$3,239.0
Net income	—	—	—	90.9	—	—	—	2.9	93.8
Other comprehensive income	—	—	—	—	45.2	—	—	1.7	46.9
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	(8.9)	—	—	(1.3)	—	—	(10.2)
Cash dividends ($0.39 per share)	—	—	—	(47.1)	—	—	—	—	(47.1)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	12.8	—	—	—	—	—	12.8
Purchases of redeemable noncontrolling interests	—	—	(0.3)	—	—	—	—	(0.1)	(0.4)
Redeemable noncontrolling interest adjustment	—	—	—	4.5	—	—	—	(4.5)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.4)	(2.4)
Cumulative adjustment from change in accounting principle (Note 2)	—	—	—	4.2	—	—	—	—	4.2
Other	—	—	0.1	—	—	—	—	—	0.1
Balance, March 31, 2018	120.3	$236.6	$1,336.6	$4,653.1	$(366.8)	$(2,578.9)	$(5.9)	$62.2	$3,336.9

* At March 31, 2018, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	March 31, 2018	December 31, 2017
	(In millions)
Foreign currency translation	$(62.0)	$(103.3)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $94.3 and $95.6 at March 31, 2018 and December 31, 2017, respectively	(303.6)	(257.5)
Cash flow hedging transactions, net of accumulated tax of $0.7 at March 31, 2018 and December 31, 2017, respectively	(1.2)	(1.2)
Impact of Tax Cuts and Jobs Act of 2017	—	(50.0)
Accumulated other comprehensive loss	$(366.8)	$(412.0)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of March 31, 2018, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, we have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and Dubai, and have an investment in a consumer and commercial credit information company in Brazil.

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

Basis of Presentation.  The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of SEC Regulation S-X. To understand our complete financial position and results, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”).

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

	Three Months Ended March 31,
	2018	2017
	(In millions)
Weighted-average shares outstanding (basic)	120.2	120.0
Effect of dilutive securities:
Stock options and restricted stock units	1.1	1.9
Weighted-average shares outstanding (diluted)	121.3	121.9

For the three months ended March 31, 2018 and 2017, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for similar publicly traded instruments, and for non-publicly traded instruments through valuation techniques involving observable inputs based on the specific characteristics of the debt instrument. As of March 31, 2018 and December 31, 2017, the fair value and carrying value of our long-term debt, including the current portion of long-term debt, was $2.1 billion.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$35.3	$35.3	$—	$—
Deferred Compensation Plan Liability(1)	(35.3)	—	(35.3)	—
Total	$—	$35.3	$(35.3)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed various acquisitions during the three months ended March 31, 2018 and the year ended December 31, 2017. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. The fair value of the equity method investment assets acquired were internally estimated based on the market approach. Under the market approach, we estimated fair value based on market multiples of comparable companies.

Trade Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are stated at cost. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable. The allowance for doubtful accounts for estimated losses on trade accounts receivable is based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in an adverse financial condition. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income.

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily represent amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2018, these assets were approximately $21.8 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current assets also include the current portion of the Company's right to consideration in exchange for goods or services that the entity has transferred to a customer (contract assets) as well as certain current tax accounts.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represents our investment in unconsolidated affiliates, our equity investment in Brazil, the long-term portion of the Company's right to consideration in exchange for goods or services that the entity has transferred to a customer (contract assets), assets related to life insurance policies covering certain officers of the Company, and employee benefit trust assets.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of corresponding amounts of other current assets, related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2018, these funds were approximately $21.8 million. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current liabilities also include various accrued liabilities such as costs related to the cybersecurity incident as described more fully in Note 5, interest expense, accrued employee benefits, accrued taxes, accrued payroll, and accrued legal expenses.

Change in Accounting Principle. In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220)." The guidance provides companies the option to eliminate the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017. The guidance is effective for annual periods beginning after December 31, 2018, with early adoption permitted for reporting periods for which financial statements have not been issued and can be applied retrospectively. As such, we have adopted this guidance as of December 31, 2017 resulting in the reclassification of $50.0 million from accumulated other comprehensive income to retained earnings related to the change in tax rate, as prescribed in the guidance.

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting." The amendments in ASU 2017-09 require entities to apply modification accounting in Topic 718 only when changes to the terms or conditions of a share-based payment award result in changes to fair value, vesting conditions or the classification of the award as equity or liability. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU 2017-07 "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715)." This new guidance changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendment also allows only the service cost component to be eligible for capitalization, when applicable. The retrospective adoption of this guidance resulted in the reclassification of $1.8 million from selling, general and administrative expenses to Other income, net in the Consolidated Statements of Income for the three months ended March 31, 2017 and the recognition of $1.0 million in selling, general, and administrative expenses and $2.2 million in Other income, net in the Consolidated Statements of Income for the three months ended March 31, 2018. We do not capitalize any components of pension costs.

In January 2017, the FASB issued ASU 2017-01 "Clarifying the Definition of a Business (Topic 805)." This standard provides criteria to determine when an asset acquired or group of assets acquired is not a business. When substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This reduces the number of transactions that need to be further evaluated to determine if what is being acquired meets the definition of a business. The prospective adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure the equity investments that do not have readily determinable fair values at a new measurement alternative. Entities may choose to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The amendments in this update also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and require these entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. This guidance also changes the presentation and disclosure requirements for financial instruments as well as clarifying the guidance related to valuation allowance assessments when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of this guidance did not have an impact on our financial position, results of operations, or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 was originally effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption was not permitted. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09

As of January 1, 2018, we adopted the standard using the modified retrospective method. The new standard impacted our contracts that have a known quantity over a defined term with price increases or decreases over the contract life. Under the standard applicable during the period ended December 31, 2017, revenue related to these contracts were limited by billings in a period. Under the new standard applicable for the period beginning January 1, 2018, the total contract value is recognized ratably over the defined term or by using a transactional standalone selling price resulting in the creation of a contract asset or contract liability as transactions are delivered. Additionally, the changes to the cost capitalization practices did not materially impact our Consolidated Financial Statements. See Note 2 for further details.

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

Leases. In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This standard requires lessees to record most leases on their balance sheets and expenses on their income statements in a manner similar to current lease accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. The guidance becomes effective for fiscal years and interim reporting periods beginning after December 15, 2018. We are evaluating the potential effects of the adoption of this standard on our Consolidated Financial Statements.

2. REVENUE

On January 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach. Comparative financial statements of prior periods have not been adjusted to apply the new method retrospectively. The new method of accounting was applied only to contracts that were not completed at the date of application as well as to the contracts entered into on or after January 1, 2018. Additionally, we reflected the aggregate effect of all modifications to these contracts when identifying the satisfied and unsatisfied performance obligations, as well as determining the transaction price and allocating the transaction price.

The effect of the adoption on key financial statement line items for the quarter ended March 31, 2018 is as follows:

	Three Months Ended March 31, 2018		Change
Income Statement	Prior to ASU 2014-09 adoption	As reported under ASU 2014-09	$	%
	(In millions, except per share data)
Operating revenue	$865.1	$865.7	$0.6	—%
Consolidated income from operations before income taxes	$122.6	$123.2	$0.6	—%
Consolidated net income	$93.4	$93.8	$0.4	—%
Net income attributable to Equifax	$90.5	$90.9	$0.4	—%
Basic earnings per common share:
Net income attributable to Equifax	$0.76	$0.76	$—	—%
Diluted earnings per common share:
Net income attributable to Equifax	$0.75	$0.75	$—	—%

	March 31, 2018		Change
Balance Sheet	Prior to ASU 2014-09 adoption	As reported under ASU 2014-09	$	%
	(In millions)
Other current assets	$82.7	$83.0	$0.3	—%
Other assets, net	$146.6	$152.3	$5.7	4%
Total assets	$7,190.1	$7,196.1	$6.0	—%
Deferred income tax liabilities, net	$304.0	$304.9	$0.9	—%
Total liabilities	$3,858.3	$3,859.2	$0.9	—%
Retained earnings	$4,648.0	$4,653.1	$5.1	—%
Total equity	$3,331.8	$3,336.9	$5.1	—%
Total liabilities and equity	$7,190.1	$7,196.1	$6.0	—%

Revenue Recognition. Based on the information management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2018	2017	$	%
	(In millions)
Online Information Solutions	$219.7	$225.2	$(5.5)	(2)%
Mortgage Solutions	41.7	38.6	$3.1	8%
Financial Marketing Services	45.5	46.3	$(0.8)	(2)%
Total U.S. Information Solutions	306.9	310.1	$(3.2)	(1)%
Asia Pacific	82.4	72.0	$10.4	14%
Europe	70.6	61.7	$8.9	15%
Latin America	56.0	51.0	$5.0	10%
Canada	35.5	31.5	$4.0	13%
Total International	244.5	216.2	$28.3	13%
Verification Services	128.4	115.1	$13.3	12%
Employer Services	82.7	84.9	$(2.2)	(3)%
Total Workforce Solutions	211.1	200.0	$11.1	6%
Global Consumer Solutions	103.2	105.9	$(2.7)	(3)%
Total operating revenue	$865.7	$832.2	33.5	4%

Revenue is recognized when a performance obligation has been satisfied by transferring a promised good or service to a customer and the customer obtains control of the good or service. In order to recognize revenue, we note that the two parties must have an agreement that creates enforceable rights, the performance obligations must be distinct and the transaction price can be determined. Our revenue is derived from the provision of information services to our customers on a transactional basis, in which distinct services are delivered over time as the customer simultaneously receives and consumes the benefits of the services delivered. To measure our performance over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenue on transactional contracts with defined price but an undefined quantity is recognized utilizing the right to invoice expedient resulting in revenue being recognized when the service is provided and billed. Additionally, multi-year contracts with defined price but an undefined quantity that utilize tier pricing would be defined as a series of distinct performance obligations satisfied over time utilizing the same method of measurement, the output method, with no rights of return once consumed. This measurement method is applied on a monthly basis resulting in revenue being recognized when the service is provided and billed.

Additionally, we recognize revenue from subscription-based contracts under which a customer pays a preset fee for a predetermined or unlimited number of transactions or services provided during the subscription period, generally one year. Revenue from subscription-based contracts having a preset number of transactions is recognized as the services are provided, using an effective transaction rate as the actual transactions are delivered. Any remaining revenue related to unfulfilled units is not recognized until the end of the related contract’s subscription period. Revenue from subscription-based contracts having an unlimited volume is recognized ratably during the contract term. Multi-year subscription contracts are analyzed to determine the full contract transaction price over the term of the contract and the subsequent price is ratably recognized over the full term of the contract.

Revenue is recorded net of sales taxes.

If at the outset of an arrangement, we determine that collectability is not reasonably assured, revenue is deferred until the earlier of when collectability becomes probable or the receipt of payment from the customer. If there is uncertainty as to the customer’s acceptance of the performance obligation, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period.

We sell certain offerings that contain multiple performance obligations. These obligations may include consumer or commercial information, file updates for certain solutions, services provided by our decisioning technologies personnel, training services, statistical models and other services. In order to account for each of these obligations separately, the delivered promises within our contracts must meet the criterion to be considered distinct performance obligations to our customer. If we determine that the arrangement does not contain separate distinct obligations, the performance obligations are bundled together until a distinct obligation is achieved. This may lead to the arrangement consideration being recognized as the final contract obligation is delivered to our customer or ratably over the term of the contract.

Some of our arrangements with multiple performance obligations involve the delivery of services generated by a combination of services provided by one or more of our operating segments. No individual information service impacts the value or usage of other information services included in an arrangement and each service can be sold alone or, in most cases, purchased from another vendor without affecting the quality of use or value to the customer of the other information services included in the arrangement. Some of our products require the installation of interfaces or platforms by our technology personnel that allow our customers to interact with our proprietary information databases. These installation services do not meet the requirement for being distinct, thus any related installation fees are deferred when billed and are recognized over the expected period that the customer will benefit from the related services. Revenue from the delivery of one-time files and models is recognized as the service is provided and accepted, assuming all other revenue recognition criteria are met. The direct costs of installation of a customer are capitalized and amortized over the useful life of the identifiable asset.

We record revenue on a net basis for those sales in which we have in substance acted as an agent or broker in the transaction and therefore do not have control.

In certain instances within our debt collections and recovery management services in our International operating segment and within our Workforce Solutions operating segment, variable consideration is constrained due to the fact that the revenue is contingent on a particular outcome. Within our debt collections and recovery management businesses, revenue is calculated as a percentage of debt collected on behalf of the customer and, as such, is primarily recognized when the debt is collected assuming all other revenue recognition criteria are met. Within our Workforce Solutions operating segment, the fees for certain of our tax credits and incentives revenue are based on a percentage of the credit delivered to our clients. Revenue for these arrangements is recognized based on the achievement of milestones, upon calculation of the credit, approval from a regulatory agency or when the credit is utilized by our client, depending on the provisions of the client contract.

Judgments and Uncertainties – Each performance obligation within a contract must be considered separately to ensure that appropriate accounting is performed for these distinct goods or services. These considerations include assessing the price at which the element is sold compared to its standalone selling price; concluding when the element will be delivered; evaluating collectability; and determining whether any contingencies exist in the related customer contract that impact the prices paid to us for the services.

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of March 31, 2018, the contract asset balance was $6.0 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. As of March 31, 2018 there was no contract liability balance.

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than 1 year. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of March 31, 2018:

Performance Obligation	Balance
(In millions)
Less than 1 year	$53.3
1 to 3 years	70.7
3 to 5 years	34.9
Thereafter	64.4
Total remaining performance obligation	$223.3

Capitalized Costs – We capitalize certain costs related to obtaining and fulfilling a contract with a customer that we expect to recover, specifically sales commissions. These costs are amortized over the life of the contract. If the amortization period of the assets associated with the cost is less than one year, we have elected to expense the costs as incurred. As of the adoption date and March 31, 2018, there were no costs that had been capitalized.

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

Changes in the amount of goodwill for the three months ended March 31, 2018, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2017	$1,071.3	$1,969.4	$952.1	$191.2	$4,184.0
Acquisitions	—	—	8.3	—	8.3
Adjustments to initial purchase price allocation	—	—	—	(1.0)	(1.0)
Foreign currency translation	—	25.5	—	4.6	30.1
Balance, March 31, 2018	$1,071.3	$1,994.9	$960.4	$194.8	$4,221.4

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2017. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the three months ended March 31, 2018.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S., Canada and Australia. We expense the cost of modifying and updating credit files in the period such costs are incurred. Our reacquired rights represent the value of rights which we had granted to Computer Sciences Corporation that were reacquired in connection with the acquisition of certain assets of CSC Credit Services (“CSC Credit Services Acquisition”) in the fourth quarter of 2012. These reacquired rights are being amortized over the remaining term of the affiliation agreement on a straight-line basis until August 1, 2018. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

Purchased intangible assets at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$953.5	$(272.5)	$681.0	$955.7	$(262.2)	$693.5
Acquired software and technology	144.0	(75.1)	68.9	142.3	(66.6)	75.7
Customer relationships	776.2	(336.0)	440.2	772.4	(326.7)	445.7
Reacquired rights	73.3	(68.9)	4.4	73.3	(65.6)	7.7
Proprietary database	23.2	(9.2)	14.0	22.1	(8.7)	13.4
Non-compete agreements	4.4	(3.0)	1.4	14.1	(12.7)	1.4
Trade names and other intangible assets	21.0	(11.7)	9.3	20.2	(10.6)	9.6
Total definite-lived intangible assets	$1,995.6	$(776.4)	$1,219.2	$2,000.1	$(753.1)	$1,247.0

Amortization expense related to purchased intangible assets was $42.2 million and $45.0 million during the three months ended March 31, 2018 and 2017, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at March 31, 2018 is as follows:

Years ending December 31,	Amount
(In millions)
2018	$112.6
2019	133.9
2020	126.4
2021	108.6
2022	102.7
Thereafter	635.0
$1,219.2

4. DEBT

Debt outstanding at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
	(In millions)
Commercial paper	$485.7	$562.6
Revolver	100.0	100.0
Term Loan, due Nov 2018	400.0	400.0
Notes, 2.30%, due June 2021	500.0	500.0
Notes, 3.30%, due Dec 2022	500.0	500.0
Notes, 3.25%, due June 2026	275.0	275.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	2.8	2.7
Total debt	2,638.5	2,715.3
Less short-term debt and current maturities	(888.5)	(965.3)
Less unamortized discounts and debt issuance costs	(10.4)	(11.0)
Total long-term debt, net	$1,739.6	$1,739.0

Senior Credit Facilities.  We are party to a $900.0 million five-year unsecured revolving credit facility (the "Revolver") and an $800.0 million three-year delayed draw term loan facility (the "Term Loan") (the Revolver and the Term Loan collectively, the "Senior Credit Facilities"), with a group of financial institutions. The Revolver also has an accordion feature that allows us to request an increase in the total commitment to $1.2 billion. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver and the Term Loan are scheduled to expire in November 2020 and November 2018, respectively. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date. Availability of the Revolver for borrowings is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. As of March 31, 2018, there were $15.5 million of letters of credit outstanding. As of March 31, 2018, there were $100.0 million outstanding borrowings under the Revolver and $298.8 million was available for borrowing.

Commercial Paper Program.  Our $900.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings bear interest at either a floating rate (based on LIBOR or other benchmarks), or a fixed rate, plus the applicable margin. Maturities of commercial paper can range from overnight to 397 days. Because the commercial paper ("CP") is backstopped by our Senior Credit Facilities, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding borrowings under our Revolver. At March 31, 2018, $485.7 million in commercial paper notes was outstanding.

Receivables Funding Facility. In 2017, Equifax entered into a $225.0 million, 2-year receivables funding facility (the "Receivables Facility"), which matures in 2019. Under the Receivables Facility, Equifax and certain of its U.S. subsidiaries sell the eligible third-party receivables of its U.S. based business, to Equifax Receivables Funding LLC, a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in these accounts receivable to investors. The investors have no recourse to the Company’s other assets except for customary repurchase, warranty and indemnity claims. Creditors of Equifax do not have recourse to the assets of Equifax Receivables Funding LLC. The Receivables Facility contains standard representations, warranties and covenants made by Equifax and its U.S. subsidiaries in connection with the sale of the receivables, and any repurchase, warranty or indemnity obligations of the U.S. subsidiaries in connection with the sale of the receivables (but no obligations of Equifax Receivables Funding LLC) are guaranteed by Equifax.

There were no borrowings under the Receivables Facility at March 31, 2018. The Receivables Facility was supported by $214.7 million of accounts receivable as collateral at March 31, 2018 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

For additional information about our debt agreements, see Note 5 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

5. COMMITMENTS AND CONTINGENCIES

Cybersecurity Incident. In fiscal 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of certain personally identifiable information of U.S., Canadian and U.K. consumers. Criminals exploited a U.S. website application vulnerability to gain unauthorized access to our network. Based on our forensic investigation, the unauthorized access occurred from mid-May through July 2017. The information accessed primarily includes names, Social Security numbers, birth dates, addresses and, in some instances, driver’s license numbers. In addition, credit card numbers for approximately 209,000 U.S. and Canadian consumers, and certain dispute documents with personal identifying information for approximately 182,000 U.S. consumers, were accessed. The investigation also determined that personal information of approximately 19,000 Canadian consumers was impacted and approximately 860,000 potentially affected U.K. consumers were contacted regarding access to personal information.

The Company acted promptly to notify the approximately 145.5 million U.S. consumers whose personally identifiable information the Company had identified in 2017 as potentially accessed. As a result of an ongoing analysis of data stolen in the 2017 cybersecurity incident, the Company announced in March 2018, that it had identified approximately 2.4 million U.S. consumers whose name and partial driver's license information were stolen, but who were not in the affected population of approximately 145.5 million consumers previously identified by the Company in 2017. The Company is in the process of notifying these additional consumers.

Below is a rollforward of accrued liabilities and insurance receivable associated with the cybersecurity incident, beginning with the event date:

	Accrued Liabilities	Insurance Receivable
	(In millions)
Balance at September 7, 2017	$—	$—
(Expenses incurred) insurance receivable recorded	(87.5)	—
Payments made (received)	—	—
Balance at September 30, 2017	$(87.5)	$—
(Expenses incurred) insurance receivable recorded	(76.5)	50.0
Payments made (received)	88.4	(15.0)
Balance at December 31, 2017	$(75.6)	$35.0
(Expenses incurred) insurance receivable recorded	(4.1)	10.0
Payments made (received)	52.2	(35.0)
Balance at March 31, 2018	$(27.5)	$10.0

Product Liability. As a result of the cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all U.S. consumers who signed up through January 31, 2018. We have recorded the expenses necessary to provide this service to those who signed up. Through December 31, 2017, we recorded $50.7 million of product costs. In 2018, we have recorded $4.1 million in selling, general and administrative expenses in the accompanying Consolidated Statements of Income for the three months ended March 31, 2018.
Expenses Incurred. Through December 31, 2017, the Company recorded $113.3 million of pretax expenses related to the cybersecurity incident. Expenses include costs to investigate and remediate the cybersecurity incident and legal and other professional services related thereto, all of which are expensed as incurred. We have included these costs in the above table as of December 31, 2017. Beginning in 2018, expenses included in the above table include only costs incurred as part of the delivery of the free product.
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

Insurance Coverage. We maintain $125 million of cybersecurity insurance coverage, above a $7.5 million deductible, to limit our exposure to losses such as those related to the cybersecurity incident. During the three months ended March 31, 2018, the Company has recorded a receivable of $10.0 million. Since the announcement of the cybersecurity incident in September 2017, we have recorded insurance recoveries of $60.0 million and received payments of $50.0 million for costs incurred to date.
Litigation, Claims and Government Investigations. As a result of the 2017 cybersecurity incident, we are subject to a significant number of proceedings and investigations. Following the 2017 cybersecurity incident, hundreds of class actions were filed by consumers against us in federal, state and Canadian courts relating to the 2017 cybersecurity incident. The plaintiffs in these cases, who purport to represent various classes of consumers and small businesses, generally claim to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief. In addition, certain class actions have been filed by financial institutions that allege their businesses have been placed at risk due to the 2017 cybersecurity incident and generally assert various common law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims. The financial institution class actions seek compensatory damages and other related relief. Furthermore, a lawsuit has been filed by the City of Chicago with respect to the 2017 cybersecurity incident alleging violations of state laws and local ordinances governing protection of personal data, consumer fraud and breach notice requirements and business practices. Beginning on December 6, 2017 and pursuant to multiple subsequent orders, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation and transfer for pre-trial proceedings with respect to the U.S. cases pending in federal court discussed above, including the City of Chicago action, to the Northern District of Georgia as the single U.S. District Court for centralized proceedings. Based on this order, consolidated proceedings with respect to U.S. consumer and financial institution federal class actions related to the 2017 cybersecurity incident have begun in the U.S. District Court for the Northern District of Georgia. Discovery has not yet begun and the cases are in a preliminary phase. In addition to these federal court proceedings, several putative class actions arising from the 2017 cybersecurity incident have been filed in the Fulton County Superior Court in Georgia. These cases have been transferred to a single judge in the Fulton County Business Court and three of the cases were consolidated into a single action. We have also appeared or notified the appropriate parties of representation in the Canadian class actions, but such actions are all at the preliminary stages. In addition, civil enforcement actions have been filed by the Attorneys General of Massachusetts and West Virginia, both of which are in the pre-trial stages, and a lawsuit has been filed by the City of San Francisco, which has been stayed by the court. We dispute the allegations in the complaints described above and intend to defend against such claims.
In addition, we continue to cooperate with federal, state, city and foreign governmental agencies and officials investigating or otherwise seeking information and/or documents, including through Civil Investigative Demands, regarding the 2017 cybersecurity incident and related matters, including 49 state Attorneys General offices, as well as the District of Columbia, the Federal Trade Commission, the Consumer Finance Protection Bureau, the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, the New York Department of Financial Services, the New York Department of State - Division of Consumer Protection, other U.S. state regulators, including state banking regulators, the Financial Industry Regulatory Authority, certain Congressional committees of both the U.S. Senate and House of Representatives, the United Kingdom’s Financial Conduct Authority (“FCA”), the Information Commissioner’s Office in the United Kingdom and the Office of the Privacy Commissioner of Canada. Although we are actively cooperating with these investigations and inquiries, an adverse outcome to any such investigations and inquiries could subject us to fines or other obligations, which may have an adverse effect on how we operate our business or our results of operations. In addition, we continue to cooperate with the SEC and the U.S. Attorney’s Office for the Northern District of Georgia regarding investigations into the trading activities by certain of our employees in relation to the 2017 cybersecurity incident.
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
Securities Class Action Litigation. A consolidated putative class action lawsuit alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls is pending against us and certain of our current and former officers and directors in the U.S. District Court for the Northern District of Georgia. The complaints seek certification of a class of all persons who purchased or otherwise acquired Equifax securities from February 25, 2016 through September 15, 2017 and unspecified monetary damages, costs and attorneys’ fees. We dispute the allegations in these complaints and intend to defend against the claims.
Shareholder Derivative Litigation. A consolidated putative shareholder derivative action naming certain of our current and former officers and directors as defendants and naming us as a nominal defendant is pending in the U.S. District Court for the Northern District of Georgia. Among other things, the complaints allege claims for breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling by certain defendants relating to the cybersecurity incident. Some of the complaints also allege claims for violations of certain federal securities laws relating to the cybersecurity incident. The complaints seek unspecified damages on behalf of the Company, plus certain equitable relief. We have appointed a committee of independent directors empowered to evaluate and respond in our best interests to the claims and related litigation demands.
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

Guarantees and General Indemnifications.  We may issue standby letters of credit and performance bonds in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at March 31, 2018, and all have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business is not material at March 31, 2018. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management variable interest entity under its commercial agreements.

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

We cannot reasonably estimate our potential future payments under the guarantees and indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees and indemnities on our Consolidated Balance Sheets at March 31, 2018 or December 31, 2017.

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

For additional information about these and other commitments and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2015 with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $22.2 million.

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

As permitted by Staff Accounting Bulletin No. 118, provisional amounts estimated based on information available as of December 31, 2017 have been made for the adjustments to deferred tax assets and liabilities, state taxes, equity compensation, the calculation of the transition tax, the valuation allowance related to the foreign tax credit carryover and the 2017 dividends. These amounts are subject to change as we obtain information necessary to complete the calculations and clarifications to the U.S. tax code as they occur. In all cases, we will continue to make and refine our calculations as additional analysis is completed. These changes could be material to income tax expense. During the three months ended March 31, 2018, no material adjustments were made to the provisional amounts recorded at December 31, 2017.

The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At March 31, 2018, because are we still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.

Effective Tax Rate.  Our effective income tax rate was 23.9% and 20.6% for the three months ended March 31, 2018 and March 31, 2017, respectively. Although the statutory U.S. income tax rate applicable to corporations decreased in 2018 compared to 2017 due to the Tax Act that was enacted in the fourth quarter of 2017, our effective income tax rate in the first quarter of 2017 was lower than the first quarter of 2018 because the prior year period was more favorably impacted by the tax benefit from equity awards and the settlement of an income tax examination.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component, after tax, for the three months ended March 31, 2018, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2017	$(103.3)	$(307.5)	$(1.2)	$(412.0)
Other comprehensive income before reclassifications	41.3	—	—	41.3
Amounts reclassified from accumulated other comprehensive income	—	3.9	—	3.9
Net current-period other comprehensive income	41.3	3.9	—	45.2
Balance, March 31, 2018	$(62.0)	$(303.6)	$(1.2)	$(366.8)

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2018, are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$(0.2)	(1)
Recognized actuarial loss	5.4	(1)
	5.2	Total before tax
	(1.3)	Tax benefit
	$3.9	Net of tax

(1)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 8 Benefit Plans for additional details).

Changes in accumulated other comprehensive income related to noncontrolling interests were not material as of March 31, 2018.

8. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 10 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

The following table provides the components of net periodic benefit cost. The service cost component is included in selling, general and administrative expenses and the other components of net benefit cost are included in other income, net in the Consolidated Statements of Income, for the three months ended March 31, 2018 and 2017:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2018	2017	2018	2017
	(In millions)
Service cost	$0.9	$1.0	$0.1	$0.1
Interest cost	6.7	7.1	0.2	0.2
Expected return on plan assets	(9.6)	(9.3)	(0.3)	(0.3)
Amortization of prior service cost	0.1	0.2	(0.3)	(0.3)
Recognized actuarial loss	5.0	3.8	0.4	0.4
Total net periodic benefit cost	$3.1	$2.8	$0.1	$0.1

9. SEGMENT INFORMATION

Reportable Segments.  We manage our business and report our financial results through the following four reportable segments, which are the same as our operating segments:

-    U.S. Information Solutions ("USIS")
-    International
-    Workforce Solutions
-    Global Consumer Solutions

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding unusual or infrequent items, if any. Inter-segment sales and transfers are not material for all periods presented. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. All transactions between segments are accounted for at fair market value or cost depending on the nature of the transaction, and no timing differences occur between segments.

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

Operating revenue and operating income by operating segment during the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
(In millions)	March 31,
Operating revenue:	2018	2017
U.S. Information Solutions	$306.9	$310.1
International	244.5	216.2
Workforce Solutions	211.1	200.0
Global Consumer Solutions	103.2	105.9
Total operating revenue	$865.7	$832.2

	Three Months Ended
(In millions)	March 31,
Operating income:	2018	2017
U.S. Information Solutions	$110.9	$129.7
International	36.7	29.8
Workforce Solutions	90.1	89.5
Global Consumer Solutions	30.1	30.8
General Corporate Expense	(123.6)	(61.2)
Total operating income	$144.2	$218.6

Total assets by operating segment at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
(In millions)	2018	2017
Total assets:
U.S. Information Solutions	$1,579.7	$1,587.3
International	3,174.8	3,145.7
Workforce Solutions	1,231.1	1,227.4
Global Consumer Solutions	251.6	254.0
General Corporate	958.9	1,019.0
Total assets	$7,196.1	$7,233.4

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

2017 Cybersecurity Incident

In fiscal 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of certain personally identifiable information of U.S., Canadian and U.K. consumers. Criminals exploited a U.S. website application vulnerability to gain unauthorized access to our network. Based on our forensic investigation, the unauthorized access occurred from mid-May through July 2017. The information accessed primarily includes names, Social Security numbers, birth dates, addresses and, in some instances, driver’s license numbers. In addition, credit card numbers for approximately 209,000 U.S. and Canadian consumers, and certain dispute documents with personal identifying information for approximately 182,000 U.S. consumers, were accessed. The investigation also determined that personal information of approximately 19,000 Canadian consumers was impacted and approximately 860,000 potentially affected U.K. consumers were contacted regarding access to personal information. No evidence was found that the Company's core consumer, employment and income, or commercial reporting databases were accessed.

The Company acted promptly to notify the approximately 145.5 million U.S. consumers whose personally identifiable information the Company had identified in 2017 as potentially accessed. As a result of an ongoing analysis of data stolen in the 2017 cybersecurity incident, the Company announced in March 2018, that it had identified approximately 2.4 million U.S. consumers whose name and partial driver's license information were stolen, but who were not in the affected population of approximately 145.5 million consumers previously identified by the Company in 2017. The Company is in the process of notifying these additional consumers.

Product Liability. As a result of the cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all U.S. consumers who signed up through January 31, 2018. We have recorded the expenses necessary to provide this service to those who signed up. Through December 31, 2017, we recorded $50.7 million of product costs. In 2018, we have recorded $4.1 million in selling, general and administrative expenses in the accompanying Consolidated Statements of Income for the three months ended March 31, 2018.
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
Insurance Coverage. We maintain $125 million of cybersecurity insurance coverage, above a $7.5 million deductible, to limit our exposure to losses such as those related to the cybersecurity incident. During the three months ended March 31, 2018, the Company has recorded a receivable of $10.0 million. Since the announcement of the cybersecurity incident in September 2017, we have recorded insurance recoveries of $60.0 million and received payments of $50.0 million for costs incurred to date.

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

The International segment consists of Asia Pacific, Europe, Latin America and Canada. Canada’s services are similar to our USIS offerings, while Asia Pacific, Europe and Latin America are made up of varying mixes of service lines that are generally in our USIS reportable segment. We also provide information and technology services to support lenders and other creditors in the collections and recovery management process.

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

As part of our response to the cybersecurity incident announced in September 2017, we began offering in the U.S. our TrustedID® Premier service, an identity theft protection and credit file monitoring product, for free to all consumers who signed up through January 31, 2018. Additionally, in January 2018, the Company introduced in the U.S., Lock & AlertTM, a new service that allows customers to quickly lock and unlock their Equifax credit report for free, for life. Equifax also will provide the ability for U.S. consumers to freeze and unfreeze their Equifax credit file for free through June 30, 2018. We provide U.S. consumers with a free annual credit report in accordance with the FACT Act. For consumers impacted by the cybersecurity incident in Canada and the U.K., we are providing free credit reports and scores, credit monitoring and identity theft protection for 12 months for those consumers who signed up by January 31, 2018.

Geographic Information.  We currently have significant operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, we have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore, and Dubai, and have an investment in a consumer and commercial credit information company in Brazil. Approximately 70% and 73% of our revenue was generated in the U.S. during the three months ended March 31, 2018 and 2017, respectively.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2018 and 2017 were as follows:

	Key Performance Indicators
	Three Months Ended March 31,
	2018	2017
	(In millions, except per share data)
Operating revenue	$865.7	$832.2
Operating revenue change	4%	14%
Operating income	$144.2	$218.6
Operating margin	16.7%	26.3%
Net income attributable to Equifax	$90.9	$153.3
Diluted earnings per share	$0.75	$1.26
Cash provided by operating activities	$119.6	$103.7
Capital expenditures*	$(56.8)	$(39.5)

*Amounts above exclude changes in accruals for capital expenditures.

Operational and Financial Highlights

•
We did not repurchase shares of our common stock during the first three months of 2018. At March 31, 2018, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

•	We paid out $46.9 million or $0.39 per share in dividends to our shareholders during the first three months of 2018.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, small commercial credit and marketing activity. Demand is also enhanced by our initiatives to expand our products, capabilities and markets served. In the United States, we expect 2018 economic activity, as measured by GDP, to be about flat with levels seen in the second half of 2017. We expect modest growth in consumer credit, excluding mortgage, over the course of 2018. U.S. mortgage market originations are expected to be down for the full year 2018 versus 2017. We anticipate 2018 economic activity, as measured by GDP, in Canada to be slightly below and in Australia to be up slightly as compared to the levels seen in the second half of 2017. In the European markets we serve, the U.K. and Spain, we are expecting 2018 economic activity, as measured by GDP, to be at or slightly below the levels in calendar year 2017. In Argentina and Chile, our two largest markets in our Latin American Region, we are expecting 2018 economic activity, again as measured by GDP, to increase from the levels in calendar year 2017.

The cybersecurity incident announced in the third quarter of 2017 is expected to negatively impact revenue, principally in our U.S. businesses, and to a lesser extent in Canada and the U.K., in 2018. We will also incur, in 2018, legal, consulting and other costs related to the analysis and response to the cybersecurity incident. In 2018, we will incur costs and capital expenditures for providing the free TrustedID® credit file monitoring and identity theft protection, and free Lock & AlertTM, to U.S. consumers, as well as services to U.K. and Canadian consumers. Additionally, in 2018 and beyond, we will incur increased information technology and security costs and capital expenditures related to actions to improve information technology security and network resilience globally. In 2018 and beyond, we will have increases in the ongoing run-rate of IT and security spending. We also expect to incur increased expenses for insurance, finance, compliance activities, and to meet increased legal and regulatory requirements. We also expect to incur increased costs to provide free services to consumers, including increased customer support costs. The ultimate amount of these increases is yet to be determined but we expect them to be significant.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2018	2017	$	%
	(In millions)
U.S. Information Solutions	$306.9	$310.1	$(3.2)	(1)%
International	244.5	216.2	28.3	13%
Workforce Solutions	211.1	200.0	11.1	6%
Global Consumer Solutions	103.2	105.9	(2.7)	(3)%
Consolidated operating revenue	$865.7	$832.2	$33.5	4%

Revenue increased by $33.5 million, or 4%, in the first three months of 2018, compared to the same period in 2017. The growth in the first quarter of 2018 was driven by our International and Workforce Solutions segments. International had growth across all regions. Workforce Solutions saw strong growth driven by Verification Services. Total revenue for the first quarter of 2018 was positively impacted by foreign exchange rates, which increased revenue, on a constant currency basis, by $11.0 million when compared to the first quarter of 2017.

Operating Expenses

	Three Months Ended March 31,		Change
Consolidated Operating Expenses	2018	2017	$	%
	(In millions)
Consolidated cost of services	$342.8	$300.8	$42.0	14%
Consolidated selling, general and administrative expenses	300.5	241.5	59.0	24%
Consolidated depreciation and amortization expense	78.2	71.3	6.9	10%
Consolidated operating expenses	$721.5	$613.6	$107.9	18%

Cost of services increased $42.0 million in the first quarter of 2018 as compared to the same period in 2017. The increase for the first quarter was due to increases in people costs, costs related to the cybersecurity incident and incremental IT and data security costs, and royalties. The impact of changes in foreign exchange rates increased cost of services by $6.5 million in the first quarter of 2018.

Selling, general and administrative expense increased $59.0 million in the first quarter of 2018, as compared to the same period in 2017. The increase was due to costs related to the cybersecurity incident and incremental IT and data security costs as well as insurance costs, partially offset by lower advertising costs and 2017 Veda integration costs which did not recur in 2018. The impact of changes in foreign currency exchange rates increased our selling, general and administrative expenses by $3.2 million in the first quarter of 2018.

Depreciation and amortization expense for the first quarter of 2018 increased by $6.9 million, compared to the same period in 2017. The increase is due to amortization of capitalized internal-use software and system costs and depreciation of production equipment, partially offset by the decrease in amortization of purchased intangibles related to the Veda acquisition.

Operating Income and Operating Margin

	Three Months Ended March 31,		Change
Consolidated Operating Income	2018	2017	$	%
	(In millions)
Consolidated operating revenue	$865.7	$832.2	$33.5	4%
Consolidated operating expenses	721.5	613.6	107.9	18%
Consolidated operating income	$144.2	$218.6	$(74.4)	(34)%
Consolidated operating margin	16.7%	26.3%		(9.6)	% pts

Total company operating margin decreased in the first quarter of 2018, compared to the same period in 2017, primarily due to the costs related to the cybersecurity incident and people costs, partially offset by a decrease in Veda integration costs from 2017 which did not recur in 2018.

Interest Expense and Other Income (Expense), net

	Three Months Ended March 31,		Change
Consolidated Interest Expense and Other Income (Expense), net
	2018	2017	$	%
	(In millions)
Consolidated interest expense	$(23.9)	$(24.2)	$0.3	(1)%
Consolidated other income (expense), net	2.9	1.3	1.6	nm
Average cost of debt	3.5%	3.6%
Total consolidated debt, net, at quarter end	$2,628.1	$2,669.2	$(41.1)	(2)%

Interest expense decreased for the first quarter of 2018 when compared to the same period in 2017. The decrease for the first three months of 2018 is due to an overall decrease in our consolidated average debt outstanding as of March 31, 2018 resulting from the repayment of $272.5 million of the principal amount of our 6.3% senior notes in July 2017 and partially offset by an increase in commercial paper outstanding and outstanding borrowings on our Revolver.

Other income (expense), net, for the first quarter of 2018, increased as compared to the prior year period, due primarily to higher earnings on certain equity method investments.

Income Taxes

	Three Months Ended March 31,		Change
Consolidated Provision for Income Taxes	2018	2017	$	%
	(In millions)
Consolidated provision for income taxes	$(29.4)	$(40.3)	$10.9	(27)%
Effective income tax rate	23.9%	20.6%

Our effective income tax rate was 23.9% for the first quarter of 2018, up from 20.6% for the first quarter of 2017. Although the statutory U.S. income tax rate applicable to corporations decreased in 2018 compared to 2017 due to the Tax Act that was enacted in the fourth quarter of 2017, our effective income tax rate in the first quarter of 2017 was lower than the first quarter of 2018 because the prior year period was more favorably impacted by the tax benefit from equity awards and the settlement of an income tax examination.

Net Income

	Three Months Ended March 31,		Change
Consolidated Net Income	2018	2017	$	%
	(In millions, except per share amounts)
Consolidated operating income	$144.2	$218.6	$(74.4)	(34)%
Consolidated other expense, net	(21.0)	(22.9)	1.9	(8)%
Consolidated provision for income taxes	(29.4)	(40.3)	10.9	(27)%
Consolidated net income	93.8	155.4	(61.6)	(40)%
Net income attributable to noncontrolling interests	(2.9)	(2.1)	(0.8)	38%
Net income attributable to Equifax	$90.9	$153.3	$(62.4)	(41)%
Diluted earnings per common share:
Net income attributable to Equifax	$0.75	$1.26	$(0.51)	(40)%
Weighted-average shares used in computing diluted earnings per share	121.3	121.9

Consolidated net income decreased by $61.6 million, or 40%, in the first quarter of 2018, primarily due to the costs related to the cybersecurity incident, increased people and royalty costs, partially offset by increased operating income in our International segment, including 2017 Veda integration costs which did not recur in 2018, and decreased income tax expense.

Segment Financial Results

USIS

	Three Months Ended March 31,		Change
U.S. Information Solutions	2018	2017	$	%
	(In millions)
Operating revenue:
Online Information Solutions	$219.7	$225.2	$(5.5)	(2)%
Mortgage Solutions	41.7	38.6	3.1	8%
Financial Marketing Services	45.5	46.3	(0.8)	(2)%
Total operating revenue	$306.9	$310.1	$(3.2)	(1)%
% of consolidated revenue	36%	37%
Total operating income	$110.9	$129.7	$(18.8)	(14)%
Operating margin	36.1%	41.8%		(5.7)	%pts

USIS revenue decreased 1% in the first quarter of 2018 compared to the prior year period due to declines in our core credit decisioning services, partially offset by growth in core mortgage.

Online Information Solutions

Revenue for the first quarter of 2018 decreased 2% when compared to the prior year period. The decrease in the first quarter of 2018 was primarily driven by declines in our commercial risk products and our identity and fraud products. Declines in our core credit decisioning revenue were partially offset by growth in revenue from mortgage resellers.

Mortgage Solutions

Revenue increased by 8% for the first quarter of 2018 when compared to the prior year period. Although the mortgage market has declined as compared to the same period in 2017, revenue has increased primarily due to a new product offering, partially offset by declines in mortgage volume, and other mortgage product offerings.

Financial Marketing Services

Revenue decreased 2% for the first quarter of 2018 as compared to the prior year period. The decrease for the first quarter of 2018 was due to a decrease in project related revenue.

USIS Operating Margin

USIS operating margin decreased from 41.8% in the first quarter of 2017 to 36.1% in the first quarter of 2018 due to the decrease in revenue and product mix, as well as an increase in royalties, people, and incremental IT and data security costs.

International

	Three Months Ended March 31,		Change
International	2018	2017	$	%
	(In millions)
Operating revenue:
Asia Pacific	$82.4	$72.0	$10.4	14%
Europe	70.6	61.7	8.9	15%
Latin America	56.0	51.0	5.0	10%
Canada	35.5	31.5	4.0	13%
Total operating revenue	$244.5	$216.2	$28.3	13%
% of consolidated revenue	28%	26%
Total operating income	$36.7	$29.8	$6.9	23%
Operating margin	15.0%	13.8%		1.2	%pts
nm - not meaningful.

International revenue increased 13% in the first quarter of 2018, as compared to the prior year period. Local currency revenue growth for the first quarter of 2018 was 9%, driven by growth across all regions. Local currency fluctuations against the U.S. dollar positively impacted revenue by $9.8 million in the first quarter of 2018.

Asia Pacific

On a local currency basis, revenue increased 11% for the first quarter of 2018, as compared to the prior year period. The increase for the first quarter is driven by growth in Australia including revenue from a 2017 acquisition. Local currency fluctuations positively impacted revenue by $2.8 million, or 4% for the first quarter of 2018. Reported revenue increased 14% in the first quarter of 2018.

Europe

On a local currency basis, revenue increased 1% in the first quarter of 2018, as compared to the prior year period, primarily due to growth in U.K. and Spain credit operations revenue, partially offset by a decline in debt management services in the U.K. Local currency fluctuations against the U.S. dollar positively impacted revenue by $8.1 million, or 13% for the first quarter of 2018. Reported revenue increased 15% in the first quarter of 2018.

Latin America

On a local currency basis, revenue increased 15% in the first quarter of 2018, as compared to the prior year period, driven by core revenue growth primarily in Argentina and Chile. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.7 million, or 5% in the first quarter of 2018. Reported revenue increased by 10% in the first quarter 2018.

Canada

On a local currency basis, revenue increased 8% in the first quarter of 2018, as compared to the prior year period due to broad based revenue growth. Local currency fluctuations against the U.S. dollar positively impacted revenue by $1.6 million, or 5%, in the first quarter of 2018. Reported revenue increased by 13% in the first quarter of 2018.

International Operating Margin

Operating margin increased from 13.8% in the first quarter of 2017 to 15.0% in the first quarter of 2018 due to a decrease in integration costs related to the Veda acquisition, partially offset by increases in people, technology, and production costs.

Workforce Solutions

	Three Months Ended March 31,		Change
Workforce Solutions	2018	2017	$	%
	(In millions)
Operating revenue:
Verification Services	$128.4	$115.1	$13.3	12%
Employer Services	82.7	84.9	(2.2)	(3)%
Total operating revenue	$211.1	$200.0	$11.1	6%
% of consolidated revenue	24%	24%
Total operating income	$90.1	$89.5	$0.6	1%
Operating margin	42.7%	44.7%		(2.0)	% pts

Workforce Solutions revenue increased by 6% in the first quarter of 2018, as compared to the prior year period. The increase for the first quarter was due to strong growth in verification services in the government, financial, mortgage, and talent solutions verticals.

Verification Services

Revenue increased 12% in the first quarter of 2018, as compared to the prior year period due to strong growth in government, financial, mortgage, and pre-employment screening verticals, and continued addition of new records to The Work Number database.

Employer Services

Revenue decreased 3% in the first quarter of 2018 as compared to the prior year period due to decreased revenue in unemployment claims and other employer tax services.

Workforce Solutions Operating Margin

Operating margin decreased from 44.7% for the first quarter of 2017 to 42.7% for the first quarter of 2018. The reduced margin was due to increased costs in people, and incremental IT and data security, partially offset by changes in product mix.

Global Consumer Solutions

	Three Months Ended March 31,		Change
Global Consumer Solutions	2018	2017	$	%
	(In millions)
Total operating revenue	$103.2	$105.9	$(2.7)	(3)%
% of consolidated revenue	12%	13%
Total operating income	$30.1	$30.8	$(0.7)	(2)%
Operating margin	29.2%	29.1%		0.1	%pts

Revenue decreased 4% in local currency and 3% on an as reported basis for the first quarter of 2018, as compared to the prior year period due to a decrease in our consumer direct revenue in the U.S. as we ceased advertising our consumer business in the U.S. in September 2017 following the cybersecurity incident. This decrease was partially offset by an increase in our partner revenue, which includes revenue from the ID Watchdog acquisition. We do not intend to advertise our U.S. paid products for the remainder of the first half of 2018 and expect a decrease in revenue for the corresponding period. Local currency fluctuations positively impacted the U.S. dollar by $1.1 million or 1% on revenue for the first quarter of 2018. Operating margin remained flat in the first quarter of 2018 as lower marketing costs were offset by higher technology costs and changes in product mix.

General Corporate Expense

	Three Months Ended March 31,		Change
General Corporate Expense	2018	2017	$	%
	(In millions)
General corporate expense	$123.6	$61.2	$62.4	102%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense increased $62.4 million in the first quarter of 2018, as compared to the prior year period primarily due to costs related to the cybersecurity incident.

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

Sources and Uses of Cash

Funds generated by operating activities and our commercial paper program, credit facilities and Receivables Facility are our most significant sources of liquidity. We expect that funds generated by operating activities will be sufficient to finance our anticipated working capital and other cash requirements (such as ongoing capital expenditures associated with near-term actions to enhance IT systems and data security, legal fees and other professional services costs associated with the cybersecurity incident, interest payments, debt payments, potential pension funding contributions, and dividend payments) for the foreseeable future. However, currently it is not possible to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of the proceedings and investigations resulting from the 2017 cybersecurity incident. Such potential payments, if great enough, could have an adverse effect on our liquidity. In this case, funds generated from operating activities and our credit facilities may not be sufficient to pay such damages, costs, penalties, and fines. See Part I, Item 1A. Risk Factors "The government investigations and litigation resulting from the 2017 cybersecurity incident will continue to adversely impact our business and results of operations" in our 2017 Form 10-K and Part II, Item 1. Legal Proceedings. At March 31, 2018, $298.8 million and $214.7 million was available to borrow under our Revolver and Receivables Facility, respectively, and we had cash and cash equivalents of $249.3 million included in our Consolidated Balance Sheets. In the event that additional financing is needed, we would finance using the public and private corporate bond markets and/or syndicated loan markets.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2018	2017	2018 vs. 2017
	(In millions)
Operating activities	$119.6	$103.7	$15.9
Investing activities	$(70.1)	$(49.0)	$(21.1)
Financing activities	$(138.3)	$(63.3)	$(75.0)

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2018 increased by $15.9 million over the prior year, due to improvement in our working capital position, partially offset by the decrease in net income.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of March 31, 2018, we held $137.9 million of cash in our foreign subsidiaries.

Investing Activities

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash used in:	2018	2017	2018 vs. 2017
	(In millions)
Capital expenditures*	$(56.2)	$(50.3)	$(5.9)
*Amounts above are total cash outflows for capital expenditures.

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, the licensing of standard software applications, investing in system reliability, security and disaster recovery enhancements, and updating or expanding our office facilities. Capital expenditures in the first three months of 2018 increased by $5.9 million from the same period in 2017 as we are continuing to invest in enhanced IT systems and data security and technology infrastructure.

Acquisitions, Divestitures and Investments

	Three Months Ended March 31,		Change
Net cash used in:	2018	2017	2018 vs. 2017
	(In millions)
Acquisitions, net of cash acquired	$(13.9)	$(7.3)	$(6.6)
Cash received from sale of asset	$—	$8.6	$(8.6)

During the first quarter of 2018, we did not have material acquisition, divestiture, or investment activity.

Financing Activities

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2018	2017	2018 vs. 2017
	(In millions)
Net short-term borrowings (repayments)	$(76.8)	$46.4	$(123.2)
Payments on long-term debt	$—	$(50.0)	$50.0

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

At March 31, 2018, the Company had $485.7 million of CP, $15.5 million of letters of credit outstanding and $100.0 million borrowings outstanding under the Revolver. At March 31, 2018, a total of $298.8 million was available under our Revolver.

At March 31, 2018, 63% of our debt was fixed-rate debt and 37% was effectively variable debt. Our variable-rate debt consists of our commercial paper, the Revolver, and Term Loan, which bear short-term interest rates based on the CP market for investment grade issuers. The interest rates reset periodically, depending on the terms of the respective financing agreements. At March 31, 2018, the interest rates on our variable-rate debt ranged from 2.35% to 3.00%.

Borrowing and Repayment Activity

Net short-term borrowings (repayments) primarily represent borrowings or repayments of outstanding amounts under our CP program. We primarily borrow under our CP program, as needed and availability allows.

The decrease in net short-term borrowings (repayments) primarily reflects the net activity of CP notes in the first three months of 2018.

Payments on long-term debt reflect $50.0 million payments made in the first three months of 2017 on our Term Loan.

There were no borrowings under the Receivables Facility at March 31, 2018. The Receivables Facility was supported by $214.7 million of accounts receivable as collateral at March 31, 2018 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and Senior Credit Facilities, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on mortgages, liens, and sale/leaseback transactions. In addition, the Senior Credit Facilities require us to maintain a maximum leverage ratio of not more than 3.5 to 1.0. As of March 31, 2018, we were in compliance with all of our debt covenants.

The Company does not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 2.3% senior notes due 2021, 3.3% senior notes due 2022, 3.25% senior notes due 2026 and 7.0% senior notes due 2037 (together, the “Senior Notes”) contain change in control provisions. If the Company experiences a change in control or publicly announces the Company's intention to effect a change in control and the rating on the Senior Notes is lowered by each of Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change in control or notice thereof, we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. As of March 31, 2018, our S&P credit rating was BBB+ with a negative outlook and our Moody's credit rating was Baa1 with a stable outlook. These ratings are subject to change as events and circumstances change.

 For additional information about our debt, including the terms of our financing arrangements, basis for floating interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2018	2017	2018 vs. 2017
	(In millions)
Dividends paid to Equifax shareholders	$(46.9)	$(46.9)	$—
Dividends paid to noncontrolling interests	$(2.4)	$(1.9)	$(0.5)
Proceeds from exercise of stock options	$2.2	$9.4	$(7.2)

Sources and uses of cash related to equity during the three months ended March 31, 2018 and 2017 were as follows:

-	During the first three months of 2018, we did not repurchase any shares of our stock.

-
We maintained our quarterly dividend of $0.39 per share as announced in the first quarter of 2018. We paid cash dividends to Equifax shareholders of $46.9 million, or $0.39 per share, during the three months ended March 31, 2018 and 2017.

-	We received cash of $2.2 million and $9.4 million during the first three months of 2018 and 2017, respectively, from the exercise of stock options.

At March 31, 2018, the Company had $590.1 million remaining for stock repurchases under the existing Board authorization.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations have not changed materially from those reported in our 2017 Form 10-K. For additional information about certain obligations and contingencies, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2017 Form 10-K.

Benefit Plans

At December 31, 2017, our U.S. Retirement Income Plan, or USRIP, met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our committed Senior Credit Facilities.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

For additional information about our benefit plans, see Note 10 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

Seasonality

We experience seasonality in certain of our revenue streams. Revenue generated by the online consumer information services component of our USIS operating segment are typically the lowest during the first quarter, when consumer lending activity is at a seasonal low. Revenue generated from the Employer Services business unit within the Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of Form W-2, 1094, and 1095 preparation services which occur in the first quarter each year. Revenue generated from our financial wealth asset products and data management services in our Financial Marketing Services business are generally higher in the fourth quarter each year due to the significant portion of our annual renewals and deliveries which occur in the fourth quarter of each year.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A, and Note 1 of the Notes to Consolidated Financial Statements, in our 2017 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2017 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2018.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cybersecurity Incident Litigation, Claims and Government Investigations. Following the 2017 cybersecurity incident, hundreds of class actions were filed by consumers against us in federal, state and Canadian courts relating to the 2017 cybersecurity incident. The plaintiffs in these cases, who purport to represent various classes of consumers and small businesses, generally claim to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief. In addition, certain class actions have been filed by financial institutions that allege their businesses have been placed at risk due to the 2017 cybersecurity incident and generally assert various common law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims. The financial institution class actions seek compensatory damages and other related relief. Furthermore, a lawsuit has been filed by the City of Chicago with respect to the 2017 cybersecurity incident alleging violations of state laws and local ordinances governing protection of personal data, consumer fraud and breach notice requirements and business practices. Beginning on December 6, 2017 and pursuant to multiple subsequent orders, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation and transfer for pre-trial proceedings with respect to the U.S. cases pending in federal court discussed above, including the City of Chicago action, to the Northern District of Georgia as the single U.S. District Court for centralized proceedings. Based on this order, consolidated proceedings with respect to U.S. consumer and financial institution federal class actions related to the 2017 cybersecurity incident have begun in the U.S. District Court for the Northern District of Georgia. Discovery has not yet begun and the cases are in a preliminary phase. In addition to these federal court proceedings, several putative class actions arising from the 2017 cybersecurity incident have been filed in the Fulton County Superior Court in Georgia. These cases have been transferred to a single judge in the Fulton County Business Court and three of the cases were consolidated into a single action. We have also appeared or notified the appropriate parties of representation in the Canadian class actions, but such actions are all at the preliminary stages. In addition, civil enforcement actions have been filed by the Attorneys General of Massachusetts and West Virginia, both of which are in the pre-trial stages, and a lawsuit has been filed by the City of San Francisco, which has been stayed by the court. We dispute the allegations in the complaints described above and intend to defend against such claims.

In addition, we continue to cooperate with federal, state, city and foreign governmental agencies and officials investigating or otherwise seeking information and/or documents, including through Civil Investigative Demands, regarding the 2017 cybersecurity incident and related matters, including 49 state Attorneys General offices, as well as the District of Columbia, the Federal Trade Commission, the Consumer Finance Protection Bureau, the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, the New York Department of Financial Services, the New York Department of State - Division of Consumer Protection, other U.S. state regulators, including state banking regulators, the Financial Industry Regulatory Authority, certain Congressional committees of both the U.S. Senate and House of Representatives, the United Kingdom’s Financial Conduct Authority (“FCA”), the Information Commissioner’s Office in the United Kingdom and the Office of the Privacy Commissioner of Canada. Although we are actively cooperating with these investigations and inquiries, an adverse outcome to any such investigations and inquiries could subject us to fines or other obligations, which may have an adverse effect on how we operate our business or our results of operations. In addition, we continue to cooperate with the SEC and the U.S. Attorney’s Office for the Northern District of Georgia regarding investigations into the trading activities by certain of our employees in relation to the 2017 cybersecurity incident.

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

Securities Class Action Litigation. A consolidated putative class action lawsuit alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls is pending against us and certain of our current and former officers and directors in the U.S. District Court for the Northern District of Georgia. The complaints seek certification of a class of all persons who purchased or otherwise acquired Equifax securities from February 25, 2016 through September 15, 2017 and unspecified monetary damages, costs and attorneys’ fees. We dispute the allegations in these complaints and intend to defend against the claims.

Shareholder Derivative Litigation. A consolidated putative shareholder derivative action naming certain of our current and former officers and directors as defendants and naming us as a nominal defendant is pending in the U.S. District Court for the Northern District of Georgia. Among other things, the complaints allege claims for breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling by certain defendants relating to the cybersecurity incident. Some of the complaints also allege claims for violations of certain federal securities laws relating to the cybersecurity incident. The complaints seek unspecified damages on behalf of the Company, plus certain equitable relief. We have appointed a committee of independent directors empowered to evaluate and respond in our best interests to the claims and related litigation demands.

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

ACCC Investigation. In March 2017, the Australian Competition and Consumer Commission (the “ACCC”) commenced an investigation to determine whether the Company has been or is engaged in unlawful acts or practices relating to advertising, marketing and sale of consumer reports, credit scores or credit monitoring products in violation of the Australian Consumer Law, which prohibits misleading or deceptive conduct and false representations. The ACCC issued a number of notices to produce documents and information. On March 16, 2018, the ACCC commenced proceedings against the Company. The ACCC may seek restitution, civil monetary penalties, injunctive and declaratory relief or other corrective action. We dispute the allegations made by the ACCC in these proceedings and intend to defend against the claims.

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award. Mailing of the supplemental notice was completed on February 15, 2011 and the deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order vacating the settlement and remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiffs and granted the motion of counsel for the settling plaintiffs to be appointed as interim lead class counsel. On March 28, 2016, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s lead counsel appointment. On January 9, 2017, the United States Supreme Court denied the objectors’ Petition for a Writ of Certiorari. The parties re-engaged in settlement discussions, including participation in mediations in August 2016 and November 2016, and reached an agreement to again settle the monetary claims. Settlement documents were filed with the District Court on April 14, 2017. On June 16, 2017, the Court granted preliminary approval of the proposed settlement, conditionally certified the settlement class, and appointed class counsel and administrator. A Final Fairness Hearing was held on December 11, 2017 and on April 6, 2018, the Court granted final approval. Any appeals are due by May 7, 2018.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2017 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2018:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
January 1 - January 31, 2018	907	$—	—	$590,092,166
February 1 - February 28, 2018	105,059	$—	—	$590,092,166
March 1 - March 31, 2018	779	$—	—	$590,092,166
Total	106,745			$590,092,166

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 907 shares for the month of January 2018, 105,059 shares for the month of February 2018, and 779 shares for the month of March 2018.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At March 31, 2018, the amount authorized for future share repurchases under the share repurchase program was $590.1 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Senior Credit Facilities restrict our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1	Agreement, dated March 27, 2018, between Equifax Inc. and Mark W. Begor
10.2*	Form of Restricted Stock Unit Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after March 2018).
10.3*	Form of Non-Qualified Stock Option Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after March 2018).
10.4*	Form of Performance Share Award Agreement (TSR) (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after March 2018).
12.1*	Computation of ratio of earnings to fixed charges
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date:	April 26, 2018	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	April 26, 2018		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	April 26, 2018		/s/ Nuala M. King
Nuala M. King
Senior Vice President and Corporate Controller
(Principal Accounting Officer)