Form 10-Q
period 2018-06-30
EQUIFAX INC
filed 2018-07-26
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

On July 13, 2018, there were 120,412,168 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2018

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events, plans or developments that we expect or anticipate will occur in the future, including statements relating to future operating results and statements related to the cybersecurity incident reported in the third quarter of 2017 and impact of the Tax Cuts and Jobs Act of 2017, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections, including without limitation our expectation regarding the Company's outlook and expected increases in costs related to the 2017 cybersecurity incident referenced below in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — "Business Overview—Business Environment and Company Outlook." These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors,” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2018	2017
(In millions, except per share amounts)
Operating revenue	$876.9	$856.7
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	348.6	293.7
Selling, general and administrative expenses	257.5	226.6
Depreciation and amortization	77.2	70.5
Total operating expenses	683.3	590.8
Operating income	193.6	265.9
Interest expense	(26.4)	(24.6)
Other income, net	2.2	1.3
Consolidated income before income taxes	169.4	242.6
Provision for income taxes	(23.3)	(75.0)
Consolidated net income	146.1	167.6
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.3)	(2.2)
Net income attributable to Equifax	$144.8	$165.4
Basic earnings per common share:
Net income attributable to Equifax	$1.20	$1.37
Weighted-average shares used in computing basic earnings per share	120.3	120.3
Diluted earnings per common share:
Net income attributable to Equifax	$1.19	$1.36
Weighted-average shares used in computing diluted earnings per share	121.4	121.9
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,
	2018	2017
(In millions, except per share amounts)
Operating revenue	$1,742.6	$1,689.0
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	691.5	594.6
Selling, general and administrative expenses	558.0	468.1
Depreciation and amortization	155.3	141.8
Total operating expenses	1,404.8	1,204.5
Operating income	337.8	484.5
Interest expense	(50.3)	(48.8)
Other income, net	5.1	2.6
Consolidated income from operations before income taxes	292.6	438.3
Provision for income taxes	(52.6)	(115.3)
Consolidated net income	240.0	323.0
Less: Net income attributable to noncontrolling interests	(4.2)	(4.3)
Net income attributable to Equifax	$235.8	$318.7
Basic earnings per common share:
Net income attributable to Equifax	$1.96	$2.65
Weighted-average shares used in computing basic earnings per share	120.3	120.1
Diluted earnings per common share:
Net income attributable to Equifax	$1.94	$2.61
Weighted-average shares used in computing diluted earnings per share	121.4	121.9
Dividends per common share	$0.78	$0.78

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,
	2018			2017
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$144.8	$1.3	$146.1	$165.4	$2.2	$167.6
Other comprehensive income (loss):
Foreign currency translation adjustment	(159.2)	5.3	(153.9)	6.2	0.8	7.0
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	3.9	—	3.9	2.6	—	2.6
Change in cumulative loss from cash flow hedging transactions, net	—	—	—	—	—	—
Comprehensive income (loss)	$(10.5)	$6.6	$(3.9)	$174.2	$3.0	$177.2

	Six Months Ended June 30,
	2018			2017
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$235.8	$4.2	$240.0	$318.7	$4.3	$323.0
Other comprehensive income (loss):
Foreign currency translation adjustment	(117.9)	6.9	(111.0)	118.6	2.2	120.8
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	7.9	—	7.9	5.0	—	5.0
Change in cumulative loss from cash flow hedging transactions, net	—	—	—	(0.2)	—	(0.2)
Comprehensive income (loss)	$125.8	$11.1	$136.9	$442.1	$6.5	$448.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$327.4	$336.4
Trade accounts receivable, net of allowance for doubtful accounts of $11.0 and $9.1 at June 30, 2018 and December 31, 2017, respectively	473.5	444.8
Prepaid expenses	87.7	94.3
Other current assets	60.2	122.9
Total current assets	948.8	998.4
Property and equipment:
Capitalized internal-use software and system costs	532.5	427.9
Data processing equipment and furniture	309.3	306.6
Land, buildings and improvements	212.3	212.5
Total property and equipment	1,054.1	947.0
Less accumulated depreciation and amortization	(417.6)	(380.0)
Total property and equipment, net	636.5	567.0
Goodwill	4,135.9	4,184.0
Indefinite-lived intangible assets	94.8	95.0
Purchased intangible assets, net	1,154.9	1,247.0
Other assets, net	146.0	142.0
Total assets	$7,116.9	$7,233.4
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$4.0	$965.3
Accounts payable	121.4	110.3
Accrued expenses	171.6	160.9
Accrued salaries and bonuses	94.4	119.4
Deferred revenue	101.5	108.4
Other current liabilities	184.7	209.2
Total current liabilities	677.6	1,673.5
Long-term debt	2,628.4	1,739.0
Deferred income tax liabilities, net	293.2	305.1
Long-term pension and other postretirement benefit liabilities	153.6	175.8
Other long-term liabilities	84.4	101.0
Total liabilities	3,837.2	3,994.4
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at June 30, 2018 and December 31, 2017; Outstanding shares - 120.4 and 120.1 at June 30, 2018 and December 31, 2017, respectively	236.6	236.6
Paid-in capital	1,339.8	1,332.7
Retained earnings	4,748.3	4,600.6
Accumulated other comprehensive loss	(522.0)	(412.0)
Treasury stock, at cost, 68.3 shares and 68.6 shares at June 30, 2018 and December 31, 2017, respectively	(2,574.2)	(2,577.6)
Stock held by employee benefit trusts, at cost, 0.6 shares at June 30, 2018 and December 31, 2017	(5.9)	(5.9)
Total Equifax shareholders' equity	3,222.6	3,174.4
Noncontrolling interests including redeemable noncontrolling interests	57.1	64.6
Total equity	3,279.7	3,239.0
Total liabilities and equity	$7,116.9	$7,233.4

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In millions)
Operating activities:
Consolidated net income	$240.0	$323.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	157.5	143.5
Stock-based compensation expense	20.7	25.3
Deferred income taxes	(10.0)	(6.8)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(36.3)	(24.1)
Other assets, current and long-term	64.5	(30.3)
Current and long term liabilities, excluding debt	(81.6)	(101.5)
Cash provided by operating activities	354.8	329.1
Investing activities:
Capital expenditures	(118.7)	(99.9)
Acquisitions, net of cash acquired	(30.7)	(9.6)
Cash received from sale of asset	—	8.6
Cash used in investing activities	(149.4)	(100.9)
Financing activities:
Net short-term (repayments) borrowings	(960.2)	208.8
Payments on long-term debt	(100.0)	(50.0)
Borrowings on long-term debt	994.8	—
Dividends paid to Equifax shareholders	(93.9)	(93.9)
Dividends paid to noncontrolling interests	(8.7)	(6.6)
Proceeds from exercise of stock options	5.7	13.0
Payment of taxes related to settlement of equity awards	(12.6)	(27.0)
Purchase of redeemable noncontrolling interests	(21.3)	—
Debt issuance costs	(7.3)	—
Payment of contingent consideration	(1.5)	—
Cash (used in) provided by financing activities	(205.0)	44.3
Effect of foreign currency exchange rates on cash and cash equivalents	(9.4)	2.1
(Decrease) increase in cash and cash equivalents	(9.0)	274.6
Cash and cash equivalents, beginning of period	336.4	129.3
Cash and cash equivalents, end of period	$327.4	$403.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2018

(Unaudited)

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2017	120.1	$236.6	$1,332.7	$4,600.6	$(412.0)	$(2,577.6)	$(5.9)	$64.6	$3,239.0
Net income	—	—	—	235.8	—	—	—	4.2	240.0
Other comprehensive (loss) income	—	—	—	—	(102.0)	—	—	6.9	(95.1)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	(10.3)	—	—	3.4	—	—	(6.9)
Cash dividends ($0.78 per share)	—	—	—	(94.3)	—	—	—	—	(94.3)
Dividends paid to employee benefits trusts	—	—	0.4	—	—	—	—	—	0.4
Stock-based compensation expense	—	—	20.7	—	—	—	—	—	20.7
Purchases of redeemable noncontrolling interests	—	—	(3.7)	—	(8.0)	—	—	(7.9)	(19.6)
Redeemable noncontrolling interest adjustment	—	—	—	2.0	—	—	—	(2.0)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(8.7)	(8.7)
Cumulative adjustment from change in accounting principle (Note 2)	—	—	—	4.2	—	—	—	—	4.2
Balance, June 30, 2018	120.4	$236.6	$1,339.8	$4,748.3	$(522.0)	$(2,574.2)	$(5.9)	$57.1	$3,279.7

At June 30, 2018, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	June 30, 2018	December 31, 2017
	(In millions)
Foreign currency translation	$(221.2)	$(103.3)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $92.8 and $95.6 at June 30, 2018 and December 31, 2017, respectively	(299.6)	(257.5)
Cash flow hedging transactions, net of accumulated tax of $0.7 at June 30, 2018 and December 31, 2017, respectively	(1.2)	(1.2)
Impact of Tax Cuts and Jobs Act of 2017	—	(50.0)
Accumulated other comprehensive loss	$(522.0)	$(412.0)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of June 30, 2018, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, we have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and Dubai, and have an investment in a consumer and commercial credit information company in Brazil.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Weighted-average shares outstanding (basic)	120.3	120.3	120.3	120.1
Effect of dilutive securities:
Stock options and restricted stock units	1.1	1.6	1.1	1.8
Weighted-average shares outstanding (diluted)	121.4	121.9	121.4	121.9

For the three months ended June 30, 2018 and 2017, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for similar publicly traded instruments, and for non-publicly traded instruments through valuation techniques involving observable inputs based on the specific characteristics of the debt instrument. As of June 30, 2018 and December 31, 2017, the fair value of our long-term debt, including the current portion, was $2.7 billion and $2.1 billion, respectively, compared to its carrying value of $2.7 billion and $2.1 billion, respectively.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$35.8	$35.8	$—	$—
Deferred Compensation Plan Liability(1)	(35.8)	—	(35.8)	—
Total	$—	$35.8	$(35.8)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed various acquisitions during the six months ended June 30, 2018 and the year ended December 31, 2017. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations.

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

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily represent amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2018, these assets were approximately $24.8 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements. Other current assets also include the current portion of the Company's right to consideration in exchange for goods or services that the entity has transferred to a customer (contract assets) as well as insurance recoveries receivable and certain current tax accounts.

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

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of corresponding amounts of other current assets, related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2018, these funds were approximately $24.8 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements. Other current liabilities also include various accrued liabilities such as costs related to the cybersecurity incident as described more fully in Note 5, interest expense, accrued employee benefits, accrued taxes, accrued payroll, and accrued legal expenses.

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

In March 2017, the FASB issued ASU 2017-07 "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715)." This new guidance changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendment also allows only the service cost component to be eligible for capitalization, when applicable. The retrospective adoption of this guidance resulted in the reclassification of $1.8 million and $3.6 million from selling, general and administrative expenses to other income, net in the Consolidated Statements of Income for the three and six months ended June 30, 2017, respectively, and the recognition of $1.0 million and $2.0 million in selling, general, and administrative expenses and $2.2 million and $4.4 million in other income, net in the Consolidated Statements of Income for the three and six months ended June 30, 2018, respectively. We do not capitalize any components of pension costs.

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

Credit Losses. In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. We do not expect the adoption of the standard to have a material impact on our consolidated financial statements.

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
The effect of the adoption on key financial statement line items for the three and six months ended June 30, 2018 is as follows:

	Three Months Ended June 30, 2018		Change
Income Statement	Prior to ASU 2014-09 adoption	As reported under ASU 2014-09	$	%
	(In millions, except per share data)
Operating revenue	$876.5	$876.9	$0.4	—%
Consolidated income from operations before income taxes	$169.0	$169.4	$0.4	—%
Consolidated net income	$145.8	$146.1	$0.3	—%
Net income attributable to Equifax	$144.5	$144.8	$0.3	—%
Basic earnings per common share:
Net income attributable to Equifax	$1.20	$1.20	$—	—%
Diluted earnings per common share:
Net income attributable to Equifax	$1.19	$1.19	$—	—%

	Six Months Ended June 30, 2018		Change
Income Statement	Prior to ASU 2014-09 adoption	As reported under ASU 2014-09	$	%
	(In millions, except per share data)
Operating revenue	$1,741.6	$1,742.6	$1.0	—%
Consolidated income from operations before income taxes	$291.6	$292.6	$1.0	—%
Consolidated net income	$239.3	$240.0	$0.7	—%
Net income attributable to Equifax	$235.1	$235.8	$0.7	—%
Basic earnings per common share:
Net income attributable to Equifax	$1.95	$1.96	$0.01	1%
Diluted earnings per common share:
Net income attributable to Equifax	$1.94	$1.94	$—	—%

	June 30, 2018		Change
Balance Sheet	Prior to ASU 2014-09 adoption	As reported under ASU 2014-09	$	%
	(In millions)
Other current assets	$60.0	$60.2	$0.2	—%
Other assets, net	$139.8	$146.0	$6.2	4%
Total assets	$7,110.5	$7,116.9	$6.4	—%
Deferred income tax liabilities, net	$291.8	$293.2	$1.4	—%
Total liabilities	$3,835.8	$3,837.2	$1.4	—%
Retained earnings	$4,743.3	$4,748.3	$5.0	—%
Total equity	$3,274.7	$3,279.7	$5.0	—%
Total liabilities and equity	$7,110.5	$7,116.9	$6.4	—%

Revenue Recognition. Based on the information management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2018	2017	$	%	2018	2017	$	%
	(In millions)
Online Information Solutions	$224.1	$232.6	$(8.5)	(4)%	$443.8	$457.7	$(13.9)	(3)%
Mortgage Solutions	45.5	38.6	$6.9	18%	87.2	77.3	$9.9	13%
Financial Marketing Services	55.0	60.7	$(5.7)	(9)%	100.5	107.0	$(6.5)	(6)%
Total U.S. Information Solutions	324.6	331.9	$(7.3)	(2)%	631.5	642.0	$(10.5)	(2)%
Asia Pacific	86.1	76.5	$9.6	12%	168.5	148.5	$20.0	13%
Europe	72.3	68.5	$3.8	6%	143.0	130.2	$12.8	10%
Latin America	54.2	52.9	$1.3	2%	110.1	104.0	$6.1	6%
Canada	37.7	33.5	$4.2	13%	73.2	65.0	$8.2	13%
Total International	250.3	231.4	$18.9	8%	494.8	447.7	$47.1	11%
Verification Services	149.3	130.3	$19.0	15%	277.7	245.4	$32.3	13%
Employer Services	58.3	64.2	$(5.9)	(9)%	141.0	149.1	$(8.1)	(5)%
Total Workforce Solutions	207.6	194.5	$13.1	7%	418.7	394.5	$24.2	6%
Global Consumer Solutions	94.4	98.9	$(4.5)	(5)%	197.6	204.8	$(7.2)	(4)%
Total operating revenue	$876.9	$856.7	$20.2	2%	$1,742.6	$1,689.0	$53.6	3%

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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of June 30, 2018, the contract asset balance was $6.4 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. As of June 30, 2018 there was no contract liability balance.

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than 1 year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of June 30, 2018 inclusive of foreign exchange impact:

Performance Obligation	Balance
(In millions)
Less than 1 year	$51.1
1 to 3 years	69.2
3 to 5 years	32.0
Thereafter	62.6
Total remaining performance obligation	$214.9

Capitalized Costs – We capitalize certain costs related to obtaining and fulfilling a contract with a customer that we expect to recover, specifically sales commissions. These costs are amortized over the life of the contract. If the amortization period of the assets associated with the cost is less than one year, we have elected to expense the costs as incurred. As of the adoption date and June 30, 2018, there were no costs that had been capitalized.

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

Changes in the amount of goodwill for the six months ended June 30, 2018, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2017	$1,071.3	$1,969.4	$952.1	$191.2	$4,184.0
Acquisitions	—	2.0	17.1	—	19.1
Adjustments to initial purchase price allocation	—	1.0	0.5	(1.0)	0.5
Foreign currency translation	—	(66.7)	—	(1.0)	(67.7)
Balance, June 30, 2018	$1,071.3	$1,905.7	$969.7	$189.2	$4,135.9

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2017. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the six months ended June 30, 2018.

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

Purchased intangible assets at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$925.9	$(277.4)	$648.5	$955.7	$(262.2)	$693.5
Acquired software and technology	122.7	(62.7)	60.0	142.3	(66.6)	75.7
Customer relationships	701.0	(279.4)	421.6	772.4	(326.7)	445.7
Reacquired rights	73.3	(72.2)	1.1	73.3	(65.6)	7.7
Proprietary database	24.0	(9.9)	14.1	22.1	(8.7)	13.4
Non-compete agreements	4.4	(3.1)	1.3	14.1	(12.7)	1.4
Trade names and other intangible assets	20.2	(11.9)	8.3	20.2	(10.6)	9.6
Total definite-lived intangible assets	$1,871.5	$(716.6)	$1,154.9	$2,000.1	$(753.1)	$1,247.0

Amortization expense related to purchased intangible assets was $39.2 million and $41.8 million during the three months ended June 30, 2018 and 2017, respectively. Amortization expense related to purchased intangible assets was $81.4 million and $86.8 million during the six months ended June 30, 2018 and 2017, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at June 30, 2018 is as follows:

Years ending December 31,	Amount
(In millions)
2018	$70.6
2019	131.4
2020	123.7
2021	106.5
2022	100.8
Thereafter	621.9
$1,154.9

4. DEBT

Debt outstanding at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
	(In millions)
Commercial paper	$—	$562.6
Revolver	—	100.0
Term Loan, due Nov 2018	—	400.0
Notes, 2.30%, due June 2021	500.0	500.0
Notes, 3.60%, due Aug 2021	300.0	—
Notes, Floating Rate, due Aug 2021	300.0	—
Notes, 3.30%, due Dec 2022	500.0	500.0
Notes, 3.95%, due May 2023	400.0	—
Notes, 3.25%, due June 2026	275.0	275.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	4.0	2.7
Total debt	2,654.0	2,715.3
Less short-term debt and current maturities	(4.0)	(965.3)
Less unamortized discounts and debt issuance costs	(21.6)	(11.0)
Total long-term debt, net	$2,628.4	$1,739.0

3.6%, 3.95%, and Floating Rate Senior Notes.  In May 2018 we issued $300.0 million aggregate principal amount of 3.6% Senior Notes due 2021 (the "2021 Notes"), $400.0 million aggregate principal amount of 3.95% Senior Notes due 2023 (the "2023 Notes"), and $300.0 million aggregate principal amount Floating Rate Notes due 2021 (the "Floating Rate Notes") in an underwritten public offering. Interest on the 2021 Notes will accrue from their date of issuance at a rate of 3.6% per year and will be payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2019. Interest on the 2023 Notes will accrue from their date of issuance at a rate of 3.95% per year and will be payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2018. Interest on the Floating Rate Notes for a particular interest period will be a rate equal to three-month LIBOR on the interest determination date plus 0.87% per annum and will be payable in cash quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, beginning on August 15, 2018. The net proceeds of the sale of the notes were used to repay borrowings under our Revolver, our prior $800.0 million three-year delayed draw term loan facility ("Term Loan") and our commercial paper ("CP") program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The Senior Notes are unsecured and rank equally with all of our unsecured and unsubordinated indebtedness.

Senior Credit Facility.  We are party to a $900.0 million five-year unsecured revolving credit facility (the "Revolver") with a group of financial institutions. The Revolver also has an accordion feature that allows us to request an increase in the total commitment to $1.2 billion. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver is scheduled to expire in November 2020. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date. Availability of the Revolver for borrowings is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. As of June 30, 2018, there were $15.5 million of letters of credit outstanding. As of June 30, 2018, there were no outstanding borrowings under the Revolver and $884.5 million was available for borrowing.

Commercial Paper Program.  Our $900.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings bear interest at either a floating rate (based on LIBOR or other benchmarks), or a fixed rate, plus the applicable margin. Maturities of commercial paper can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At June 30, 2018, there were no outstanding commercial paper notes.

Receivables Funding Facility. In 2017, Equifax entered into a $225.0 million, two-year receivables funding facility (the "Receivables Facility"), which matures in November 2019. Under the Receivables Facility, Equifax and certain of its U.S. subsidiaries sell the eligible third-party receivables of its U.S. based business, to Equifax Receivables Funding LLC, a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in these accounts receivable to investors. The investors have no recourse to the Company’s other assets except for customary repurchase, warranty and indemnity claims. Creditors of Equifax do not have recourse to the assets of Equifax Receivables Funding LLC. The Receivables Facility contains standard representations, warranties and covenants made by Equifax and its U.S. subsidiaries in connection with the sale of the receivables, and any repurchase, warranty or indemnity obligations of the U.S. subsidiaries in connection with the sale of the receivables (but no obligations of Equifax Receivables Funding LLC) are guaranteed by Equifax.

There were no borrowings under the Receivables Facility at June 30, 2018. The Receivables Facility was supported by $216.8 million of accounts receivable as collateral at June 30, 2018 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

For additional information about our debt agreements, see Note 5 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

5. COMMITMENTS AND CONTINGENCIES

Cybersecurity Incident. In fiscal 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of certain personally identifiable information of U.S., Canadian and U.K. consumers. Criminals exploited a U.S. website application vulnerability to gain unauthorized access to our network. Based on our forensic investigation, the unauthorized access occurred from mid-May through July 2017. The information accessed primarily includes names, Social Security numbers, birth dates, addresses and, in some instances, driver’s license numbers. In addition, payment card numbers for approximately 209,000 U.S. and Canadian consumers, and certain dispute documents with personal identifying information for approximately 182,000 U.S. consumers, were accessed. The investigation also determined that personal information of approximately 19,000 Canadian consumers was impacted and approximately 860,000 potentially affected U.K. consumers were contacted regarding access to personal information.

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

Below is a rollforward of accrued liabilities and insurance receivable associated with the cybersecurity incident, beginning with the event date:

	Accrued Liabilities	Insurance Receivable
	(In millions)
Balance at September 7, 2017	$—	$—
(Expenses incurred) insurance receivable recorded	(87.5)	—
Payments made (received)	—	—
Balance at September 30, 2017	$(87.5)	$—
(Expenses incurred) insurance receivable recorded	(76.5)	50.0
Payments made (received)	88.4	(15.0)
Balance at December 31, 2017	$(75.6)	$35.0
(Expenses incurred) insurance receivable recorded	(4.1)	10.0
Payments made (received)	52.2	(35.0)
Balance at March 31, 2018	$(27.5)	$10.0
(Expenses incurred) insurance receivable recorded	—	35.0
Payments made (received)	17.8	(45.0)
Balance at June 30, 2018	$(9.7)	$—

Product Liability. As a result of the cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all U.S. consumers who signed up through January 31, 2018. We have recorded the expenses necessary to provide this service to those who signed up. Through December 31, 2017, we recorded $50.7 million of product costs in selling, general, and administrative expenses. We have not recorded any product expenses related to this service in the accompanying Consolidated Statements of Income for the three months ended June 30, 2018 and we have recorded $4.1 million related to this service in selling, general and administrative expenses in the accompanying Consolidated Statements of Income for the six months ended June 30, 2018.
Expenses Incurred. Through December 31, 2017, the Company recorded $113.3 million of pretax expenses related to the cybersecurity incident. Expenses include costs to investigate and remediate the cybersecurity incident and legal and other professional services related thereto, all of which are expensed as incurred. We have included these costs in the above table through December 31, 2017. Beginning in 2018, expenses included in the above table include only costs incurred as part of the delivery of the free product.
Future Costs. We expect to incur significant professional services expenses associated with the cybersecurity incident in future periods. We will recognize these expenses as services are received. Costs related to the cybersecurity incident that will be incurred in future periods will also include increased expenses and capital investments for IT and security. We also expect to incur increased expenses for insurance, finance, compliance activities and to meet increased legal and regulatory requirements.
Insurance Coverage. We maintain $125.0 million of cybersecurity insurance coverage, above a $7.5 million deductible, to limit our exposure to losses such as those related to the cybersecurity incident. During the three and six months ended June 30, 2018, the Company has recorded insurance recoveries of $35.0 million and $45.0 million, respectively. Since the announcement of the cybersecurity incident in September 2017, we have recorded and received insurance recoveries of $95.0 million for costs incurred through June 30, 2018.
Litigation, Claims and Government Investigations. As a result of the 2017 cybersecurity incident, we are subject to a significant number of proceedings and investigations. Following the 2017 cybersecurity incident, hundreds of class actions were filed against us in federal, state and Canadian courts relating to the 2017 cybersecurity incident. The plaintiffs in these cases, who purport to represent various classes of consumers and small businesses, generally claim to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief. In addition, certain class actions have been filed by financial institutions that allege their businesses have been placed at risk due to the 2017 cybersecurity incident and generally assert various common law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims. The financial institution class actions seek compensatory damages and other related relief. Furthermore, a lawsuit has been filed against us by the City of Chicago with respect to the 2017 cybersecurity incident alleging violations of state laws and local ordinances governing protection of personal data, consumer fraud and breach notice requirements and business practices and seeking declaratory and injunctive relief and the imposition of fines the aggregate amount of which the complaint does not specifically quantify. Beginning on December 6, 2017 and pursuant to multiple subsequent orders, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation and transfer for pre-trial proceedings with respect to the U.S. cases pending in federal court discussed above, including the City of Chicago action, to the Northern District of Georgia as the single U.S. District Court for centralized pre-trial proceedings. Based on this order, consolidated proceedings with respect to U.S. consumer, small business, and financial institution federal class actions related to the 2017 cybersecurity incident have been conducted in the U.S. District Court for the Northern District of Georgia (“MDL Court”). The MDL Court has established separate tracks for the consumer and financial institution cases and appointed lead counsel on behalf of plaintiffs in both tracks. Separate consolidated nationwide class action complaints have been filed on behalf of consumer, small business, and financial institution plaintiffs. The cases before the MDL Court are in preliminary stages. We have moved to dismiss the consolidated complaints filed by the U.S. consumers and the financial institutions, and intend to file a motion to dismiss the small business complaint. In addition to these federal court proceedings, several putative class actions arising from the 2017 cybersecurity incident have been filed against us in the Fulton County Superior Court in Georgia based on similar allegations and theories as alleged in the U.S. consumer class actions seeking monetary damages, injunctive relief and other related relief on behalf of Georgia citizens. These cases have been transferred to a single judge in the Fulton County Business Court and three of the cases were consolidated into a single action. Six Canadian class actions, four of which are on behalf of a national class, have been filed against us in Ontario, Saskatchewan, Quebec and British Columbia. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. All such actions are at the preliminary stages and one action has been stayed. In addition, civil enforcement actions have been filed against us by the Attorneys General of Massachusetts and West Virginia alleging violations of state/commonwealth consumer protection laws. The Massachusetts action is pending in Suffolk Superior Court and seeks permanent injunctive relief, civil penalties, restitution, disgorgement of profits, costs, and attorneys’ fees. The West Virginia action is pending in the Circuit Court of Boone County and seeks civil penalties and attorneys’ fees. The Attorney General of Puerto Rico filed an action against us in the United States District Court for the District of Puerto Rico alleging negligence and seeking monetary damages on behalf of aggrieved residents of Puerto Rico, disgorgement of profits, costs, and attorneys’ fees. These three cases are all at the preliminary stages. Finally, a lawsuit has been filed against us by the City of San Francisco in Superior Court in the City of San Francisco alleging violations of California’s unfair competition law due to purported violations of statutory protections of personal data and statutory data breach requirements and seeking statutory penalties, injunctive relief, and restitution for California consumers among other relief. The City of San Francisco action has been stayed by the court. We dispute the allegations in the complaints described above and intend to defend against such claims.
In addition, we continue to cooperate with federal, state, city and foreign governmental agencies and officials investigating or otherwise seeking information and/or documents, including through Civil Investigative Demands and subpoenas, regarding the 2017 cybersecurity incident and related matters, including 48 state Attorneys General offices, as well as the District of Columbia, the Federal Trade Commission ("FTC"), the Consumer Financial Protection Bureau ("CFPB"), the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, the New York Department of Financial Services, the New York Department of State-Division of Consumer Protection, other U.S. state regulators, the Financial Industry Regulatory Authority, certain Congressional committees of both the U.S. Senate and House of Representatives, the United Kingdom’s Financial Conduct Authority (“FCA”), the Information Commissioner’s Office in the United Kingdom and the Office of the Privacy Commissioner of Canada. On June 13, 2018, the CFPB and FTC provided us with notice that the staff of the CFPB and FTC are considering recommending that their respective agencies take legal action against us, and that the agencies may seek injunctive relief against us, as well as damages and civil money penalties. We submitted a written response to the CFPB and FTC addressing their expected allegations and we continue to cooperate with the agencies in their investigation. Although we are actively cooperating with that above investigations and inquiries, an adverse outcome to any such investigations and inquiries could subject us to fines or other obligations, which may have an adverse effect on how we operate our business or our results of operations. In addition, we continue to cooperate with the SEC and the U.S. Attorney’s Office for the Northern District of Georgia regarding investigations into the trading activities by certain of our current and former employees in relation to the 2017 cybersecurity incident.
On June 25, 2018, we entered into a Consent Order with state banking regulators in response to their multi-state review of the Company's information technology and security controls.
TransUnion Litigation. On November 27, 2017, Trans Union LLC and TransUnion Interactive, Inc. (collectively, “TransUnion”) filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Equifax Information Services LLC, Equifax Inc., and Equifax Consumer Services LLC f/k/a Equifax Consumer Services, Inc. In its lawsuit, TransUnion asserts claims for declaratory relief, breach of contract, and anticipatory repudiation of contract based on our Reciprocal Data Supply Agreement (the “Agreement”), which sets forth the pricing terms for credit monitoring supplied by the parties to each other. TransUnion seeks a declaration regarding its contractual rights under the Agreement and monetary damages. On January 26, 2018, we moved to dismiss TransUnion’s claims. On June 19, 2018, the court granted in part and denied in part our motion to dismiss, dismissing Equifax Inc. from the case. Discovery has now commenced and is scheduled to end in January 2019. We dispute the allegations by TransUnion and intend to defend against its claims.
Securities Class Action Litigation. A consolidated putative class action lawsuit alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls is pending against us and certain of our current and former officers and directors in the U.S. District Court for the Northern District of Georgia. The consolidated complaint seeks certification of a class of all persons who purchased or otherwise acquired Equifax securities from February 25, 2016 through September 15, 2017 and unspecified monetary damages, costs and attorneys’ fees. The defendants have moved to dismiss the complaint. We dispute the allegations in the complaint and intend to defend against the claims.
Shareholder Derivative Litigation. A consolidated putative shareholder derivative action naming certain of our current and former executives, officers, and directors as defendants and naming us as a nominal defendant is pending in the U.S. District Court for the Northern District of Georgia. Among other things, the consolidated complaint alleges claims for breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling by certain defendants, as well as certain claims under the federal securities laws. The complaint seeks unspecified damages on behalf of the Company, plus certain equitable relief. We have appointed a committee of independent directors empowered to evaluate and respond in our best interests to the claims and related litigation demands.
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

Guarantees and General Indemnifications.  We may issue standby letters of credit and performance bonds in the normal course of business. The aggregate notional amount of all performance bonds and standby letters of credit was not material at June 30, 2018, and all have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business is not material at June 30, 2018. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management variable interest entity under its commercial agreements.

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

We cannot reasonably estimate our potential future payments under the guarantees and indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees and indemnities on our Consolidated Balance Sheets at June 30, 2018 or December 31, 2017.

Contingencies.  We are involved in legal and regulatory matters, government investigations, claims and litigation arising in the ordinary course of business other than those related to the 2017 cybersecurity incident. We periodically assess our exposure related to these matters based on the information which is available. We have recorded accruals in our Consolidated Financial Statements for those matters in which it is probable that we have incurred a loss and the amount of the loss, or range of loss, can be reasonably estimated.

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

As permitted by Staff Accounting Bulletin No. 118, provisional amounts estimated based on information available as of December 31, 2017 have been made for the adjustments to deferred tax assets and liabilities, state taxes, equity compensation, the calculation of the transition tax, the valuation allowance related to the foreign tax credit carryover and the 2017 dividends. For 2018, provisional estimates based on information as of June 30, 2018 have been made for equity compensation, §163(j) interest limitation at a partnership level, expense allocation methodology for foreign tax credits and the Global Intangible Low-Taxed Income ("GILTI") tax. These amounts are subject to change as we obtain information necessary to complete the calculations and clarifications to the U.S. tax code as they occur. In all cases, we will continue to make and refine our calculations as additional analysis is completed. These changes could be material to income tax expense. During the six months ended June 30, 2018, no material adjustments were made to the provisional amounts recorded at December 31, 2017 and recorded through June 30, 2018.

The Tax Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At June 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.

Effective Tax Rate.  Our effective income tax rate was 13.7% and 30.9% for the three months ended June 30, 2018 and June 30, 2017, respectively. Our effective income tax rate was 18.0% and 26.3% for the six months ended June 30, 2018 and June 30, 2017, respectively. Statutory U.S. income tax rates decreased in 2018 compared to 2017 due to the Tax Act that was enacted in the fourth quarter of 2017 which favorably impacts both quarterly and year-to-date effective tax rates. In addition, our second quarter tax rate was favorably impacted by a settlement with tax authorities of uncertain tax positions related to the 2016 and 2017 tax years. The decrease in the year-to-date rate is offset by an adjustment to uncertain tax positions related to a settlement of an income tax audit in the first quarter of 2017 and a lower tax benefit from stock-based compensation in 2018 versus 2017.

7. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the six months ended June 30, 2018, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2017	$(103.3)	$(307.5)	$(1.2)	$(412.0)
Other comprehensive income (loss) before reclassifications	(117.9)	—	—	(117.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7.9	—	7.9
Net current-period other comprehensive income (loss)	(117.9)	7.9	—	(110.0)
Balance, June 30, 2018	$(221.2)	$(299.6)	$(1.2)	$(522.0)

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2018, are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$(0.4)	(1)
Recognized actuarial loss	10.8	(1)
	10.4	Total before tax
	(2.5)	Tax benefit
	$7.9	Net of tax

(1)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (See Note 8 Benefit Plans for additional details).

Changes in accumulated other comprehensive income (loss) related to noncontrolling interests were not material as of June 30, 2018.

8. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 10 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

The following table provides the components of net periodic benefit cost. The service cost component is included in selling, general and administrative expenses and the other components of net periodic benefit cost are included in other income, net in the Consolidated Statements of Income, for the three and six months ended June 30, 2018 and 2017:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Service cost	$0.9	$1.0	$0.1	$0.1
Interest cost	6.7	7.1	0.2	0.2
Expected return on plan assets	(9.6)	(9.3)	(0.3)	(0.3)
Amortization of prior service cost	0.1	0.2	(0.3)	(0.3)
Recognized actuarial loss	5.0	3.8	0.4	0.4
Total net periodic benefit cost	$3.1	$2.8	$0.1	$0.1

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Service cost	$1.8	$2.0	$0.2	$0.2
Interest cost	13.4	14.2	0.4	0.4
Expected return on plan assets	(19.2)	(18.6)	(0.6)	(0.6)
Amortization of prior service cost	0.2	0.4	(0.6)	(0.6)
Recognized actuarial loss	10.0	7.6	0.8	0.8
Total net periodic benefit cost	$6.2	$5.6	$0.2	$0.2

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

Operating revenue and operating income by operating segment during the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating revenue:	2018	2017	2018	2017
U.S. Information Solutions	$324.6	$331.9	$631.5	$642.0
International	250.3	231.4	494.8	447.7
Workforce Solutions	207.6	194.5	418.7	394.5
Global Consumer Solutions	94.4	98.9	197.6	204.8
Total operating revenue	$876.9	$856.7	$1,742.6	$1,689.0

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating income:	2018	2017	2018	2017
U.S. Information Solutions	$126.3	$149.7	$237.2	$279.4
International	37.0	46.1	73.7	75.9
Workforce Solutions	83.9	89.0	173.9	178.4
Global Consumer Solutions	19.0	27.4	49.1	58.2
General Corporate Expense	(72.6)	(46.3)	(196.1)	(107.4)
Total operating income	$193.6	$265.9	$337.8	$484.5

Total assets by operating segment at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
(In millions)	2018	2017
Total assets:
U.S. Information Solutions	$1,573.4	$1,587.3
International	3,015.2	3,145.7
Workforce Solutions	1,245.0	1,227.4
Global Consumer Solutions	247.8	254.0
General Corporate	1,035.5	1,019.0
Total assets	$7,116.9	$7,233.4

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

2017 Cybersecurity Incident

In fiscal 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of certain personally identifiable information of U.S., Canadian and U.K. consumers. Criminals exploited a U.S. website application vulnerability to gain unauthorized access to our network. Based on our forensic investigation, the unauthorized access occurred from mid-May through July 2017. The information accessed primarily includes names, Social Security numbers, birth dates, addresses and, in some instances, driver’s license numbers. In addition, payment card numbers for approximately 209,000 U.S. and Canadian consumers, and certain dispute documents with personal identifying information for approximately 182,000 U.S. consumers, were accessed. The investigation also determined that personal information of approximately 19,000 Canadian consumers was impacted and approximately 860,000 potentially affected U.K. consumers were contacted regarding access to personal information. No evidence was found that the Company's core consumer, employment and income, or commercial reporting databases were accessed.

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

Product Liability. As a result of the cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all U.S. consumers who signed up through January 31, 2018. We have recorded the expenses necessary to provide this service to those who signed up. Through December 31, 2017, we recorded $50.7 million of product costs in selling, general, and administrative expenses. We have not recorded any product expenses related to this service in the accompanying Consolidated Statements of Income for the three months ended June 30, 2018 and we have recorded $4.1 million related to this service in selling, general and administrative expenses in the accompanying Consolidated Statements of Income for the six months ended June 30, 2018.
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

Future Costs. We expect to incur significant professional services expenses associated with the cybersecurity incident in future periods. We will recognize these expenses as services are received. Costs related to the cybersecurity incident that will be incurred in future periods will also include increased expenses and capital investments for IT and security. We also expect to incur increased expenses for insurance, finance, compliance activities and to meet increased legal and regulatory requirements.
Insurance Coverage. We maintain $125.0 million of cybersecurity insurance coverage, above a $7.5 million deductible, to limit our exposure to losses such as those related to the cybersecurity incident. During the three and six months ended June 30, 2018, the Company has recorded insurance recoveries of $35.0 million and $45.0 million, respectively. Since the announcement of the cybersecurity incident in September 2017, we have recorded and received insurance recoveries of $95.0 million for costs incurred through June 30, 2018.

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

The International segment consists of Asia Pacific, Europe, Latin America and Canada. Canada’s services are similar to our USIS offerings, while Asia Pacific, Europe and Latin America are made up of varying mixes of service lines that are generally in our USIS segment. We also provide information and technology services to support lenders and other creditors in the collections and recovery management process.

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

Global Consumer Solutions revenue is both transaction and subscription based and is derived from the sale of credit monitoring and identity theft protection products, which we deliver electronically to consumers primarily via the internet in the U.S., Canada, and the U.K. We reach consumers directly and indirectly through partners. We also sell consumer and credit information to resellers who combine our information with other information to provide direct to consumer monitoring, reports and scores. Due to the cybersecurity incident we ceased advertising our consumer business in the U.S. in September 2017. We do not intend to advertise our U.S. paid products through the third quarter of 2018.

As part of our response to the cybersecurity incident announced in September 2017, we offered in the U.S. our TrustedID® Premier service, an identity theft protection and credit file monitoring product, for free to all consumers who signed up through January 31, 2018. Additionally, in January 2018, the Company introduced in the U.S., Lock & AlertTM, a new service that allows customers to quickly lock and unlock their Equifax credit report for free, for life. We also provide the ability for U.S. consumers to freeze and unfreeze their Equifax credit file for free. We provide U.S. consumers with a free annual credit report in accordance with the FACT Act. For consumers impacted by the cybersecurity incident in Canada and the U.K., we are providing free credit reports and scores, credit monitoring and identity theft protection for 12 months for those consumers who signed up by January 31, 2018.

Geographic Information.  We currently have significant operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, we have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore, and Dubai, and have an investment in a consumer and commercial credit information company in Brazil. Approximately 70% and 72% of our revenue was generated in the U.S. during the three months ended June 30, 2018 and 2017, respectively. Approximately 70% and 72% of our revenue was generated in the U.S. during the six months ended June 30, 2018 and 2017, respectively.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended June 30, 2018 and 2017 were as follows:

	Key Performance Indicators
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share data)		(In millions, except per share data)
Operating revenue	$876.9	$856.7	$1,742.6	$1,689.0
Operating revenue change	2%	6%	3%	10%
Operating income	$193.6	$265.9	$337.8	$484.5
Operating margin	22.1%	31.0%	19.4%	28.7%
Net income attributable to Equifax	$144.8	$165.4	$235.8	$318.7
Diluted earnings per share	$1.19	$1.36	$1.94	$2.61
Cash provided by operating activities	$235.2	$225.4	$354.8	$329.1
Capital expenditures*	$(92.0)	$(47.3)	$(148.8)	$(86.8)

*Amounts above exclude changes in accruals for capital expenditures.

Operational and Financial Highlights

•
We did not repurchase shares of our common stock during the first three and six months of 2018. At June 30, 2018, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

•	We paid out $93.9 million or $0.78 per share in dividends to our shareholders during the first six months of 2018.

Business Environment and Company Outlook

In the United States, we expect calendar year 2018 economic activity, as measured by GDP, to be flat with levels seen in the second half of 2017. For the second half of 2018, we expect economic activity as measured by GDP to be down from the accelerated levels seen in the first half of 2018. We are also expecting moderate growth in consumer credit, excluding mortgage, in the second half of 2018, which is in line with the first half of 2018. Over the course of 2018, U.S. mortgage market originations are expected to be down mid-to-high single digits, with the second half of 2018 weakening relative to the first half of 2018. We anticipate economic activity in the second half of 2018, as measured by GDP, in Canada and Australia to be up slightly as compared to the levels seen in the first half of 2018. In the European markets we serve, the U.K. and Spain, we are expecting second half 2018 economic activity, as measured by GDP, to be down compared to the levels in the first half of 2018. In Latin America, our largest markets are in Argentina and Chile. In Argentina, the market weakened significantly during the first half of 2018, and we are anticipating continued weakness in the second half of 2018. In Chile, we are expecting economic activity in the second half of 2018 to be down compared to the first half of 2018, but better than the second half of 2017.

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

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Consolidated Financial Results

Operating Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2018	2017	$	%	2018	2017	$	%
	(In millions)				(In millions)
U.S. Information Solutions	$324.6	$331.9	$(7.3)	(2)%	$631.5	$642.0	$(10.5)	(2)%
International	250.3	231.4	18.9	8%	494.8	447.7	47.1	11%
Workforce Solutions	207.6	194.5	13.1	7%	418.7	394.5	24.2	6%
Global Consumer Solutions	94.4	98.9	(4.5)	(5)%	197.6	204.8	(7.2)	(4)%
Consolidated operating revenue	$876.9	$856.7	$20.2	2%	$1,742.6	$1,689.0	$53.6	3%

Revenue increased by $20.2 million and $53.6 million, or 2% and 3% , in the second quarter and first six months of 2018, respectively, compared to the same periods in 2017. The growth in both periods was driven by our International and Workforce Solutions segments. International had local currency growth across most regions. Workforce Solutions saw strong growth driven by Verification Services. Total revenue for the second quarter and first six months of 2018 was positively impacted by foreign exchange rates, which increased revenue, on a constant currency basis, by $0.5 million and $11.5 million when compared to the second quarter and first six months of 2017, respectively.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Expenses	2018	2017	$	%	2018	2017	$	%
	(In millions)				(In millions)
Consolidated cost of services	$348.6	$293.7	$54.9	19%	$691.5	$594.6	$96.9	16%
Consolidated selling, general and administrative expenses	257.5	226.6	30.9	14%	558.0	468.1	89.9	19%
Consolidated depreciation and amortization expense	77.2	70.5	6.7	10%	155.3	141.8	13.5	10%
Consolidated operating expenses	$683.3	$590.8	$92.5	16%	$1,404.8	$1,204.5	$200.3	17%

Cost of services increased $54.9 million and $96.9 million in the second quarter and first six months of 2018, respectively, as compared to the same periods in 2017. The increases were due to increases in incremental IT and data security costs, people costs, and royalties. The impact of changes in foreign exchange rates increased cost of services by $2.1 million and $8.6 million in the second quarter and first six months of 2018, respectively.

Selling, general and administrative expenses increased $30.9 million and $89.9 million in the second quarter and first six months of 2018, respectively, as compared to the same periods in 2017. The increases were due to costs related to the 2017 cybersecurity incident and incremental IT and data security costs as well as people, insurance, and technology costs, partially offset by lower advertising costs. For the six month period, these same cost increases were partially offset by a decrease in 2017 Veda integration costs which did not recur in 2018. The impact of changes in foreign currency exchange rates on our selling, general and administrative expenses was flat in the second quarter of 2018 and an increase of $3.2 million in the first six months of 2018.

Depreciation and amortization expense for the second quarter and first six months of 2018 increased by $6.7 million and $13.5 million, compared to the same periods in 2017. The increase is due to amortization of capitalized internal-use software and system costs and depreciation of production equipment, partially offset by the decrease in amortization of purchased intangibles.

Operating Income and Operating Margin

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Consolidated Operating Income	2018	2017	$	%		2018	2017	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$876.9	$856.7	$20.2	2%		$1,742.6	$1,689.0	$53.6	3%
Consolidated operating expenses	683.3	590.8	92.5	16%		1,404.8	1,204.5	200.3	17%
Consolidated operating income	$193.6	$265.9	$(72.3)	(27)%		$337.8	$484.5	$(146.7)	(30)%
Consolidated operating margin	22.1%	31.0%		(8.9)	% pts	19.4%	28.7%		(9.3)	% pts

Total company operating margin decreased in the second quarter and first six months of 2018, compared to the same periods in 2017, primarily due to the costs related to the 2017 cybersecurity incident, incremental IT and data security, people, and royalties as well as increased depreciation and amortization. For the sixth month period, these same cost increases were partially offset by a decrease in Veda integration costs from 2017 which did not recur in 2018.

Interest Expense and Other Income (Expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Interest Expense and Other Income (Expense), net
	2018	2017	$	%	2018	2017	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(26.4)	$(24.6)	$(1.8)	7%	$(50.3)	$(48.8)	$(1.5)	3%
Consolidated other income (expense), net	2.2	1.3	0.9	nm	5.1	2.6	2.5	nm
Average cost of debt	3.9%	3.7%			3.7%	3.6%
Total consolidated debt, net, at quarter end	$2,632.4	$2,832.3	$(199.9)	(7)%	$2,632.4	$2,832.3	$(199.9)	(7)%

Interest expense increased for the second quarter and first six months of 2018 when compared to the same periods in 2017. The slight increase for both periods in 2018 is due to the increase in our overall average cost of debt resulting from the issuance of the senior notes in May 2018.

Other income (expense), net, for the second quarter and first six months of 2018, increased as compared to the prior year period, due primarily to higher earnings on certain equity method investments.

Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Provision for Income Taxes	2018	2017	$	%	2018	2017	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$(23.3)	$(75.0)	$51.7	(69)%	$(52.6)	$(115.3)	$62.7	(54)%
Effective income tax rate	13.7%	30.9%			18.0%	26.3%

Our effective income tax rate was 13.7% for the second quarter of 2018, down from 30.9% for the second quarter of 2017. The effective income tax rate was 18.0% for the six months ended June 30, 2018, as compared to 26.3% for the same period in 2017. Statutory U.S. income tax rates decreased in 2018 compared to 2017 due to the Tax Act that was enacted in the fourth quarter of 2017 which favorably impacts both quarterly and year-to-date effective tax rates. In addition, our second quarter tax rate was favorably impacted by a settlement with tax authorities of uncertain tax positions related to the 2016 and 2017 tax years. The decrease in the year-to-date rate is offset by an adjustment to uncertain tax positions related to a settlement of an income tax audit in the first quarter of 2017 and a lower tax benefit from stock-based compensation in 2018 versus 2017.

Net Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Net Income	2018	2017	$	%	2018	2017	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$193.6	$265.9	$(72.3)	(27)%	$337.8	$484.5	$(146.7)	(30)%
Consolidated other expense, net	(24.2)	(23.3)	(0.9)	4%	(45.2)	(46.2)	1.0	(2)%
Consolidated provision for income taxes	(23.3)	(75.0)	51.7	(69)%	(52.6)	(115.3)	62.7	(54)%
Consolidated net income	146.1	167.6	(21.5)	(13)%	240.0	323.0	(83.0)	(26)%
Net income attributable to noncontrolling interests	(1.3)	(2.2)	0.9	(41)%	(4.2)	(4.3)	0.1	(2)%
Net income attributable to Equifax	$144.8	$165.4	$(20.6)	(12)%	$235.8	$318.7	$(82.9)	(26)%
Diluted earnings per common share:
Net income attributable to Equifax	$1.19	$1.36	$(0.17)	(13)%	$1.94	$2.61	$(0.67)	(26)%
Weighted-average shares used in computing diluted earnings per share	121.4	121.9			121.4	121.9

Consolidated net income decreased by $21.5 million, or 13%, and $83.0 million, or 26%, in the second quarter and first six months of 2018, respectively, primarily due to the costs related to the 2017 cybersecurity incident, incremental IT and data security, people, and royalties as well as increased depreciation and amortization, partially offset by decreased income tax expense.

Segment Financial Results

USIS

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
U.S. Information Solutions	2018	2017	$	%		2018	2017	$	%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$224.1	$232.6	$(8.5)	(4)%		$443.8	$457.7	$(13.9)	(3)%
Mortgage Solutions	45.5	38.6	6.9	18%		87.2	77.3	9.9	13%
Financial Marketing Services	55.0	60.7	(5.7)	(9)%		100.5	107.0	(6.5)	(6)%
Total operating revenue	$324.6	$331.9	$(7.3)	(2)%		$631.5	$642.0	$(10.5)	(2)%
% of consolidated revenue	37%	39%				37%	38%
Total operating income	$126.3	$149.7	$(23.4)	(16)%		$237.2	$279.4	$(42.2)	(15)%
Operating margin	38.9%	45.1%		(6.2)	%pts	37.6%	43.5%		(5.9)	%pts

USIS revenue decreased 2% in the second quarter and first six months of 2018 compared to the prior year periods due to declines in our core credit decisioning services and lower project related revenue, partially offset by growth in core mortgage.

Online Information Solutions

Revenue for the second quarter and first six months of 2018 decreased 4% and 3%, respectively, when compared to the prior year periods. The decreases were primarily driven by declines in our core credit decisioning volumes, and lower revenues from our identity and fraud and commercial risk products. The declines were partially offset by growth in revenue from mortgage resellers.

Mortgage Solutions

Revenue increased by 18% and 13% for the second quarter and first six months of 2018, respectively, when compared to the prior year periods. Although the mortgage market has declined as compared to the same period in 2017, revenue has increased in both periods primarily due to a new product offering. For the sixth month period, the increase was partially offset by declines in our other mortgage product offerings.

Financial Marketing Services

Revenue decreased 9% and 6% for the second quarter and first six months of 2018, respectively, as compared to the prior year periods. The decreases for the second quarter and first six months of 2018 were due to a reduction in projects delivered.

USIS Operating Margin

USIS operating margin decreased from 45.1% in the second quarter of 2017 to 38.9% in the second quarter of 2018 and decreased from 43.5% in the first six months of 2017 to 37.6% in the first six months of 2018. The margin reductions were due to the decrease in revenue as well as the increase in royalties and incremental IT and data security costs.

International

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
International	2018	2017	$	%		2018	2017	$	%
	(In millions)					(In millions)
Operating revenue:
Asia Pacific	$86.1	$76.5	$9.6	12%		$168.5	$148.5	$20.0	13%
Europe	72.3	68.5	3.8	6%		143.0	130.2	12.8	10%
Latin America	54.2	52.9	1.3	2%		110.1	104.0	6.1	6%
Canada	37.7	33.5	4.2	13%		73.2	65.0	8.2	13%
Total operating revenue	$250.3	$231.4	$18.9	8%		$494.8	$447.7	$47.1	11%
% of consolidated revenue	28%	27%				28%	27%
Total operating income	$37.0	$46.1	$(9.1)	(20)%		$73.7	$75.9	$(2.2)	(3)%
Operating margin	14.8%	19.9%		(5.1)	%pts	14.9%	17.0%		(2.1)	%pts
nm - not meaningful.

International revenue increased 8% and 11% in the second quarter and first six months of 2018, respectively, as compared to the prior year periods. Local currency revenue growth for the second quarter and first six months of 2018 was 8% and 8%, respectively, driven by growth across the Asia Pacific, Latin America, and Canada regions. Local currency fluctuations against the U.S. dollar were flat in the second quarter of 2018 and positively impacted revenue by $9.9 million in the first six months of 2018.

Asia Pacific

On a local currency basis, revenue increased 12% and 11% in the second quarter and first six months of 2018, respectively, as compared to the prior year periods. The increase for both periods is driven by growth in Australia due to a 2017 acquisition as well as growth in our commercial business. Local currency fluctuations positively impacted revenue by $0.2 million, or 0%, and $3.0 million, or 2%, for the second quarter and first six months of 2018, respectively. Reported revenue increased 12% and 13% in the second quarter and first six months of 2018, respectively.

Europe

On a local currency basis, revenue decreased 1% and remained flat in the second quarter and first six months of 2018, respectively, as compared to the prior year periods. The changes are primarily due to a decline in debt management services, partially offset by growth in U.K. and Spain credit operations revenue. Local currency fluctuations against the U.S. dollar positively impacted revenue by $4.8 million, or 7%, and $12.9 million, or 10%, for the second quarter and first six months of 2018, respectively. Reported revenue increased 6% and 10% in the second quarter and first six months of 2018, respectively.

Latin America

On a local currency basis, revenue increased 15% in the second quarter and first six months of 2018, as compared to the prior year periods, driven by core revenue growth primarily in Argentina, Chile and Ecuador. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $6.6 million, or 12%, and $9.3 million, or 9%, in the second quarter and first six months of 2018, respectively. Reported revenue increased by 2% and 6% in the second quarter and first six months of 2018, respectively.

Canada

On a local currency basis, revenue increased 8% in the second quarter and first six months of 2018, as compared to the prior year periods, due to broad based revenue growth. Local currency fluctuations against the U.S. dollar positively impacted revenue by $1.6 million, or 5%, and $3.2 million, or 5%, in the second quarter and first six months of 2018, respectively. Reported revenue increased by 13% in the second quarter and first six months of 2018.

International Operating Margin

Operating margin decreased from 19.9% in the second quarter of 2017 to 14.8% in the second quarter of 2018 and from 17.0% in the first six months of 2017 to 14.9% in the first six months of 2018. The reduced margins are due to an increase in incremental IT and data security costs.

Workforce Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Workforce Solutions	2018	2017	$	%		2018	2017	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$149.3	$130.3	$19.0	15%		$277.7	$245.4	$32.3	13%
Employer Services	58.3	64.2	(5.9)	(9)%		141.0	149.1	(8.1)	(5)%
Total operating revenue	$207.6	$194.5	$13.1	7%		$418.7	$394.5	$24.2	6%
% of consolidated revenue	24%	23%				24%	23%
Total operating income	$83.9	$89.0	$(5.1)	(6)%		$173.9	$178.4	$(4.5)	(3)%
Operating margin	40.4%	45.7%		(5.3)	%pts	41.5%	45.2%		(3.7)	%pts

Workforce Solutions revenue increased by 7% and 6% in the second quarter and first six months of 2018, respectively, as compared to the prior year periods. The increase for the second quarter and first six months was due to strong growth in verification services in the government, mortgage, talent solutions, and healthcare verticals.

Verification Services

Revenue increased 15% and 13% in the second quarter and first six months of 2018, respectively, as compared to the prior year periods due to strong growth in government, mortgage, talent solutions, and healthcare verticals, and continued addition of new records to The Work Number database.

Employer Services

Revenue decreased 9% and 5% in the second quarter and first six months of 2018, respectively, as compared to the prior year periods. The decrease in both periods is due to decreased revenue in unemployment claims and other employer services.

Workforce Solutions Operating Margin

Operating margin decreased from 45.7% for the second quarter of 2017 to 40.4% for the second quarter of 2018 and decreased from 45.2% for the first six months of 2017 to 41.5% for the first six months of 2018. The reduced margins were due to increased costs in people, incremental IT and data security, and royalties.

Global Consumer Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Global Consumer Solutions	2018	2017	$	%		2018	2017	$	%
	(In millions)					(In millions)
Total operating revenue	$94.4	$98.9	$(4.5)	(5)%		$197.6	$204.8	$(7.2)	(4)%
% of consolidated revenue	11%	11%				11%	12%
Total operating income	$19.0	$27.4	$(8.4)	(31)%		$49.1	$58.2	$(9.1)	(16)%
Operating margin	20.1%	27.7%		(7.6)	%pts	24.8%	28.4%		(3.6)	%pts

Revenue decreased 5% and 4% for the second quarter and first six months of 2018, respectively, as compared to the prior year periods. Local currency revenue decreased 5% and 4% in the second quarter and first six months of 2018, respectively. The change is due to a decrease in our consumer direct revenue in the U.S. and UK as we ceased advertising our consumer business in the U.S. in September 2017 following the cybersecurity incident and were impacted by the Global Data Protection Regulations in the UK. This decrease was partially offset by an increase in our partner revenue, which includes revenue from the ID Watchdog acquisition. We do not intend to advertise our U.S. paid products through the third quarter of 2018 and expect a decrease in revenue for the corresponding period. Local currency fluctuations positively impacted the U.S. dollar by $0.5 million, or 1%, and $1.7 million, or 1%, on revenue for the second quarter and first six months of 2018, respectively. Operating margin decreased from 27.7% in the second quarter of 2017 to 20.1% in the second quarter of 2018 and from 28.4% in the first six months of 2017 to 24.8% in the first six months of 2018. The reduced margins are due to lower revenue and increases in IT and data security costs, partially offset by the decreased advertising costs.

General Corporate Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
General Corporate Expense	2018	2017	$	%	2018	2017	$	%
	(In millions)				(In millions)
General corporate expense	$72.6	$46.3	$26.3	57%	$196.1	$107.4	$88.7	83%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense increased $26.3 million and $88.7 million in the second quarter and first six months of 2018, respectively, as compared to the prior year periods. The increase in both periods is due to costs related to the cybersecurity incident, incremental IT and data security as well as insurance, professional fees and people.

LIQUIDITY AND FINANCIAL CONDITION

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. We continue to generate substantial cash from operating activities, remain in a strong financial position, and manage our capital structure to meet short- and long-term objectives including reinvestment in existing businesses and strategic acquisitions.

Sources and Uses of Cash

Funds generated by operating activities, our commercial paper program, credit facilities and Receivables Facility are our most significant sources of liquidity. We expect that funds generated by operating activities will be sufficient to finance our anticipated working capital and other cash requirements (such as ongoing capital expenditures associated with near-term actions to enhance IT systems and data security, legal fees and other professional services costs associated with the cybersecurity incident, interest payments, debt payments, potential pension funding contributions, and dividend payments) for the foreseeable future. However, currently it is not possible to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of the proceedings and investigations resulting from the 2017 cybersecurity incident. Such potential payments, if great enough, could have an adverse effect on our liquidity. In this case, funds generated from operating activities and our credit facilities may not be sufficient to pay such damages, costs, penalties, and fines. See Part I, Item 1A. Risk Factors "The government investigations and litigation resulting from the 2017 cybersecurity incident will continue to adversely impact our business and results of operations" in our 2017 Form 10-K and Part II, Item 1. Legal Proceedings. At June 30, 2018, $884.5 million and $216.8 million was available to borrow under our

Revolver and Receivables Facility, respectively, and we had cash and cash equivalents of $327.4 million included in our Consolidated Balance Sheets. In the event that additional financing is needed, we would finance using the public and private corporate bond markets and/or syndicated loan markets.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of June 30, 2018, we held $114.9 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2018	2017	2018 vs. 2017
	(In millions)
Operating activities	$354.8	$329.1	$25.7
Investing activities	$(149.4)	$(100.9)	$(48.5)
Financing activities	$(205.0)	$44.3	$(249.3)

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2018 increased by $25.7 million over the prior year, due to improvement in our working capital position, partially offset by the decrease in net income.

Investing Activities

Capital Expenditures

	Six Months Ended June 30,		Change
Net cash used in:	2018	2017	2018 vs. 2017
	(In millions)
Capital expenditures*	$(118.7)	$(99.9)	$(18.8)
*Amounts above are total cash outflows for capital expenditures.

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, the licensing of standard software applications, investing in system reliability, security and disaster recovery enhancements, and updating or expanding our office facilities. Capital expenditures in the first six months of 2018 increased by $18.8 million from the same period in 2017 as we are continuing to invest in enhanced IT systems and data security and technology infrastructure.

Acquisitions, Divestitures and Investments

	Six Months Ended June 30,		Change
Net cash used in:	2018	2017	2018 vs. 2017
	(In millions)
Acquisitions, net of cash acquired	$(30.7)	$(9.6)	$(21.1)
Cash received from sale of asset	$—	$8.6	$(8.6)

During the first six months of 2018, we completed acquisitions in our Workforce Solutions and International segments. During the first six months of 2017, we did not have material acquisition, divestiture or investment activity.

Financing Activities

Borrowings and Credit Facility Availability

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2018	2017	2018 vs. 2017
	(In millions)
Net short-term borrowings (repayments)	$(960.2)	$208.8	$(1,169.0)
Payments on long-term debt	$(100.0)	$(50.0)	$(50.0)
Borrowings on long-term debt	$994.8	$—	$994.8

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

At June 30, 2018, there were no outstanding commercial paper notes, $15.5 million of letters of credit outstanding and there were no outstanding borrowings under the Revolver. At June 30, 2018, a total of $884.5 million was available under our Revolver.

At June 30, 2018, 89% of our debt was fixed-rate debt and 11% was effectively variable debt. Our variable-rate debt consists of the floating rate senior notes. The interest rates reset periodically, depending on the terms of the respective financing agreements. At June 30, 2018, the interest rate on our variable-rate debt is 3.2%.

Borrowing and Repayment Activity

Net short-term borrowings (repayments) primarily represent borrowings or repayments of outstanding amounts under our CP program. We primarily borrow under our CP program, as needed and availability allows. During the second quarter of 2018, we paid off the outstanding borrowings on our CP program and Term Loan with the proceeds from the issuance of the 2021, Floating Rate, and 2023 senior notes.

The increase in net short-term borrowings (repayments) in the first six months of 2017 primarily reflects the net activity of CP notes.

Payments on long-term debt reflect $100.0 million and $50.0 million payments made on our Revolver and Term Loan in the first six months of 2018 and 2017, respectively.

Borrowings on long-term debt represent the net proceeds received from the issuance of our 2021, Floating Rate, and 2023 senior notes in the second quarter of 2018.

There were no borrowings under the Receivables Facility at June 30, 2018. The Receivables Facility was supported by $216.8 million of accounts receivable as collateral at June 30, 2018 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and Revolver, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on mortgages, liens, and sale/leaseback transactions. In addition, the Revolver require us to maintain a maximum leverage ratio of not more than 3.5 to 1.0. As of June 30, 2018, we were in compliance with all of our debt covenants.

The Company does not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 2.3% senior notes due 2021, 3.6% senior notes due 2021, Floating Rate Notes due 2021, 3.3% senior notes due 2022, 3.95% senior notes due 2023, 3.25% senior notes due 2026, and 7.0% senior notes due 2037 (together, the “Senior Notes”) contain change in control provisions. If the Company experiences a change in control or publicly announces the Company's intention to effect a change in control and the rating on the Senior Notes is lowered by each of Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change in control or notice thereof, we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. As of June 30, 2018, our S&P credit rating was BBB+ with a negative outlook and our Moody's credit rating was Baa1 with a stable outlook. These ratings are subject to change as events and circumstances change.

 For additional information about our debt, including the terms of our financing arrangements, basis for floating interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

Equity Transactions

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2018	2017	2018 vs. 2017
	(In millions)
Dividends paid to Equifax shareholders	$(93.9)	$(93.9)	$—
Dividends paid to noncontrolling interests	$(8.7)	$(6.6)	$(2.1)
Proceeds from exercise of stock options	$5.7	$13.0	$(7.3)
Payment of taxes related to settlement of equity awards	$(12.6)	$(27.0)	$14.4
Purchase of redeemable noncontrolling interests	$(21.3)	$(3.6)	$(17.7)

Sources and uses of cash related to equity during the six months ended June 30, 2018 and 2017 were as follows:

-	During the first six months of 2018, we did not repurchase any shares of our stock.

-
We maintained our quarterly dividend of $0.39 per share in the second quarter of 2018. We paid cash dividends to Equifax shareholders of $93.9 million, or $0.78 per share, during the six months ended June 30, 2018 and 2017.

-	We received cash of $5.7 million and $13.0 million during the first six months of 2018 and 2017, respectively, from the exercise of stock options.

At June 30, 2018, the Company had $590.1 million remaining for stock repurchases under the existing Board authorization.

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

Foreign Currency

Argentina has experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina has been deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we will account for Argentina as highly inflationary and do not expect it to have a material impact on our consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2017 Form 10-K. There were no material changes to our market risk exposure during the three and six months ended June 30, 2018.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cybersecurity Incident Litigation, Claims and Government Investigations. Following the 2017 cybersecurity incident, hundreds of class actions were filed against us in federal, state and Canadian courts relating to the 2017 cybersecurity incident. The plaintiffs in these cases, who purport to represent various classes of consumers and small businesses, generally claim to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief. In addition, certain class actions have been filed by financial institutions that allege their businesses have been placed at risk due to the 2017 cybersecurity incident and generally assert various common law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims. The financial institution class actions seek compensatory damages and other related relief. Furthermore, a lawsuit has been filed against us by the City of Chicago with respect to the 2017 cybersecurity incident alleging violations of state laws and local ordinances governing protection of personal data, consumer fraud and breach notice requirements and business practices and seeking declaratory and injunctive relief and the imposition of fines the aggregate amount of which the complaint does not specifically quantify. Beginning on December 6, 2017 and pursuant to multiple subsequent orders, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation and transfer for pre-trial proceedings with respect to the U.S. cases pending in federal court discussed above, including the City of Chicago action, to the Northern District of Georgia as the single U.S. District Court for centralized pre-trial proceedings. Based on this order, consolidated proceedings with respect to U.S. consumer, small business, and financial institution federal class actions related to the 2017 cybersecurity incident have been conducted in the U.S. District Court for the Northern District of Georgia (“MDL Court”). The MDL Court has established separate tracks for the consumer and financial institution cases and appointed lead counsel on behalf of plaintiffs in both tracks. Separate consolidated nationwide class action complaints have been filed on behalf of consumer, small business, and financial institution plaintiffs. The cases before the MDL Court are in preliminary stages. We have moved to dismiss the consolidated complaints filed by the U.S. consumers and the financial institutions, and intend to file a motion to dismiss the small business complaint. In addition to these federal court proceedings, several putative class actions arising from the 2017 cybersecurity incident have been filed against us in the Fulton County Superior Court in Georgia based on similar allegations and theories as alleged in the U.S. consumer class actions seeking monetary damages, injunctive relief and other related relief on behalf of Georgia citizens. These cases have been transferred to a single judge in the Fulton County Business Court and three of the cases were consolidated into a single action. Six Canadian class actions, four of which are on behalf of a national class, have been filed against us in Ontario, Saskatchewan, Quebec and British Columbia. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. All such actions are at the preliminary stages and one action has been stayed. In addition, civil enforcement actions have been filed against us by the Attorneys General of Massachusetts and West Virginia alleging violations of state/commonwealth consumer protection laws. The Massachusetts action is pending in Suffolk Superior Court and seeks permanent injunctive relief, civil penalties, restitution, disgorgement of profits, costs, and attorneys’ fees. The West Virginia action is pending in the Circuit Court of Boone County and seeks civil penalties and attorneys’ fees. The Attorney General of Puerto Rico filed an action against us in the United States District Court for the District of Puerto Rico alleging negligence and seeking monetary damages on behalf of aggrieved residents of Puerto Rico, disgorgement of profits, costs, and attorneys’ fees. These three cases are all at the preliminary stages. Finally, a lawsuit has been filed against us by the City of San Francisco in Superior Court in the City of San Francisco alleging violations of California’s unfair competition law due to purported violations of statutory protections of personal data and statutory data breach requirements and seeking statutory penalties, injunctive relief, and restitution for California consumers among other relief. The City of San Francisco action has been stayed by the court. We dispute the allegations in the complaints described above and intend to defend against such claims.

In addition, we continue to cooperate with federal, state, city and foreign governmental agencies and officials investigating or otherwise seeking information and/or documents, including through Civil Investigative Demands and subpoenas, regarding the 2017 cybersecurity incident and related matters, including48state Attorneys General offices, as well as the District of Columbia, the Federal Trade Commission ("FTC"), the Consumer Financial Protection Bureau ("CFPB"), the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, the New York Department of Financial Services, the New York Department of State-Division of Consumer Protection, other U.S. state regulators, the Financial Industry Regulatory Authority, certain Congressional committees of both the U.S. Senate and House of Representatives, the United Kingdom’s Financial Conduct Authority (“FCA”), the Information Commissioner’s Office in the United Kingdom and the Office of the Privacy Commissioner of Canada. On June 13, 2018, the CFPB and FTC provided us with notice that the staff of the CFPB and FTC are considering recommending that their respective agencies take legal action against us, and that the agencies may seek injunctive relief against us, as well as damages and civil money penalties. We submitted a written response to the CFPB and FTC addressing their expected allegations and we continue to cooperate with the agencies in their investigation. Although we are actively cooperating with that above investigations and inquiries, an adverse outcome to any such investigations and inquiries could subject us to fines or other obligations, which may have an adverse effect on how we operate our business or our results of operations. In addition, we continue to cooperate with the SEC and the U.S. Attorney’s Office for the Northern District of Georgia regarding investigations into the trading activities by certain of our current and former employees in relation to the 2017 cybersecurity incident.

On June 25, 2018, we entered into a Consent Order with state banking regulators in response to their multi-state review of the Company's information technology and security controls.

TransUnion Litigation. On November 27, 2017, Trans Union LLC and TransUnion Interactive, Inc. (collectively, “TransUnion”) filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Equifax Information Services LLC, Equifax Inc., and Equifax Consumer Services LLC f/k/a Equifax Consumer Services, Inc. In its lawsuit, TransUnion asserts claims for declaratory relief, breach of contract, and anticipatory repudiation of contract based on our Reciprocal Data Supply Agreement (the “Agreement”), which sets forth the pricing terms for credit monitoring supplied by the parties to each other. TransUnion seeks a declaration regarding its contractual rights under the Agreement and monetary damages. On January 26, 2018, we moved to dismiss TransUnion’s claims. On June 19, 2018, the court granted in part and denied in part our motion to dismiss, dismissing Equifax Inc. from the case. Discovery has now commenced and is scheduled to end in January 2019. We dispute the allegations by TransUnion and intend to defend against its claims.

Securities Class Action Litigation. A consolidated putative class action lawsuit alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls is pending against us and certain of our current and former officers and directors in the U.S. District Court for the Northern District of Georgia. The consolidated complaint seeks certification of a class of all persons who purchased or otherwise acquired Equifax securities from February 25, 2016 through September 15, 2017 and unspecified monetary damages, costs and attorneys’ fees. The defendants have moved to dismiss the complaint. We dispute the allegations in the complaint and intend to defend against the claims.

Shareholder Derivative Litigation. A consolidated putative shareholder derivative action naming certain of our current and former executives, officers, and directors as defendants and naming us as a nominal defendant is pending in the U.S. District Court for the Northern District of Georgia. Among other things, the consolidated complaint alleges claims for breaches of fiduciary duties, unjust enrichment, corporate waste, and insider selling by certain defendants, as well as certain claims under the federal securities laws. The complaint seeks unspecified damages on behalf of the Company, plus certain equitable relief. We have appointed a committee of independent directors empowered to evaluate and respond in our best interests to the claims and related litigation demands.

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

California Bankruptcy Litigation. In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award. Mailing of the supplemental notice was completed on February 15, 2011 and the deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order vacating the settlement and remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiffs and granted the motion of counsel for the settling plaintiffs to be appointed as interim lead class counsel. On March 28, 2016, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s lead counsel appointment. On January 9, 2017, the United States Supreme Court denied the objectors’ Petition for a Writ of Certiorari. The parties re-engaged in settlement discussions, including participation in mediations in August 2016 and November 2016, and reached an agreement to again settle the monetary claims. Settlement documents were filed with the District Court on April 14, 2017. On June 16, 2017, the Court granted preliminary approval of the proposed settlement, conditionally certified the settlement class, and appointed class counsel and administrator. A Final Fairness Hearing was held on December 11, 2017 and on April 6, 2018, the Court granted final approval. A Notice of Appeal was filed on May 7, 2018. Following the Notice of Appeal, the parties reached a Stipulation Regarding Attorneys’ Fees and Costs with the District Court subject to affirmance of the settlement with the U.S. Court of Appeals for the Ninth Circuit. The Ninth Circuit issued a briefing schedule on July 3, 2018.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 30, 2018:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
April 1 - April 30, 2018	963	$—	—	$590,092,166
May 1 - May 31, 2018	501	$—	—	$590,092,166
June 1 - June 30, 2018	883	$—	—	$590,092,166
Total	2,347

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 963 shares for the month of April 2018, 501 shares for the month of May 2018, and 883 shares for the month of June 2018.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At June 30, 2018, the amount authorized for future share repurchases under the share repurchase program was $590.1 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 5.  OTHER INFORMATION

As previously disclosed, Richard Smith retired from Equifax on September 26, 2017. However, all decisions related to the characterization of Mr. Smith's departure and any benefits owed to him were deferred to allow the Board of Directors to complete an independent review of matters relating to the 2017 cybersecurity incident. The Compensation Committee of the Board, advised by independent counsel, completed its review and determined that Mr. Smith is entitled to receive equity previously awarded to him pursuant to the Company's 2008 Omnibus Incentive Plan, and that he has retired from Equifax under the terms of the governing award agreements. Consequently, the shares that he would have been entitled to receive upon vesting in February 2018 and that were placed in escrow were released to Mr. Smith during the third quarter of 2018. Mr. Smith also is eligible to participate in the Company's retiree medical program.

ITEM 6.  EXHIBITS

Exhibit No.	Description
4.1
Third Supplemental Indenture, dated as of May 25, 2018, between Equifax Inc. and U.S. Bank National Association, as Trustee, including the form of 2021 Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed May 25, 2018)

4.2
Fourth Supplemental Indenture, dated as of May 25, 2018, between Equifax Inc. and U.S. Bank National Association, as Trustee, including the form of 2023 Note as Exhibit A (incorporated by reference to Exhibit 4.2 to Equifax’s Form 8-K filed May 25, 2018)

4.3
Fifth Supplemental Indenture, dated as of May 25, 2018, between Equifax Inc. and U.S. Bank National Association, as Trustee, including the form of Floating Rate Note as Exhibit A (incorporated by reference to Exhibit 4.3 to Equifax’s Form 8-K filed May 25, 2018)

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

Equifax Inc.
(Registrant)

Date:	July 26, 2018	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2018		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	July 26, 2018		/s/ Nuala M. King
Nuala M. King
Senior Vice President and Corporate Controller
(Principal Accounting Officer)