Form 10-Q
period 2018-09-30
EQUIFAX INC
filed 2018-10-25
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On October 12, 2018, there were 120,575,077 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2018

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events, plans or developments that we expect or anticipate will occur in the future, including statements relating to future operating results and statements related to the cybersecurity incident reported in the third quarter of 2017 and impact of the Tax Cuts and Jobs Act of 2017, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections, including without limitation our expectation regarding the Company's outlook and expected increases in costs related to the 2017 cybersecurity incident referenced below in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — "Business Overview—Business Environment and Company Outlook." These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2017, in Part II, "Item 1A. Risk Factors" and elsewhere in this report, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2018	2017
(In millions, except per share amounts)
Operating revenue	$834.2	$834.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	376.7	297.3
Selling, general and administrative expenses	317.5	310.4
Depreciation and amortization	75.9	72.4
Total operating expenses	770.1	680.1
Operating income	64.1	154.7
Interest expense	(26.7)	(21.4)
Other income, net	1.3	2.7
Consolidated income before income taxes	38.7	136.0
Provision for income taxes	0.9	(35.5)
Consolidated net income	39.6	100.5
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.2)	(4.2)
Net income attributable to Equifax	$38.4	$96.3
Basic earnings per common share:
Net income attributable to Equifax	$0.32	$0.80
Weighted-average shares used in computing basic earnings per share	120.5	120.1
Diluted earnings per common share:
Net income attributable to Equifax	$0.32	$0.79
Weighted-average shares used in computing diluted earnings per share	121.6	121.4
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
(In millions, except per share amounts)
Operating revenue	$2,576.8	$2,523.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	1,068.2	891.9
Selling, general and administrative expenses	875.4	778.6
Depreciation and amortization	231.3	214.2
Total operating expenses	2,174.9	1,884.7
Operating income	401.9	639.1
Interest expense	(77.0)	(70.1)
Other income, net	6.4	5.3
Consolidated income from operations before income taxes	331.3	574.3
Provision for income taxes	(51.7)	(150.8)
Consolidated net income	279.6	423.5
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(5.4)	(8.5)
Net income attributable to Equifax	$274.2	$415.0
Basic earnings per common share:
Net income attributable to Equifax	$2.28	$3.45
Weighted-average shares used in computing basic earnings per share	120.3	120.1
Diluted earnings per common share:
Net income attributable to Equifax	$2.26	$3.41
Weighted-average shares used in computing diluted earnings per share	121.5	121.6
Dividends per common share	$1.17	$1.17

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,
	2018			2017
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$38.4	$1.2	$39.6	$96.3	$4.2	$100.5
Other comprehensive income (loss):
Foreign currency translation adjustment	(43.2)	(0.7)	(43.9)	91.1	1.2	92.3
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	3.9	—	3.9	2.6	—	2.6
Comprehensive income (loss)	$(0.9)	$0.5	$(0.4)	$190.0	$5.4	$195.4

	Nine Months Ended September 30,
	2018			2017
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$274.2	$5.4	$279.6	$415.0	$8.5	$423.5
Other comprehensive income (loss):
Foreign currency translation adjustment	(161.3)	6.2	(155.1)	209.7	3.4	213.1
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	11.9	—	11.9	7.6	—	7.6
Change in cumulative loss from cash flow hedging transactions, net	—	—	—	(0.2)	—	(0.2)
Comprehensive income (loss)	$124.8	$11.6	$136.4	$632.1	$11.9	$644.0

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$253.4	$336.4
Trade accounts receivable, net of allowance for doubtful accounts of $11.5 and $9.1 at September 30, 2018 and December 31, 2017, respectively	467.9	444.8
Prepaid expenses	90.6	94.3
Other current assets	75.6	122.9
Total current assets	887.5	998.4
Property and equipment:
Capitalized internal-use software and system costs	607.3	427.9
Data processing equipment and furniture	326.3	306.6
Land, buildings and improvements	213.2	212.5
Total property and equipment	1,146.8	947.0
Less accumulated depreciation and amortization	(451.6)	(380.0)
Total property and equipment, net	695.2	567.0
Goodwill	4,162.8	4,184.0
Indefinite-lived intangible assets	94.9	95.0
Purchased intangible assets, net	1,132.8	1,247.0
Other assets, net	160.8	142.0
Total assets	$7,134.0	$7,233.4
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.1	$965.3
Accounts payable	139.6	110.3
Accrued expenses	179.8	160.9
Accrued salaries and bonuses	96.5	119.4
Deferred revenue	104.9	108.4
Other current liabilities	220.3	209.2
Total current liabilities	744.2	1,673.5
Long-term debt	2,629.4	1,739.0
Deferred income tax liabilities, net	298.6	305.1
Long-term pension and other postretirement benefit liabilities	135.7	175.8
Other long-term liabilities	84.6	101.0
Total liabilities	3,892.5	3,994.4
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at September 30, 2018 and December 31, 2017; Outstanding shares - 120.6 and 120.1 at September 30, 2018 and December 31, 2017, respectively	236.6	236.6
Paid-in capital	1,347.4	1,332.7
Retained earnings	4,740.1	4,600.6
Accumulated other comprehensive loss	(561.4)	(412.0)
Treasury stock, at cost, 68.1 shares and 68.6 shares at September 30, 2018 and December 31, 2017, respectively	(2,572.3)	(2,577.6)
Stock held by employee benefit trusts, at cost, 0.6 shares at September 30, 2018 and December 31, 2017	(5.9)	(5.9)
Total Equifax shareholders' equity	3,184.5	3,174.4
Noncontrolling interests including redeemable noncontrolling interests	57.0	64.6
Total equity	3,241.5	3,239.0
Total liabilities and equity	$7,134.0	$7,233.4

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Operating activities:
Consolidated net income	$279.6	$423.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	235.3	216.7
Stock-based compensation expense	32.8	34.6
Deferred income taxes	(13.4)	(40.6)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(32.1)	(14.9)
Other assets, current and long-term	33.7	(24.4)
Current and long term liabilities, excluding debt	(28.5)	13.8
Cash provided by operating activities	507.4	608.7
Investing activities:
Capital expenditures	(208.1)	(157.5)
Acquisitions, net of cash acquired	(115.8)	(77.3)
Cash received from sale of asset	5.6	8.6
Investment in unconsolidated affiliates, net	(6.9)	—
Cash used in investing activities	(325.2)	(226.2)
Financing activities:
Net short-term (repayments) borrowings	(960.9)	354.9
Payments on long-term debt	(100.0)	(322.5)
Borrowings on long-term debt	994.5	—
Treasury stock purchases	—	(77.1)
Dividends paid to Equifax shareholders	(140.8)	(140.7)
Dividends paid to noncontrolling interests	(8.7)	(8.2)
Proceeds from exercise of stock options	11.3	18.8
Payment of taxes related to settlement of equity awards	(18.8)	(28.0)
Purchase of redeemable noncontrolling interests	(23.5)	—
Debt issuance costs	(7.6)	—
Payment of contingent consideration	(1.5)	—
Cash used in financing activities	(256.0)	(202.8)
Effect of foreign currency exchange rates on cash and cash equivalents	(9.2)	6.4
(Decrease) increase in cash and cash equivalents	(83.0)	186.1
Cash and cash equivalents, beginning of period	336.4	129.3
Cash and cash equivalents, end of period	$253.4	$315.4

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2018

(Unaudited)

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2017	120.1	$236.6	$1,332.7	$4,600.6	$(412.0)	$(2,577.6)	$(5.9)	$64.6	$3,239.0
Net income	—	—	—	274.2	—	—	—	5.4	279.6
Other comprehensive (loss) income	—	—	—		(141.4)	—	—	6.2	(135.2)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.5	—	(12.5)	—	—	5.3	—	—	(7.2)
Cash dividends ($1.17 per share)	—	—	—	(141.5)	—	—	—	—	(141.5)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation expense	—	—	32.8	—	—	—	—	—	32.8
Purchases of redeemable noncontrolling interests	—	—	(6.3)	—	(8.0)	—	—	(7.9)	(22.2)
Redeemable noncontrolling interest adjustment	—	—	—	2.6	—	—	—	(2.6)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(8.7)	(8.7)
Cumulative adjustment from change in accounting principle (Note 2)	—	—	—	4.2	—	—	—	—	4.2
Balance, September 30, 2018	120.6	$236.6	$1,347.4	$4,740.1	$(561.4)	$(2,572.3)	$(5.9)	$57.0	$3,241.5

At September 30, 2018, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

Accumulated Other Comprehensive Loss consists of the following components:

	September 30, 2018	December 31, 2017
	(In millions)
Foreign currency translation	$(264.6)	$(103.3)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $91.8 and $95.6 at September 30, 2018 and December 31, 2017, respectively	(295.6)	(257.5)
Cash flow hedging transactions, net of accumulated tax of $0.7 at September 30, 2018 and December 31, 2017, respectively	(1.2)	(1.2)
Impact of Tax Cuts and Jobs Act of 2017	—	(50.0)
Accumulated other comprehensive loss	$(561.4)	$(412.0)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of September 30, 2018, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, we have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and Dubai, and have an investment in a consumer and commercial credit information company in Brazil.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Weighted-average shares outstanding (basic)	120.5	120.1	120.3	120.1
Effect of dilutive securities:
Stock options and restricted stock units	1.1	1.3	1.2	1.5
Weighted-average shares outstanding (diluted)	121.6	121.4	121.5	121.6

For the three and nine months ended September 30, 2018 and 2017, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for similar publicly traded instruments, and for non-publicly traded instruments through valuation techniques involving observable inputs based on the specific characteristics of the debt instrument. As of September 30, 2018 and December 31, 2017, the fair value of our long-term debt, including the current portion, was $2.7 billion and $2.1 billion, respectively, compared to its carrying value of $2.7 billion and $2.1 billion, respectively.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$37.7	$37.7	$—	$—
Deferred Compensation Plan Liability(1)	(37.7)	—	(37.7)	—
Total	$—	$37.7	$(37.7)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed various acquisitions during the nine months ended September 30, 2018 and the year ended December 31, 2017. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations.

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

Other Current Assets. Other current assets on our Consolidated Balance Sheets represent amounts receivable from tax authorities, insurance recoveries receivable, and the current portion of the Company's right to consideration in exchange for goods or services that the entity has transferred to a customer (contract assets). Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2018, these assets were approximately $19.7 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent our investment in unconsolidated affiliates, our equity investment in Brazil, the long-term portion of the Company's right to consideration in exchange for goods or services that the entity has transferred to a customer (contract assets), assets related to life insurance policies covering certain officers of the Company, and employee benefit trust assets.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 5, interest expense, accrued employee benefits, accrued payroll and other taxes, and accrued legal expenses. Other current liabilities also include corresponding amounts of other current assets, related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2018, these funds were approximately $19.7 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Change in Accounting Principle. In February 2018, the FASB issued Accounting Standards Update ("ASU") 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220)." The guidance provides companies the option to eliminate the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017. The guidance is effective for annual periods beginning after December 31, 2018, with early adoption permitted for reporting periods for which financial statements have not been issued and can be applied retrospectively. As such, we have adopted this guidance as of December 31, 2017 resulting in the reclassification of $50.0 million from accumulated other comprehensive income to retained earnings related to the change in tax rate, as prescribed in the guidance.

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

In March 2017, the FASB issued ASU 2017-07 "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715)." This new guidance changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendment also allows only the service cost component to be eligible for capitalization, when applicable. The retrospective adoption of this guidance resulted in the reclassification of $1.8 million and $5.4 million from selling, general and administrative expenses to other income, net in the Consolidated Statements of Income for the three and nine months ended September 30, 2017, respectively, and the recognition of $1.0 million and $3.0 million in selling, general, and administrative expenses and $2.2 million and $6.6 million in other income, net in the Consolidated Statements of Income for the three and nine months ended September 30, 2018, respectively. We do not capitalize any components of pension costs.

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

In July 2018, the FASB approved an additional optional transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will be adopting the standard using this optional transition method. At our current point in the adoption of the standard, we do not expect the adoption to have a material impact on our consolidated financial statements. While we are continuing to assess potential impacts of the standard, we currently expect the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases. We expect our accounting for capital leases to remain substantially unchanged.

Credit Losses. In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. We do not expect the adoption of the standard to have a material impact on our consolidated financial statements.

Fair Value Measurements. In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" which eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods therein, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The adoption of this standard will have an impact on our disclosures and will not materially impact our consolidated financial statements.

Retirement Benefits. In August 2018, the FASB issued ASU No. 2018-14 "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans" which requires minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. The adoption of this standard will have an impact on our disclosures and will not materially impact our consolidated financial statements.

Cloud Computing Arrangements. In August 2018, the FASB issued ASU No. 2018-15 "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." ASU 2018-15 requires that issuers follow the internal-use software guidance in Accounting Standards Codification (ASC) 350-40 to determine which costs to capitalize as assets or expense as incurred. The ASC 350-40 guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods therein. We are evaluating the impact of the adoption of the standard on our consolidated financial statements.

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

The effect of the adoption on key financial statement line items for the three and nine months ended September 30, 2018 is as follows:

	Three Months Ended September 30, 2018		Change
Income Statement	Prior to ASU 2014-09 adoption	As reported under ASU 2014-09	$	%
	(In millions, except per share data)
Operating revenue	$833.6	$834.2	$0.6	—%
Consolidated income from operations before income taxes	$38.1	$38.7	$0.6	2%
Consolidated net income	$39.1	$39.6	$0.5	1%
Net income attributable to Equifax	$37.9	$38.4	$0.5	1%
Basic earnings per common share:
Net income attributable to Equifax	$0.31	$0.32	$0.01	3%
Diluted earnings per common share:
Net income attributable to Equifax	$0.31	$0.32	$0.01	3%

	Nine Months Ended September 30, 2018		Change
Income Statement	Prior to ASU 2014-09 adoption	As reported under ASU 2014-09	$	%
	(In millions, except per share data)
Operating revenue	$2,575.2	$2,576.8	$1.6	—%
Consolidated income from operations before income taxes	$329.7	$331.3	$1.6	—%
Consolidated net income	$278.4	$279.6	$1.2	—%
Net income attributable to Equifax	$273.0	$274.2	$1.2	—%
Basic earnings per common share:
Net income attributable to Equifax	$2.27	$2.28	$0.01	—%
Diluted earnings per common share:
Net income attributable to Equifax	$2.25	$2.26	$0.01	—%

	September 30, 2018		Change
Balance Sheet	Prior to ASU 2014-09 adoption	As reported under ASU 2014-09	$	%
	(In millions)
Other current assets	$75.3	$75.6	$0.3	—%
Other assets, net	$154.1	$160.8	$6.7	4%
Total assets	$7,127.0	$7,134.0	$7.0	—%
Deferred income tax liabilities, net	$295.8	$298.6	$2.8	1%
Total liabilities	$3,889.7	$3,892.5	$2.8	—%
Retained earnings	$4,735.9	$4,740.1	$4.2	—%
Total equity	$3,237.3	$3,241.5	$4.2	—%
Total liabilities and equity	$7,127.0	$7,134.0	$7.0	—%

Revenue Recognition. Based on the information management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2018	2017	$	%	2018	2017	$	%
	(In millions)
Online Information Solutions	$222.4	$221.0	$1.4	1%	$666.2	$678.7	$(12.5)	(2)%
Mortgage Solutions	39.0	38.8	$0.2	1%	126.2	116.1	$10.1	9%
Financial Marketing Services	46.9	47.9	$(1.0)	(2)%	147.4	154.9	$(7.5)	(5)%
Total U.S. Information Solutions	308.3	307.7	$0.6	—%	939.8	949.7	$(9.9)	(1)%
Asia Pacific	80.5	81.2	$(0.7)	(1)%	249.0	229.7	$19.3	8%
Europe	68.5	69.0	$(0.5)	(1)%	211.4	199.2	$12.2	6%
Latin America	48.7	54.5	$(5.8)	(11)%	158.9	158.5	$0.4	—%
Canada	37.3	35.1	$2.2	6%	110.5	100.1	$10.4	10%
Total International	235.0	239.8	$(4.8)	(2)%	729.8	687.5	$42.3	6%
Verification Services	143.9	129.9	$14.0	11%	421.6	375.3	$46.3	12%
Employer Services	58.3	56.5	$1.8	3%	199.3	205.6	$(6.3)	(3)%
Total Workforce Solutions	202.2	186.4	$15.8	9%	620.9	580.9	$40.0	7%
Global Consumer Solutions	88.7	100.9	$(12.2)	(12)%	286.3	305.7	$(19.4)	(6)%
Total operating revenue	$834.2	$834.8	$(0.6)	—%	$2,576.8	$2,523.8	$53.0	2%

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

Revenue is recorded net of sales taxes.

If at the outset of an arrangement, we determine that collectibility is not reasonably assured, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment from the customer. If there is uncertainty as to the customer’s acceptance of the performance obligation, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period.

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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of September 30, 2018, the contract asset balance was $7.0 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. As of September 30, 2018 there was no contract liability balance.

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than 1 year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of September 30, 2018 inclusive of foreign exchange impact:

Performance Obligation	Balance
(In millions)
Less than 1 year	$47.7
1 to 3 years	65.6
3 to 5 years	27.8
Thereafter	59.8
Total remaining performance obligation	$200.9

Capitalized Costs – We capitalize certain costs related to obtaining and fulfilling a contract with a customer that we expect to recover, specifically sales commissions. These costs are amortized over the life of the contract. If the amortization period of the assets associated with the cost is less than one year, we have elected to expense the costs as incurred. As of the adoption date and September 30, 2018, there were no costs that had been capitalized.

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

Our annual goodwill impairment testing was completed during the third quarter of 2018. The estimated fair value for all reporting units exceeded the carrying value of those units as of September 30, 2018. As a result, no goodwill impairment was recorded. Refer to our methodology of fair value estimates as discussed in the "Application of Critical Accounting Policies" section in this Form 10-Q.

Changes in the amount of goodwill for the nine months ended September 30, 2018, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2017	$1,071.3	$1,969.4	$952.1	$191.2	$4,184.0
Acquisitions	57.7	2.0	17.1	—	76.8
Adjustments to initial purchase price allocation	—	1.0	1.0	(1.0)	1.0
Foreign currency translation	—	(97.8)	—	(1.2)	(99.0)
Balance, September 30, 2018	$1,129.0	$1,874.6	$970.2	$189.0	$4,162.8

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2018. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the nine months ended September 30, 2018.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S., Canada and Australia. We expense the cost of modifying and updating credit files in the period such costs are incurred. Our reacquired rights represent the value of rights which we had granted to Computer Sciences Corporation that were reacquired in connection with the acquisition of certain assets of CSC Credit Services in the fourth quarter of 2012. These reacquired rights were amortized over the remaining term of the affiliation agreement on a straight-line basis and were fully amortized as of August 1, 2018. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

Purchased intangible assets at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$918.2	$(291.8)	$626.4	$955.7	$(262.2)	$693.5
Acquired software and technology	118.8	(65.9)	52.9	142.3	(66.6)	75.7
Customer relationships	694.9	(286.3)	408.6	772.4	(326.7)	445.7
Reacquired rights	73.3	(73.3)	—	73.3	(65.6)	7.7
Proprietary database	46.3	(11.1)	35.2	22.1	(8.7)	13.4
Non-compete agreements	4.9	(3.2)	1.7	14.1	(12.7)	1.4
Trade names and other intangible assets	19.3	(11.3)	8.0	20.2	(10.6)	9.6
Total definite-lived intangible assets	$1,875.7	$(742.9)	$1,132.8	$2,000.1	$(753.1)	$1,247.0

Amortization expense related to purchased intangible assets was $36.5 million and $43.0 million during the three months ended September 30, 2018 and 2017, respectively. Amortization expense related to purchased intangible assets was $117.9 million and $129.8 million during the nine months ended September 30, 2018 and 2017, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at September 30, 2018 is as follows:

Years ending December 31,	Amount
(In millions)
2018	$35.0
2019	133.2
2020	125.2
2021	108.0
2022	102.4
Thereafter	629.0
$1,132.8

4. DEBT

Debt outstanding at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
	(In millions)
Commercial paper	$—	$562.6
Revolver	—	100.0
Term Loan, due Nov 2018	—	400.0
Notes, 2.30%, due June 2021	500.0	500.0
Notes, 3.60%, due Aug 2021	300.0	—
Notes, Floating Rate, due Aug 2021	300.0	—
Notes, 3.30%, due Dec 2022	500.0	500.0
Notes, 3.95%, due May 2023	400.0	—
Notes, 3.25%, due June 2026	275.0	275.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	3.1	2.7
Total debt	2,653.1	2,715.3
Less short-term debt and current maturities	(3.1)	(965.3)
Less unamortized discounts and debt issuance costs	(20.6)	(11.0)
Total long-term debt, net	$2,629.4	$1,739.0

3.6%, 3.95%, and Floating Rate Senior Notes.  In May 2018, we issued $300.0 million aggregate principal amount of 3.6% Senior Notes due 2021 (the "2021 Notes"), $400.0 million aggregate principal amount of 3.95% Senior Notes due 2023 (the "2023 Notes"), and $300.0 million aggregate principal amount Floating Rate Notes due 2021 (the "Floating Rate Notes") in an underwritten public offering. Interest on the 2021 Notes will accrue from their date of issuance at a rate of 3.6% per year and will be payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2019. Interest on the 2023 Notes will accrue from their date of issuance at a rate of 3.95% per year and will be payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2018. Interest on the Floating Rate Notes for a particular interest period will be a rate equal to three-month LIBOR on the interest determination date plus 0.87% per annum and will be payable in cash quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, beginning on August 15, 2018. The net proceeds of the sale of the notes were used to repay borrowings under our Revolver, our prior $800.0 million three-year delayed draw term loan facility ("Term Loan") and our commercial paper ("CP") program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The Senior Notes are unsecured and rank equally with all of our unsecured and unsubordinated indebtedness.

Senior Credit Facility.  In September 2018, the Company entered into a $1.10 billion five-year unsecured revolving credit facility with a group of financial institutions, which will mature in September 2023 (the “Revolver”). The Revolver replaced the Company’s previous $900 million unsecured revolving credit facility that was scheduled to mature in November 2020. Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.60 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. As of September 30, 2018, there were $15.50 million of letters of credit issued under the Revolver, no principal drawn amounts under the Revolver, and no commercial paper borrowings. Availability under the Revolver was $1.08 billion at September 30, 2018.

Commercial Paper Program.  Our $900.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings bear interest at either a floating rate (based on LIBOR or other benchmarks), or a fixed rate, plus the applicable margin. Maturities of commercial paper can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At September 30, 2018, there were no outstanding commercial paper notes.

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

There were no borrowings under the Receivables Facility at September 30, 2018. The Receivables Facility was supported by $215.0 million of accounts receivable as collateral at September 30, 2018 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

For additional information about our debt agreements, see Note 5 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

5. COMMITMENTS AND CONTINGENCIES

2017 Cybersecurity Incident

In fiscal 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of certain personally identifiable information of U.S., Canadian and U.K. consumers. Criminals exploited a software vulnerability in a U.S. website application to gain unauthorized access to our network. In March 2017, the U.S. Department of Homeland Security distributed a notice concerning the software vulnerability. We undertook efforts to identify and remediate vulnerable systems; however, the vulnerability in the website application that was exploited was not identified by our security processes. We discovered unusual network activity in late-July 2017 and upon discovery promptly investigated the activity. Once the activity was identified as potential unauthorized access, we acted to stop the intrusion and engaged a leading, independent cybersecurity firm to conduct a forensic investigation to determine the scope of the unauthorized access, including the specific information potentially impacted. Based on our forensic investigation, the unauthorized access occurred from mid-May through July 2017. The information accessed primarily includes names, Social Security numbers, birth dates, addresses and, in some instances, driver’s license numbers. In addition, payment card numbers for approximately 209,000 U.S. and Canadian consumers, and certain dispute documents with personal identifying information for approximately 182,000 U.S. consumers, were accessed. The investigation also determined that personal information of approximately 19,000 Canadian consumers was impacted and approximately 860,000 potentially affected U.K. consumers were contacted regarding access to personal information.

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

Below is a rollforward of accrued liabilities and insurance receivable associated with the 2017 cybersecurity incident, beginning with the event date:

	Accrued Liabilities	Insurance Receivable
	(In millions)
Balance at September 7, 2017	$—	$—
(Expenses incurred) insurance receivable recorded	(87.5)	—
Payments made (received)	—	—
Balance at September 30, 2017	$(87.5)	$—
(Expenses incurred) insurance receivable recorded	(76.5)	50.0
Payments made (received)	88.4	(15.0)
Balance at December 31, 2017	$(75.6)	$35.0
(Expenses incurred) insurance receivable recorded	(4.1)	10.0
Payments made (received)	52.2	(35.0)
Balance at March 31, 2018	$(27.5)	$10.0
(Expenses incurred) insurance receivable recorded	—	35.0
Payments made (received)	17.8	(45.0)
Balance at June 30, 2018	$(9.7)	$—
(Expenses incurred) insurance receivable recorded	(7.8)	—
Payments made (received)	6.8	—
Balance at September 30, 2018	$(10.7)	$—

Product Liability. As a result of the 2017 cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all U.S. consumers who signed up through January 31, 2018. We have recorded the expenses necessary to provide this service to those who signed up. Through December 31, 2017, we recorded $50.7 million of product costs in selling, general, and administrative expenses. We recorded $7.8 million and $11.9 million related to this service as well as the costs to extend credit monitoring coverage for eligible consumers in selling, general and administrative expenses in the accompanying Consolidated Statements of Income for the three and nine months ended September 30, 2018.
Expenses Incurred. Through December 31, 2017, the Company recorded $113.3 million of pretax expenses related to the 2017 cybersecurity incident. Expenses include costs to investigate and remediate the 2017 cybersecurity incident and legal and other professional services related thereto, all of which are expensed as incurred. We have included these costs in the above table through December 31, 2017. Beginning in 2018, expenses included in the above table include only costs incurred as part of the delivery of the free product.
Future Costs. We expect to incur significant professional services expenses associated with the 2017 cybersecurity incident in future periods. We will recognize these expenses as services are received. Costs related to the 2017 cybersecurity incident that will be incurred in future periods will also include increased expenses and capital investments for technology and security. We also expect to incur increased expenses for insurance, finance, compliance activities and to meet increased legal and regulatory requirements.
Insurance Coverage. We maintain $125.0 million of cybersecurity insurance coverage, above a $7.5 million deductible, to limit our exposure to losses such as those related to the 2017 cybersecurity incident. During the three months ended September 30, 2018, the Company has not recorded any insurance recoveries. During the nine months ended September 30, 2018, the Company has recorded insurance recoveries of $45.0 million. Since the announcement of the 2017 cybersecurity incident in September 2017, we have recorded and received insurance recoveries of $95.0 million for costs incurred through September 30, 2018.
Litigation, Claims and Government Investigations. As a result of the 2017 cybersecurity incident, we are subject to a significant number of proceedings and investigations. Since the 2017 cybersecurity incident, hundreds of class actions and other lawsuits have been filed against us typically alleging harm from the 2017 cybersecurity incident and seeking various remedies, including monetary and injunctive relief. We dispute the allegations in the complaints described below and intend to defend against such claims. In addition, numerous governmental agencies are investigating us in connection with the 2017 cybersecurity incident, which may result in fines, settlements or other relief. Set forth below are descriptions of the main categories of these lawsuits and investigations.
Other than as specifically stated below, while we believe it is reasonably possible that we will incur losses associated with the following proceedings and investigations, it is not possible at this time to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described below based on the various stages of these proceedings and investigations, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes that the ultimate amount paid on these actions, claims and investigations could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.
Multidistrict Litigation. Following the 2017 cybersecurity incident, hundreds of class actions were filed against us in federal and state courts relating to the 2017 cybersecurity incident. The plaintiffs in these cases, who purport to represent various classes of consumers and small businesses, generally claim to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief.
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
Furthermore, a lawsuit has been filed against us by the City of Chicago with respect to the 2017 cybersecurity incident alleging violations of state laws and local ordinances governing protection of personal data, consumer fraud and breach notice requirements and business practices and seeking declaratory and injunctive relief and the imposition of fines the aggregate amount of which the complaint does not specifically quantify. Additionally, two Indian Tribes filed suits in federal court asserting putative class actions relating to the 2017 cybersecurity incident brought on behalf of themselves and other similarly situated federally recognized Indian Tribes and Nations.
Beginning on December 6, 2017 and pursuant to multiple subsequent orders, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation and transfer for pre-trial proceedings with respect to the U.S. cases pending in federal court discussed above, including the City of Chicago action and the Indian Tribal suits, to the Northern District of Georgia as the single U.S. District Court for centralized pre-trial proceedings. Based on this order, consolidated proceedings with respect to U.S. consumer and financial institution federal class actions related to the 2017 cybersecurity incident have been conducted in the U.S. District Court for the Northern District of Georgia (“MDL Court”). The MDL Court has established separate tracks for the consumer and financial institution cases and appointed lead counsel on behalf of plaintiffs in both tracks.
The cases before the MDL Court are in preliminary stages. We have moved to dismiss the consolidated complaints filed by the U.S. consumer and financial institution plaintiffs.
Georgia State Court Consumer Class Actions. Four putative class actions arising from the 2017 cybersecurity incident were filed against us in Fulton County Superior Court and Fulton County State Court in Georgia based on similar allegations and theories as alleged in the U.S. consumer class actions pending in the MDL Court and seek monetary damages, injunctive relief and other related relief on behalf of Georgia citizens. These cases have been transferred to a single judge in the Fulton County Business Court and three of the cases were consolidated into a single action. On July 27, 2018, the Fulton County Business Court granted the Company’s motion to stay the remaining single case, and on August 17, 2018, the Fulton County Business Court granted the Company’s motion to stay the consolidated case.
Canadian Class Actions. Seven Canadian class actions, five of which are on behalf of a national class, have been filed against us in Ontario, Saskatchewan, Quebec and British Columbia. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. All such actions are at the preliminary stages and one action has been stayed.
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
Securities Class Action Litigation. A consolidated putative class action lawsuit alleging violations of various federal securities laws in connection with statements and alleged omissions regarding our cybersecurity systems and controls is pending against us and certain of our current and former executives, officers and directors in the U.S. District Court for the Northern District of Georgia. The consolidated complaint seeks certification of a class of all persons who purchased or otherwise acquired Equifax securities from February 25, 2016 through September 15, 2017 and unspecified monetary damages, costs and attorneys’ fees. The defendants have moved to dismiss the complaint.
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
Government Lawsuits. In addition to the City of Chicago’s lawsuit in the MDL Court, the City of San Francisco filed a lawsuit against us in Superior Court in the City of San Francisco on behalf of the People of the State of California alleging violations of California’s unfair competition law due to purported violations of statutory protections of personal data and statutory data breach requirements and seeking statutory penalties, injunctive relief, and restitution for California consumers, among other relief. The court has stayed the City of San Francisco action until March 29, 2019.
Civil enforcement actions have been filed against us by the Attorneys General of Massachusetts and West Virginia alleging violations of state/commonwealth consumer protection laws. The Massachusetts action is pending in Suffolk Superior Court and seeks permanent injunctive relief, civil penalties, restitution, disgorgement of profits, costs, and attorneys’ fees. The Suffolk Superior Court denied the Company’s motions to stay and dismiss the case, and the case is proceeding into discovery. The West Virginia action is pending in the Circuit Court of Boone County and seeks civil penalties and attorneys’ fees; Equifax’s motion to stay proceedings remains pending. The Attorney General of Puerto Rico filed an action against us in the United States District Court for the District of Puerto Rico alleging negligence and seeking monetary damages on behalf of aggrieved residents of Puerto Rico, disgorgement of profits, costs, and attorneys’ fees. The Puerto Rico case was tagged to the MDL, and Puerto Rico has opposed the transfer and that is pending. The Puerto Rico Department of Consumer Affairs recently issued Notices of Infraction that it plans on imposing administrative penalties related to the Company’s alleged failure to give timely notice of the data breach under Puerto Rico law to the Department and Puerto Rico consumers. The Company disputes that penalties are warranted.
Individual Consumer Litigation. Over 1,000 individual consumer actions, including multi-plaintiff actions, have been filed against us in state (general jurisdiction and small claims) and federal courts across the U.S. related to the 2017 cybersecurity incident. These claims include more than 2,500 individual plaintiffs. In addition, there are approximately 50 individual arbitration claims. The plaintiffs/claimants in these cases generally claim to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking primarily monetary damages. Where possible, actions filed in federal court or removed to federal court have been noticed for transfer to the MDL Court. Some of these matters have been finally resolved, and others are in various stages of litigation.
Government Investigations. We continue to cooperate with federal, state, city and foreign governmental agencies and officials investigating or otherwise seeking information and/or documents, including through Civil Investigative Demands and subpoenas, regarding the 2017 cybersecurity incident and related matters, including 48 state Attorneys General offices, as well as the District of Columbia, the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, the New York Department of State-Division of Consumer Protection, other U.S. state regulators, certain Congressional committees of both the U.S. Senate and House of Representatives, the Office of the Privacy Commissioner of Canada and the United Kingdom's Financial Conduct Authority ("FCA"). The Financial Industry Regulatory Authority, Inc. conducted an investigation that has now been concluded.
With respect to state Attorneys General investigations, the Company is cooperating with a consolidated multi-state investigation involving the Attorneys General of 46 states and the District of Columbia. As noted above, the Attorneys General of Massachusetts, West Virginia, and Puerto Rico are not participating in the multi-state process and have filed suit. The Attorneys General of Indiana and Texas are each conducting separate investigations.
On June 13, 2018, the CFPB and FTC provided us with notice that the staffs of the CFPB and FTC are considering recommending that their respective agencies take legal action against us, and that the agencies may seek injunctive relief against us, as well as damages and civil money penalties. We submitted written responses to the CFPB and FTC addressing their expected allegations and we continue to cooperate with the agencies in their investigations. On October 2, 2018, the Enforcement Staff of the New York Department of Financial Services (“DFS”) provided us with notice that it is considering recommending that the DFS take legal action against us, potentially seeking consumer relief and civil money penalties. We continue to cooperate with the DFS in its investigation.
The SEC issued a subpoena on May 14, 2018 regarding disclosure issues relating to the 2017 cybersecurity incident. We have produced documents in response to the subpoena and continue to cooperate with the SEC in its investigation. In addition, we continue to cooperate with the SEC and the U.S. Attorney’s Office for the Northern District of Georgia regarding investigations into the trading activities by certain of our current and former employees in relation to the 2017 cybersecurity incident.
The New York State Attorney General Investor Protection Bureau (“IPB”) issued a subpoena on September 20, 2017 relating to an investigation of whether there has been a violation of the Martin Act. We have produced documents in response to the subpoena and continue to cooperate with the IPB in its investigation.
The FCA served an Enforcement Notice and Information Requests. We have provided responses to these requests and continue to cooperate with the FCA. In addition, on September 19, 2018, the Information Commissioner’s Office in the United Kingdom issued its final determination with respect to the 2017 cybersecurity incident and the Company paid a monetary penalty. The amount of the monetary penalty is not material to the Consolidated Financial Statements.
Although we are actively cooperating with the above investigations and inquiries, an adverse outcome to any such investigations and inquiries could subject us to fines or other obligations, which may have an adverse effect on how we operate our business or our results of operations.
Public Records Litigation
Equifax has been named as a defendant in 19 putative class action lawsuits pending in federal courts across the country relating to its reporting of civil judgments and tax liens on consumers’ credit files. In October 2018, Equifax and the plaintiffs’ attorneys who filed the lawsuits reached an agreement in principle to settle the public records-related claims at issue on behalf of a nationwide class of consumers and we accrued an estimate of our liability for these matters in the third quarter of 2018. The amount accrued represents our best estimate of the liability related to this matter and is not material to the Consolidated Financial Statements. The parties have filed notices of settlement in the pending lawsuits and have begun drafting a settlement agreement and preliminary approval papers to file with the requisite court. If the final terms of a settlement agreement cannot be agreed upon, or if the settlement is not ultimately approved by the court, Equifax believes it has valid defenses to each of these actions and will continue to defend against them.
Data Processing, Outsourcing Services and Other Agreements

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

Guarantees and General Indemnifications

We may issue standby letters of credit and performance and surety bonds in the normal course of business. The aggregate notional amounts of all performance and surety bonds and standby letters of credit was not material at September 30, 2018, and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business is not material at September 30, 2018. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management variable interest entity under its commercial agreements.

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

We cannot reasonably estimate our potential future payments under the guarantees and indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees and indemnities on our Consolidated Balance Sheets at September 30, 2018 or December 31, 2017.

Contingencies

In addition to those matters set forth above, we are involved in legal and regulatory matters, government investigations, claims and litigation arising in the ordinary course of business. We periodically assess our exposure related to these matters based on the information which is available. We have recorded accruals in our Consolidated Financial Statements for those matters in which it is probable that we have incurred a loss and the amount of the loss, or range of loss, can be reasonably estimated.

For additional information about these and other commitments and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2015 with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $5.5 million.

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

As permitted by Staff Accounting Bulletin No. 118, provisional amounts estimated based on information available as of December 31, 2017 have been made for the adjustments to deferred tax assets and liabilities, state taxes, equity compensation, the calculation of the transition tax, the valuation allowance related to the foreign tax credit carryover and the 2017 dividends. For 2018, provisional estimates based on information as of September 30, 2018 have been made for equity compensation, §163(j) interest limitation at a partnership level, expense allocation methodology for foreign tax credits and the Global Intangible Low-Taxed Income ("GILTI") tax. These amounts are subject to change as we obtain information necessary to complete the calculations and clarifications to the U.S. tax code as they occur. In all cases, we will continue to make and refine our calculations as additional analysis is completed. These changes could be material to income tax expense. During the nine months ended September 30, 2018, no material adjustments were made to the provisional amounts recorded at December 31, 2017 and through September 30, 2018.

The Tax Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At September 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.

Effective Tax Rate.  Our effective income tax rate was a tax benefit of 2.3% and tax expense of 26.1% for the three months ended September 30, 2018 and September 30, 2017, respectively. Our effective income tax rate was 15.6% and 26.2% for the nine months ended September 30, 2018 and September 30, 2017, respectively. Statutory U.S. income tax rates decreased in 2018 compared to 2017 due to the Tax Act that was enacted in the fourth quarter of 2017 which favorably impacts both the quarterly and year-to-date effective tax rates. For the three months ending September 30, 2018 our effective tax rate is lower than the prior year because discrete benefits arising from the reversal of uncertain tax positions and adjustments as a result of estimated amounts in our tax provision being different than the amounts filed in our tax returns are greater than in the prior year. Additionally, for both periods of 2018, the rate is lower due to discrete benefits being proportionally higher compared to pre-tax book income.

7. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine months ended September 30, 2018, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2017	$(103.3)	$(307.5)	$(1.2)	$(412.0)
Other comprehensive income (loss) before reclassifications	(161.3)	—	—	(161.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11.9	—	11.9
Net current-period other comprehensive income (loss)	(161.3)	11.9	—	(149.4)
Balance, September 30, 2018	$(264.6)	$(295.6)	$(1.2)	$(561.4)

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2018, are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$(0.6)	(1)
Recognized actuarial loss	16.2	(1)
	15.6	Total before tax
	(3.7)	Tax benefit
	$11.9	Net of tax

(1)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (See Note 8 Benefit Plans for additional details).

Changes in accumulated other comprehensive income (loss) related to noncontrolling interests were not material as of September 30, 2018.

8. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 10 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

The following table provides the components of net periodic benefit cost. The service cost component is included in selling, general and administrative expenses and the other components of net periodic benefit cost are included in other income, net in the Consolidated Statements of Income, for the three and nine months ended September 30, 2018 and 2017:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Service cost	$0.9	$1.0	$0.1	$0.1
Interest cost	6.7	7.1	0.2	0.2
Expected return on plan assets	(9.6)	(9.3)	(0.3)	(0.3)
Amortization of prior service cost	0.1	0.2	(0.3)	(0.3)
Recognized actuarial loss	5.0	3.8	0.4	0.4
Total net periodic benefit cost	$3.1	$2.8	$0.1	$0.1

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Service cost	$2.7	$3.0	$0.3	$0.3
Interest cost	20.1	21.3	0.6	0.6
Expected return on plan assets	(28.8)	(27.9)	(0.9)	(0.9)
Amortization of prior service cost	0.3	0.6	(0.9)	(0.9)
Recognized actuarial loss	15.0	11.4	1.2	1.2
Total net periodic benefit cost	$9.3	$8.4	$0.3	$0.3

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

Operating revenue and operating income by operating segment during the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating revenue:	2018	2017	2018	2017
U.S. Information Solutions	$308.3	$307.7	$939.8	$949.7
International	235.0	239.8	729.8	687.5
Workforce Solutions	202.2	186.4	620.9	580.9
Global Consumer Solutions	88.7	100.9	286.3	305.7
Total operating revenue	$834.2	$834.8	$2,576.8	$2,523.8

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating income:	2018	2017	2018	2017
U.S. Information Solutions	$95.4	$129.5	$332.5	$408.9
International	19.2	52.9	92.9	128.7
Workforce Solutions	77.0	80.3	251.0	258.7
Global Consumer Solutions	12.2	24.7	61.3	82.9
General Corporate Expense	(139.7)	(132.7)	(335.8)	(240.1)
Total operating income	$64.1	$154.7	$401.9	$639.1

Total assets by operating segment at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
(In millions)	2018	2017
Total assets:
U.S. Information Solutions	$1,657.2	$1,587.3
International	2,983.9	3,145.7
Workforce Solutions	1,249.2	1,227.4
Global Consumer Solutions	252.7	254.0
General Corporate	991.0	1,019.0
Total assets	$7,134.0	$7,233.4

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

2017 Cybersecurity Incident

In fiscal 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of certain personally identifiable information of U.S., Canadian and U.K. consumers. Criminals exploited a software vulnerability in a U.S. website application to gain unauthorized access to our network. In March 2017, the U.S. Department of Homeland Security distributed a notice concerning the software vulnerability. We undertook efforts to identify and remediate vulnerable systems; however, the vulnerability in the website application that was exploited was not identified by our security processes. We discovered unusual network activity in late-July 2017 and upon discovery promptly investigated the activity. Once the activity was identified as potential unauthorized access, we acted to stop the intrusion and engaged a leading, independent cybersecurity firm to conduct a forensic investigation to determine the scope of the unauthorized access, including the specific information potentially impacted. Based on our forensic investigation, the unauthorized access occurred from mid-May through July 2017. The information accessed primarily includes names, Social Security numbers, birth dates, addresses and, in some instances, driver’s license numbers. In addition, payment card numbers for approximately 209,000 U.S. and Canadian consumers, and certain dispute documents with personal identifying information for approximately 182,000 U.S. consumers, were accessed. The investigation also determined that personal information of approximately 19,000 Canadian consumers was impacted and approximately 860,000 potentially affected U.K. consumers were contacted regarding access to personal information. No evidence was found that the Company's core consumer, employment and income, or commercial reporting databases were accessed.

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

Product Liability. As a result of the 2017 cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all U.S. consumers who signed up through January 31, 2018. We have recorded the expenses necessary to provide this service to those who signed up. Through December 31, 2017, we recorded $50.7 million of product costs in selling, general, and administrative expenses. We recorded $7.8 million and $11.9 million related to this service as well as the costs to extend credit monitoring coverage for eligible consumers in selling, general and administrative expenses in the accompanying Consolidated Statements of Income for the three and nine months ended September 30, 2018.
Litigation, Claims and Government Investigations. As a result of the 2017 cybersecurity incident, we are subject to a significant number of proceedings and investigations as described in Part II, "Item 1. Legal Proceedings." While we believe it is reasonably possible that we will incur losses associated with the following proceedings and investigations, it is not possible at this time to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described below based on the various stages of these proceedings and investigations, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes that the ultimate amount paid on these actions, claims and investigations could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

Future Costs. We expect to incur significant professional services expenses associated with the 2017 cybersecurity incident in future periods. We will recognize these expenses as services are received. Costs related to the 2017 cybersecurity incident that will be incurred in future periods will also include increased expenses and capital investments for technology and security. We also expect to incur increased expenses for insurance, finance, compliance activities and to meet increased legal and regulatory requirements.
Insurance Coverage. We maintain $125.0 million of cybersecurity insurance coverage, above a $7.5 million deductible, to limit our exposure to losses such as those related to the 2017 cybersecurity incident. During the three months ended September 30, 2018, the Company has not recorded any insurance recoveries. During the nine months ended September 30, 2018, the Company has recorded insurance recoveries of $45.0 million. Since the announcement of the 2017 cybersecurity incident in September 2017, we have recorded and received insurance recoveries of $95.0 million for costs incurred through September 30, 2018.

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

Global Consumer Solutions revenue is both transaction and subscription based and is derived from the sale of credit monitoring and identity theft protection products, which we deliver electronically to consumers primarily via the internet in the U.S., Canada, and the U.K. We reach consumers directly and indirectly through partners. We also sell consumer and credit information to resellers who combine our information with other information to provide direct to consumer monitoring, reports and scores. Due to the 2017 cybersecurity incident we ceased advertising our consumer business in the U.S. in September 2017. We resumed advertising our U.S. paid products in the fourth quarter of 2018.

As part of our response to the 2017 cybersecurity incident announced in September 2017, we offered in the U.S. our TrustedID® Premier service, an identity theft protection and credit file monitoring product, for free to all consumers who signed up through January 31, 2018 and recently extended the credit file monitoring coverage for eligible consumers. Additionally, in January 2018, the Company introduced in the U.S., Lock & AlertTM, a new service that allows customers to quickly lock and unlock their Equifax credit report for free, for life.

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, we have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore, and Dubai, and have an investment in a consumer and commercial credit information company in Brazil. Approximately 71% and 70% of our revenue was generated in the U.S. during the three months ended September 30, 2018 and 2017, respectively. Approximately 70% and 71% of our revenue was generated in the U.S. during the nine months ended September 30, 2018 and 2017, respectively.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Key Performance Indicators
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except per share data)		(In millions, except per share data)
Operating revenue	$834.2	$834.8	$2,576.8	$2,523.8
Operating revenue change	—%	4%	2%	8%
Operating income	$64.1	$154.7	$401.9	$639.1
Operating margin	7.7%	18.5%	15.6%	25.3%
Net income attributable to Equifax	$38.4	$96.3	$274.2	$415.0
Diluted earnings per share	$0.32	$0.79	$2.26	$3.41
Cash provided by operating activities	$152.6	$279.6	$507.4	$608.7
Capital expenditures*	$(101.6)	$(56.0)	$(250.4)	$(142.8)

*Amounts above include accruals for capital expenditures.

Operational and Financial Highlights

•
We did not repurchase shares of our common stock during the first nine months of 2018. At September 30, 2018, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

•	We paid out $140.8 million or $1.17 per share in dividends to our shareholders during the first nine months of 2018.

Business Environment and Company Outlook

In the United States, we expect calendar year 2018 economic activity, as measured by real GDP, to be stronger than in 2017. For the second half of 2018, we expect economic activity as measured by real GDP to be down from the accelerated levels seen in the first half of 2018. We are also expecting moderate growth in consumer credit, excluding mortgage, in the second half of 2018, which is in line with the first half of 2018. Over the course of 2018, the U.S. mortgage market percentage decline is expected to be down high single digits, with the second half of 2018 weakening relative to the first half of 2018. We anticipate economic activity in the second half of 2018, as measured by real GDP, in Canada to be comparable to the levels seen in the first half of 2018. In Australia, as measured by real GDP, we expect levels to be down compared to the first half of 2018. In the European markets we serve, we are expecting second half 2018 economic activity, as measured by GDP, to improve in the U.K. and be lower in Spain compared to the levels in the first half of 2018. In Latin America, our largest markets are in Argentina and Chile. In Argentina, the market weakened significantly during the first nine months of 2018, and we are anticipating continued weakness in the fourth quarter of 2018. In Chile, we are expecting economic activity in the second half of 2018 to be down compared to the first half of 2018, but better than the second half of 2017.

The cybersecurity incident announced in the third quarter of 2017 has negatively impacted revenue, principally in our U.S. businesses, and to a lesser extent in Canada and the U.K., in 2018. We have incurred, in 2018, and will continue to incur legal, consulting and other costs related to the analysis and response to the 2017 cybersecurity incident. In 2018, we also incurred costs and capital expenditures for providing the free TrustedID® credit file monitoring and identity theft protection, and free Lock & AlertTM, to U.S. consumers, as well as services to U.K. and Canadian consumers. Additionally, in the remainder of 2018 and beyond, we will incur increased technology and security costs and capital expenditures related to actions to improve technology, security and network resilience globally. In the remainder of 2018 and beyond, we will continue to have increases in the ongoing run-rate of technology and security spending. We also have incurred and continue to expect to incur increased expenses for insurance, finance, compliance activities, and to meet increased legal and regulatory requirements. The ultimate amount of these increases is expected to be significant.

As a result of the 2017 cybersecurity incident, we are subject to a significant number of proceedings and investigations as described in Part II, "Item 1. Legal Proceedings." While we believe it is reasonably possible that we will incur losses associated with those proceedings and investigations, it is not possible at this time to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations based on the various stages of these proceedings and investigations, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes that the ultimate amount paid on these actions, claims and investigations could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2018	2017	$	%	2018	2017	$	%
	(In millions)				(In millions)
U.S. Information Solutions	$308.3	$307.7	$0.6	—%	$939.8	$949.7	$(9.9)	(1)%
International	235.0	239.8	(4.8)	(2)%	729.8	687.5	42.3	6%
Workforce Solutions	202.2	186.4	15.8	9%	620.9	580.9	40.0	7%
Global Consumer Solutions	88.7	100.9	(12.2)	(12)%	286.3	305.7	(19.4)	(6)%
Consolidated operating revenue	$834.2	$834.8	$(0.6)	—%	$2,576.8	$2,523.8	$53.0	2%

Revenue was down slightly and increased by $53.0 million, or 2%, in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017. Total revenue for the third quarter and first nine months of 2018 was negatively impacted by foreign exchange rates, which decreased revenue, on a local currency basis, by $18.2 million and $6.7 million when compared to the third quarter and first nine months of 2017, respectively.

Revenue in the third quarter was relatively flat as growth in Workforce Solutions was offset by declines in Global Consumer Solutions and International. International had local currency growth across most regions. The growth in the first nine months was driven by our International and Workforce Solutions segments. Workforce Solutions saw strong growth driven by Verification Services in both periods.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Expenses	2018	2017	$	%	2018	2017	$	%
	(In millions)				(In millions)
Consolidated cost of services	$376.7	$297.3	$79.4	27%	$1,068.2	$891.9	$176.3	20%
Consolidated selling, general and administrative expenses	317.5	310.4	7.1	2%	875.4	778.6	96.8	12%
Consolidated depreciation and amortization expense	75.9	72.4	3.5	5%	231.3	214.2	17.1	8%
Consolidated operating expenses	$770.1	$680.1	$90.0	13%	$2,174.9	$1,884.7	$290.2	15%

Cost of services increased $79.4 million and $176.3 million in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017. We incurred increased incremental technology and data security costs following the announcement of the 2017 cybersecurity incident in both periods of 2018 as compared to 2017. The remaining increases were due to increased people and royalty costs. The impact of changes in foreign exchange rates on costs of services was a decrease of $6.6 million and an increase of $2.0 million in the third quarter and first nine months of 2018, respectively.

Selling, general and administrative expenses increased $7.1 million and $96.8 million in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017. We incurred increased incremental technology and data security costs following the announcement of the 2017 cybersecurity incident in both periods of 2018 as compared to 2017. We also incurred decreased legal and investigative fees and the costs to fulfill and support the free credit monitoring service provided to eligible consumers in both periods of 2018 as compared to 2017 and further the year-to-date period benefited from the receipt of insurance proceeds to offset these costs. The remaining changes were driven by increases due to the public records litigation settlement, people, and insurance costs which were partially offset by decreased advertising costs. The impact of changes in foreign currency exchange rates decreased selling, general and administrative expenses by $5.9 million and $2.7 million in the third quarter and first nine months of 2018, respectively.

Depreciation and amortization expense for the third quarter and first nine months of 2018 increased by $3.5 million and $17.1 million, compared to the same periods in 2017. The increases are due to amortization of capitalized internal-use software and system costs and depreciation of production equipment, partially offset by a decrease in amortization of purchased intangibles.

Operating Income and Operating Margin

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Consolidated Operating Income	2018	2017	$	%		2018	2017	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$834.2	$834.8	$(0.6)	—%		$2,576.8	$2,523.8	$53.0	2%
Consolidated operating expenses	770.1	680.1	90.0	13%		2,174.9	1,884.7	290.2	15%
Consolidated operating income	$64.1	$154.7	$(90.6)	(59)%		$401.9	$639.1	$(237.2)	(37)%
Consolidated operating margin	7.7%	18.5%		(10.8)	% pts	15.6%	25.3%		(9.7)	% pts

Total company operating margin decreased in the third quarter and first nine months of 2018, compared to the same periods in 2017, primarily related to the aforementioned incremental technology and data security costs.

Interest Expense and Other Income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Interest Expense and Other Income, net
	2018	2017	$	%	2018	2017	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(26.7)	$(21.4)	$(5.3)	25%	$(77.0)	$(70.1)	$(6.9)	10%
Consolidated other income, net	1.3	2.7	(1.4)	nm	6.4	5.3	1.1	nm
Average cost of debt	4.1%	3.2%			3.8%	3.5%
Total consolidated debt, net, at quarter end	$2,632.5	$2,706.5	$(74.0)	(3)%	$2,632.5	$2,706.5	$(74.0)	(3)%

Interest expense increased for the third quarter and first nine months of 2018 when compared to the same periods in 2017. The increase for both periods in 2018 is due to the increase in our overall average cost of debt resulting from the issuance of the Senior Notes in May 2018.

Other income, net, decreased for the third quarter of 2018 due to the foreign exchange impact of remeasuring the peso denominated monetary assets and liabilities as a result of Argentina being highly inflationary. The increase in the nine months period is primarily due to higher earnings on certain equity method investments and partially offset by the Argentina highly inflationary foreign currency adjustment.

Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Provision for Income Taxes	2018	2017	$	%	2018	2017	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$0.9	$(35.5)	$36.4	(103)%	$(51.7)	$(150.8)	$99.1	(66)%
Effective income tax rate	(2.3)%	26.1%			15.6%	26.2%

Our effective income tax rate was a tax benefit of 2.3% for the third quarter of 2018, down from 26.1% for the third quarter of 2017. The effective income tax rate was 15.6% for the nine months ended September 30, 2018, compared to 26.2% for the same period in 2017. Statutory U.S. income tax rates decreased in 2018 compared to 2017 due to the Tax Act that was enacted in the fourth quarter of 2017 which favorably impacts both the quarterly and year-to-date effective tax rates. For the three months ending September 30, 2018 our effective tax rate is lower than the prior year because discrete benefits arising from the reversal of uncertain tax positions and adjustments as a result of estimated amounts in our tax provision being different than the amounts filed in our tax returns are greater than in the prior year. Additionally, for both periods of 2018, the rate is lower due to discrete benefits being proportionally higher compared to pre-tax book income.

Net Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Net Income	2018	2017	$	%	2018	2017	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$64.1	$154.7	$(90.6)	(59)%	$401.9	$639.1	$(237.2)	(37)%
Consolidated other expense, net	(25.4)	(18.7)	(6.7)	36%	(70.6)	(64.8)	(5.8)	9%
Consolidated provision for income taxes	0.9	(35.5)	36.4	(103)%	(51.7)	(150.8)	99.1	(66)%
Consolidated net income	39.6	100.5	(60.9)	(61)%	279.6	423.5	(143.9)	(34)%
Net income attributable to noncontrolling interests	(1.2)	(4.2)	3.0	(71)%	(5.4)	(8.5)	3.1	(36)%
Net income attributable to Equifax	$38.4	$96.3	$(57.9)	(60)%	$274.2	$415.0	$(140.8)	(34)%
Diluted earnings per common share:
Net income attributable to Equifax	$0.32	$0.79	$(0.47)	(59)%	$2.26	$3.41	$(1.15)	(34)%
Weighted-average shares used in computing diluted earnings per share	121.6	121.4			121.5	121.6

Consolidated net income decreased by $60.9 million, or 61%, and $143.9 million, or 34%, in the third quarter and first nine months of 2018 compared to the same periods in 2017 due to decreased operating income primarily driven by the aforementioned incremental technology and data security costs. These costs were partially offset by decreased income tax expense due to lower pre-tax income as well as certain discrete tax benefits as compared to the same periods in 2017.

Segment Financial Results

USIS

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
U.S. Information Solutions	2018	2017	$	%		2018	2017	$	%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$222.4	$221.0	$1.4	1%		$666.2	$678.7	$(12.5)	(2)%
Mortgage Solutions	39.0	38.8	0.2	1%		126.2	116.1	10.1	9%
Financial Marketing Services	46.9	47.9	(1.0)	(2)%		147.4	154.9	(7.5)	(5)%
Total operating revenue	$308.3	$307.7	$0.6	—%		$939.8	$949.7	$(9.9)	(1)%
% of consolidated revenue	37%	37%				37%	38%
Total operating income	$95.4	$129.5	$(34.1)	(26)%		$332.5	$408.9	$(76.4)	(19)%
Operating margin	30.9%	42.1%		(11.2)	%pts	35.4%	43.0%		(7.6)	%pts

USIS revenue was up slightly in the third quarter and decreased 1% in the first nine months of 2018 compared to the prior year periods. The change in the third quarter was due to growth in core mortgage, revenue from mortgage and auto resellers and a recent acquisition. This growth was partially offset by declines in our core credit decisioning services and lower project related revenue. The decrease in the first nine months was due to declines in our core credit decisioning services and lower project related revenue, partially offset by growth in core mortgage and revenue from mortgage resellers.

Online Information Solutions

Revenue for the third quarter and first nine months of 2018 increased 1% in the first quarter of 2018 and decreased 2% in the first nine months of 2018 compared to the prior year periods. The increase in the third quarter is due to growth from mortgage resellers and partially offset by declines in our core credit decisioning volumes. The third quarter also slightly benefited from a recent acquisition. The decrease in the first nine months is due to declines in our core credit decisioning volumes which were partially offset by growth in revenue from mortgage and auto resellers.

Mortgage Solutions

Revenue increased by 1% and 9% for the third quarter and first nine months of 2018, respectively, compared to the prior year periods. Although the mortgage market has declined as compared to the same periods in 2017, revenue has increased in both periods primarily due to a new product offering. These increases were partially offset by declines in our other mortgage product offerings.

Financial Marketing Services

Revenue decreased 2% and 5% for the third quarter and first nine months of 2018, respectively, compared to the prior year periods. The decreases for the third quarter and first nine months of 2018 were due to a reduction in projects delivered.

USIS Operating Margin

USIS operating margin decreased from 42.1% in the third quarter of 2017 to 30.9% in the third quarter of 2018 and decreased from 43.0% in the first nine months of 2017 to 35.4% in the first nine months of 2018. The third quarter margin reduction was due to the increase in royalties, incremental technology and data security costs, and the public records litigation settlement. The first nine months margin reduction is due to the decrease in revenue and an increase in royalties, incremental technology and data security, the public records litigation settlement, and technology costs.

International

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
International	2018	2017	$	%		2018	2017	$	%
	(In millions)					(In millions)
Operating revenue:
Asia Pacific	$80.5	$81.2	$(0.7)	(1)%		$249.0	$229.7	$19.3	8%
Europe	68.5	69.0	(0.5)	(1)%		211.4	199.2	12.2	6%
Latin America	48.7	54.5	(5.8)	(11)%		158.9	158.5	0.4	—%
Canada	37.3	35.1	2.2	6%		110.5	100.1	10.4	10%
Total operating revenue	$235.0	$239.8	$(4.8)	(2)%		$729.8	$687.5	$42.3	6%
% of consolidated revenue	28%	29%				28%	27%
Total operating income	$19.2	$52.9	$(33.7)	(64)%		$92.9	$128.7	$(35.8)	(28)%
Operating margin	8.2%	22.0%		(13.8)	%pts	12.7%	18.7%		(6.0)	%pts
nm - not meaningful.

International revenue decreased 2% and increased 6% in the third quarter and first nine months of 2018, respectively, as compared to the prior year periods. Local currency revenue growth for the third quarter and first nine months of 2018 was 5% and 7%, respectively, driven by growth across the Asia Pacific, Latin America, and Canada regions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $18.1 million and $8.2 million in the third quarter and first nine months of 2018, respectively.

Asia Pacific

On a local currency basis, revenue increased 7% and 10% in the third quarter and first nine months of 2018, respectively, compared to the prior year periods. The increase for both periods is driven by growth in Australia due to a 2017 acquisition as well as growth in our commercial business. This growth was partially offset by a decline in direct consumer revenue. Local currency fluctuations negatively impacted revenue by $6.4 million, or 8%, and $3.5 million, or 2%, for the third quarter and first nine months of 2018, respectively. Reported revenue decreased 1% and increased 8% in the third quarter and first nine months of 2018, respectively.

Europe

On a local currency basis, revenue remained relatively flat in the third quarter and first nine months of 2018, respectively, compared to the prior year periods. The changes are primarily due to a decline in debt management services which was offset by growth in U.K. and Spain credit operations revenue. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.4 million, or 1%, and positively impacted revenue by $12.6 million, or 6%, for the third quarter and first nine months of 2018, respectively. Reported revenue decreased 1% and increased 6% in the third quarter and first nine months of 2018, respectively.

Latin America

On a local currency basis, revenue increased 7% and 12% in the third quarter and first nine months of 2018, respectively, compared to the prior year periods, driven by core revenue growth primarily in Argentina, Chile and Ecuador. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $9.7 million, or 18%, and $18.9 million, or 12%, in the third quarter and first nine months of 2018, respectively. Reported revenue decreased by 11% and remained flat in the third quarter and first nine months of 2018, respectively.

Canada

On a local currency basis, revenue increased 11% and 9% in the third quarter and first nine months of 2018, respectively, compared to the prior year periods, due to broad based revenue growth. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.6 million, or 5%, and positively impacted revenue by $1.6 million, or 1%, in the third quarter and first nine months of 2018, respectively. Reported revenue increased by 6% and 10% in the third quarter and first nine months of 2018, respectively.

International Operating Margin

Operating margin decreased from 22.0% in the third quarter of 2017 to 8.2% in the third quarter of 2018 and from 18.7% in the first nine months of 2017 to 12.7% in the first nine months of 2018. The reduced margins are due to an increase in incremental technology and data security, people, and production costs as well as increased depreciation and amortization.

Workforce Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Workforce Solutions	2018	2017	$	%		2018	2017	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$143.9	$129.9	$14.0	11%		$421.6	$375.3	$46.3	12%
Employer Services	58.3	56.5	1.8	3%		199.3	205.6	(6.3)	(3)%
Total operating revenue	$202.2	$186.4	$15.8	9%		$620.9	$580.9	$40.0	7%
% of consolidated revenue	24%	22%				24%	23%
Total operating income	$77.0	$80.3	$(3.3)	(4)%		$251.0	$258.7	$(7.7)	(3)%
Operating margin	38.1%	43.1%		(5.0)	%pts	40.4%	44.4%		(4.0)	%pts

Workforce Solutions revenue increased by 9% and 7% in the third quarter and first nine months of 2018, respectively, as compared to the prior year periods. The increase for the third quarter and first nine months was due to strong growth in Verification Services in the government, mortgage, talent solutions, and healthcare verticals. The increase in the first nine months period was partially offset by decreased revenue in unemployment claims and other employer services.

Verification Services

Revenue increased 11% and 12% in the third quarter and first nine months of 2018, respectively, compared to the prior year periods due to strong growth in government, mortgage, talent solutions, and healthcare verticals, and continued addition of new records to The Work Number database.

Employer Services

Revenue increased 3% in the third quarter of 2018 and decreased 3% in the first nine months of 2018 compared to the prior year periods. The increase in the third quarter is driven by an increase in our employer services revenue and partially offset by a decline in unemployment claims. The decrease in the first nine months period is due to decreased revenue in unemployment claims and other employer services.

Workforce Solutions Operating Margin

Operating margin decreased from 43.1% for the third quarter of 2017 to 38.1% for the third quarter of 2018 and decreased from 44.4% for the first nine months of 2017 to 40.4% for the first nine months of 2018. The reduced margins were due to increased costs in people, incremental technology and data security, and royalties.

Global Consumer Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Global Consumer Solutions	2018	2017	$	%		2018	2017	$	%
	(In millions)					(In millions)
Total operating revenue	$88.7	$100.9	$(12.2)	(12)%		$286.3	$305.7	$(19.4)	(6)%
% of consolidated revenue	11%	12%				11%	12%
Total operating income	$12.2	$24.7	$(12.5)	(51)%		$61.3	$82.9	$(21.6)	(26)%
Operating margin	13.8%	24.5%		(10.7)	%pts	21.4%	27.1%		(5.7)	%pts

Revenue decreased 12% and 6% for the third quarter and first nine months of 2018, respectively, compared to the prior year periods. Local currency revenue decreased 12% and 7% in the third quarter and first nine months of 2018, respectively. The changes are due to a decrease in our consumer direct revenue in the U.S. and U.K. as we ceased advertising our consumer paid products in the U.S. in September 2017 following the cybersecurity incident and were impacted by the Global Data Protection Regulations in the U.K. These decreases were partially offset by an increase in our partner revenue, which includes revenue from the ID Watchdog acquisition. We resumed advertising our U.S. consumer paid products in the fourth quarter of 2018 and expect to see the related benefit starting in 2019. Local currency fluctuations negatively impacted revenue by $0.2 million for the third quarter of 2018 and positively impacted revenue by $1.5 million for the first nine months of 2018.

Global Consumer Solutions Operating Margin

Operating margin decreased from 24.5% in the third quarter of 2017 to 13.8% in the third quarter of 2018 and from 27.1% in the first nine months of 2017 to 21.4% in the first nine months of 2018. The reduced margins are due to lower revenue and increases in technology and data security costs, partially offset by the decreased advertising costs.

General Corporate Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
General Corporate Expense	2018	2017	$	%	2018	2017	$	%
	(In millions)				(In millions)
General corporate expense	$139.7	$132.7	$7.0	5%	$335.8	$240.1	$95.7	40%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance. General corporate expense increased $7.0 million and $95.7 million in the third quarter and first nine months of 2018, respectively, as compared to the prior year periods. We incurred increased incremental technology and data security costs following the announcement of the 2017 cybersecurity incident in both periods of 2018 as compared to 2017. We also incurred decreased legal and investigative fees and the costs to fulfill and support the free credit monitoring service provided to eligible consumers in both periods of 2018 as compared to 2017 and further the year-to-date period benefited from the receipt of insurance proceeds to offset these costs. The remaining increases are due to people and insurance costs.

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

Sources and Uses of Cash

Funds generated by operating activities, our commercial paper program, Revolver and Receivables Facility are our most significant sources of liquidity. We expect that funds generated by operating activities will be sufficient to finance our anticipated working capital and other cash requirements (such as ongoing capital expenditures associated with near-term actions to enhance technology systems and data security, legal fees and other professional services costs associated with the 2017 cybersecurity incident, interest payments, debt payments, potential pension funding contributions, and dividend payments) for the foreseeable future. However, currently it is not possible to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of the proceedings and investigations resulting from the 2017 cybersecurity incident. Such potential payments, if great enough, could have an adverse effect on our liquidity. In this case, funds generated from operating activities and our credit facilities may not be sufficient to pay such damages, costs, penalties, and fines. See Part I, Item 1A. Risk Factors "The government investigations and litigation resulting from the 2017 cybersecurity incident will continue to adversely impact our business and results of operations" in our 2017 Form 10-K and Part II, Item 1. Legal Proceedings in this report. At September 30, 2018, $1.08 billion and $215.0 million were available to borrow under our Revolver and Receivables Facility, respectively, and we had cash and cash equivalents of $253.4 million included in our Consolidated Balance Sheets. In the event that additional financing is needed, we would finance using the public and private corporate bond markets and/or syndicated loan markets.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. is limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of September 30, 2018, we held $134.3 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2018	2017	2018 vs. 2017
	(In millions)
Operating activities	$507.4	$608.7	$(101.3)
Investing activities	$(325.2)	$(226.2)	$(99.0)
Financing activities	$(256.0)	$(202.8)	$(53.2)

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2018 decreased by $101.3 million from the prior year, due to the decrease in net income, adjusted for depreciation and amortization as well as the change in deferred income taxes.

Investing Activities

Capital Expenditures

	Nine Months Ended September 30,		Change
Net cash used in:	2018	2017	2018 vs. 2017
	(In millions)
Capital expenditures*	$(208.1)	$(157.5)	$(50.6)
*Amounts above are total cash outflows for capital expenditures.

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, the licensing of standard software applications, investing in system reliability, security and disaster recovery enhancements, and updating or expanding our office facilities. Capital expenditures in the first nine months of 2018 increased by $50.6 million from the same period in 2017 as we are continuing to invest in enhanced technology systems, infrastructure and data security after the 2017 cybersecurity incident.

Acquisitions, Divestitures and Investments

	Nine Months Ended September 30,		Change
Net cash used in:	2018	2017	2018 vs. 2017
	(In millions)
Acquisitions, net of cash acquired	$(115.8)	$(77.3)	$(38.5)
Cash received from sale of asset	$5.6	$8.6	$(3.0)

During the first nine months of 2018, we completed acquisitions in our USIS, Workforce Solutions and International segments. During the first nine months of 2017, we completed an acquisition in our GCS segment.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2018	2017	2018 vs. 2017
	(In millions)
Net short-term (repayments) borrowings	$(960.9)	$354.9	$(1,315.8)
Payments on long-term debt	$(100.0)	$(322.5)	$222.5
Borrowings on long-term debt	$994.5	$—	$994.5

Credit Facility Availability

In September 2018, the Company entered into a $1.10 billion five-year unsecured revolving credit facility with a group of financial institutions, which will mature in September 2023 (the “Revolver”). The Revolver replaced the Company’s previous $900 million unsecured revolving credit facility that was scheduled to mature in November 2020. Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.60 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. We believe we are currently in compliance with all representations and warranties necessary as a condition for borrowing under the revolver, but we cannot assure that we will be able to comply with all such conditions to borrowing in the future. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility.

Our $900.0 million commercial paper (CP) program has been established to allow for borrowing through the private placement of CP with maturities ranging from overnight to 397 days. We may use the proceeds of CP for general corporate purposes. The CP program is supported by our Revolver and the total amount of CP which may be issued is reduced by the amount of any outstanding borrowings under our Revolver.

As of September 30, 2018, there were $15.50 million of letters of credit issued under the Revolver, no principal drawn amounts under the Revolver, and no commercial paper borrowings. Availability under the Revolver was $1.08 billion at September 30, 2018.

At September 30, 2018, 89% of our debt was fixed-rate debt and 11% was effectively variable debt. Our variable-rate debt consists of the Floating Rate Senior Notes. The interest rates reset periodically, depending on the terms of the respective financing agreements. At September 30, 2018, the interest rate on our variable-rate debt was 3.2%.

Borrowing and Repayment Activity

Net short-term (repayments) borrowings primarily represent repayments or borrowings of outstanding amounts under our CP program. We primarily borrow under our CP program, as needed and availability allows. During the second quarter of 2018, we paid off the outstanding borrowings on our CP program and Term Loan with the proceeds from the issuance of the 2021, Floating Rate, and 2023 Senior Notes.

The increase in net short-term (repayments) borrowings in the first nine months of 2017 primarily reflects the net activity of CP notes.

Payments on long-term debt reflect $100.0 million and $322.5 million payments made on our Revolver and Term Loan in the first nine months of 2018 and 2017, respectively.

Borrowings on long-term debt represent the net proceeds received from the issuance of our 2021, Floating Rate, and 2023 Senior Notes in the second quarter of 2018.

There were no borrowings under the Receivables Facility at September 30, 2018. The Receivables Facility was supported by $215.0 million of accounts receivable as collateral at September 30, 2018 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and Revolver, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on mortgages, liens, and sale/leaseback transactions. In addition, the Revolver requires us to maintain a maximum leverage ratio of not more than 3.5 to 1.0. As of September 30, 2018, we were in compliance with all of our debt covenants.

The Company does not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 2.3% senior notes due 2021, 3.6% senior notes due 2021, floating rate notes due 2021, 3.3% senior notes due 2022, 3.95% senior notes due 2023, 3.25% senior notes due 2026, and 7.0% senior notes due 2037 (together, the “Senior Notes”) contain change in control provisions. If the Company experiences a change in control or publicly announces the Company's intention to effect a change in control and the rating on the Senior Notes is lowered by each of Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change in control or notice thereof, we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. As of September 30, 2018, our S&P credit rating was BBB+ with a negative outlook and our Moody's credit rating was Baa1 with a stable outlook. These ratings are subject to change as events and circumstances change.

 For additional information about our debt, including the terms of our financing arrangements, basis for floating interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K.

Equity Transactions

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2018	2017	2018 vs. 2017
	(In millions)
Treasury stock repurchases	$—	$(77.1)	$77.1
Dividends paid to Equifax shareholders	$(140.8)	$(140.7)	$(0.1)
Dividends paid to noncontrolling interests	$(8.7)	$(8.2)	$(0.5)
Proceeds from exercise of stock options	$11.3	$18.8	$(7.5)

Sources and uses of cash related to equity during the nine months ended September 30, 2018 and 2017 were as follows:

-	During the first nine months of 2018, we did not repurchase any shares of our stock.

-
We maintained our quarterly dividend of $0.39 per share in the third quarter of 2018. We paid cash dividends to Equifax shareholders of $140.8 million and $140.7 million, or $1.17 per share, during the nine months ended September 30, 2018 and 2017, respectively.

-	We received cash of $11.3 million and $18.8 million during the first nine months of 2018 and 2017, respectively, from the exercise of stock options.

At September 30, 2018, the Company had $590.1 million remaining for stock repurchases under the existing Board authorization.

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

Benefit Plans

At December 31, 2017, our U.S. Retirement Income Plan, or USRIP, met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our committed senior credit facility.

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

Foreign Currency

Argentina has experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina has been deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we accounted for Argentina as highly inflationary which resulted in the recognition of a $1.2 million foreign currency loss that was recorded in other income, net in our consolidated statements of income.

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

Goodwill

We review goodwill and indefinite lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have seven reporting units comprised of USIS (which includes Online Information Solutions, Mortgage Solutions and Financial Marketing Services), Asia Pacific, Europe, Latin America, Canada, Global Consumer Solutions ("GCS"), and Equifax Workforce Solutions (which includes Verification Services and Employer Services). Effective September 30, 2018, the Verification Services and Employer Services reporting units were aggregated into a single reporting unit to better reflect the shared value and integration of the two businesses. Prior to aggregation, we assessed the recoverability of goodwill for Verification Services and Employer Services separately and determined that there was no impairment for the reporting units.

The goodwill balance at September 30, 2018, for our seven reporting units was as follows:

September 30,
2018
(In millions)
U.S. Information Solutions	$1,129.0
Asia Pacific	1,447.6
Europe	161.6
Latin America	230.9
Canada	34.5
Global Consumer Solutions	189.0
Workforce Solutions	970.2
Total goodwill	$4,162.8

We performed a qualitative assessment to determine whether further impairment testing was necessary for our USIS, Europe, Latin America, Canada, GCS, and Workforce Solutions reporting units. In this qualitative assessment, we considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination resulted in an amount that significantly exceeded the carrying amount of the reporting units. Based on these assessments, we determined the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. As a result of our conclusions, no further testing was required for these reporting units.

Valuation Techniques

We performed a quantitative assessment for our Asia Pacific reporting unit to determine whether impairment exists as the Veda transaction, which comprises the majority of our Asia Pacific reporting unit, was only completed approximately two years ago and due to the size of the cushion for the reporting unit in relation to our other reporting units. In determining the fair value of the reporting unit we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital charges. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies or guideline transactions. We believe the guideline transaction used for our Asia Pacific reporting unit serves as an appropriate input for calculating a fair value for the reporting unit as the transaction multiples are similar to other guideline transactions that have been recently completed in our industry. Competition for our Asia Pacific reporting unit generally includes global consumer credit reporting companies, such as Experian, which offer a product suite similar to the reporting unit's credit reporting solutions.

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

Growth Assumptions

The assumptions for our future cash flows begin with our historical operating performance, the details of which are described in our Management’s Discussion & Analysis of operating performance. Additionally, we consider the impact that known economic, industry and market trends will have on our future forecasts, as well as the impact that we expect from planned business initiatives including new product initiatives, client service and retention standards, and cost management programs. At the end of the forecast period, the long-term growth rate we used to determine the terminal value of our Asia Pacific reporting unit was 4.85% based on management’s assessment of the minimum expected terminal growth rate of the reporting unit, as well as broader economic considerations such as GDP, inflation and the maturity of the markets we serve.

We projected revenue growth in 2019 for our Asia Pacific reporting unit in completing our 2018 impairment testing based on planned business initiatives and prevailing trends exhibited by this unit and not based on the assumption of meaningful acceleration in economic growth. The anticipated revenue growth in this reporting unit, however, is partially offset by assumed increases in expenses for the reporting unit which reflects the additional level of investment needed in order to achieve the planned revenue growth.

Discount Rate Assumptions

We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows for the reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the Company’s tax rate. For the 2018 annual goodwill impairment evaluation, the discount rates used to develop the estimated fair value of the Asia Pacific reporting unit was 9.3%.

Estimated Fair Value and Sensitivities

The estimated fair value of the reporting units is derived from the valuation techniques described above, incorporating the related projections and assumptions. An indication of possible impairment occurs when the estimated fair value of the reporting unit is below the carrying value of its equity. The estimated fair value for our Asia Pacific reporting unit exceeded the related carrying value as of September 30, 2018. As a result, no goodwill impairment was recorded.

The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Our Asia Pacific reporting unit primarily represents our recently completed acquisition of Veda. Due to the recency of this acquisition and its overall significance to the reporting unit, Asia Pacific is more sensitive to changes in the assumptions noted above that could result in a fair value that is less than its carrying value. The excess of fair value over carrying value for the Asia Pacific reporting unit as of September 30, 2018 was 9%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2017 Form 10-K. There were no material changes to our market risk exposure during the three and nine months ended September 30, 2018.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation and Investigations related to the 2017 Cybersecurity Incident

Since the 2017 cybersecurity incident, hundreds of class actions and other lawsuits have been filed against us typically alleging harm from the 2017 cybersecurity incident and seeking various remedies, including monetary and injunctive relief. We dispute the allegations in the complaints described below and intend to defend against such claims. In addition, numerous governmental agencies are investigating us in connection with the 2017 cybersecurity incident, which may result in fines, settlements or other relief. Set forth below are descriptions of the main categories of these lawsuits and investigations.

Multidistrict Litigation. Following the 2017 cybersecurity incident, hundreds of class actions were filed against us in federal and state courts relating to the 2017 cybersecurity incident. The plaintiffs in these cases, who purport to represent various classes of consumers and small businesses, generally claim to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief.

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

Furthermore, a lawsuit has been filed against us by the City of Chicago with respect to the 2017 cybersecurity incident alleging violations of state laws and local ordinances governing protection of personal data, consumer fraud and breach notice requirements and business practices and seeking declaratory and injunctive relief and the imposition of fines the aggregate amount of which the complaint does not specifically quantify. Additionally, two Indian Tribes filed suits in federal court asserting putative class actions relating to the 2017 cybersecurity incident brought on behalf of themselves and other similarly situated federally recognized Indian Tribes and Nations.
Beginning on December 6, 2017 and pursuant to multiple subsequent orders, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation and transfer for pre-trial proceedings with respect to the U.S. cases pending in federal court discussed above, including the City of Chicago action and the Indian Tribal suits, to the Northern District of Georgia as the single U.S. District Court for centralized pre-trial proceedings. Based on this order, consolidated proceedings with respect to U.S. consumer and financial institution federal class actions related to the 2017 cybersecurity incident have been conducted in the U.S. District Court for the Northern District of Georgia (“MDL Court”). The MDL Court has established separate tracks for the consumer and financial institution cases and appointed lead counsel on behalf of plaintiffs in both tracks.

The cases before the MDL Court are in preliminary stages. We have moved to dismiss the consolidated complaints filed by the U.S. consumer and financial institution plaintiffs.

Georgia State Court Consumer Class Actions. Four putative class actions arising from the 2017 cybersecurity incident were filed against us in Fulton County Superior Court and Fulton County State Court in Georgia based on similar allegations and theories as alleged in the U.S. consumer class actions pending in the MDL Court and seek monetary damages, injunctive relief and other related relief on behalf of Georgia citizens. These cases have been transferred to a single judge in the Fulton County Business Court and three of the cases were consolidated into a single action. On July 27, 2018, the Fulton County Business Court granted the Company’s motion to stay the remaining single case, and on August 17, 2018, the Fulton County Business Court granted the Company’s motion to stay the consolidated case.

Canadian Class Actions. Seven Canadian class actions, five of which are on behalf of a national class, have been filed against us in Ontario, Saskatchewan, Quebec and British Columbia. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. All such actions are at the preliminary stages and one action has been stayed.

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

Securities Class Action Litigation.  A consolidated putative class action lawsuit alleging violations of various federal securities laws in connection with statements and alleged omissions regarding our cybersecurity systems and controls is pending against us and certain of our current and former executives, officers and directors in the U.S. District Court for the Northern District of Georgia. The consolidated complaint seeks certification of a class of all persons who purchased or otherwise acquired Equifax securities from February 25, 2016 through September 15, 2017 and unspecified monetary damages, costs and attorneys’ fees. The defendants have moved to dismiss the complaint.

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

Government Lawsuits. In addition to the City of Chicago’s lawsuit in the MDL Court, the City of San Francisco filed a lawsuit against us in Superior Court in the City of San Francisco on behalf of the People of the State of California alleging violations of California’s unfair competition law due to purported violations of statutory protections of personal data and statutory data breach requirements and seeking statutory penalties, injunctive relief, and restitution for California consumers, among other relief. The court has stayed the City of San Francisco action until March 29, 2019.
Civil enforcement actions have been filed against us by the Attorneys General of Massachusetts and West Virginia alleging violations of state/commonwealth consumer protection laws. The Massachusetts action is pending in Suffolk Superior Court and seeks permanent injunctive relief, civil penalties, restitution, disgorgement of profits, costs, and attorneys’ fees. The Suffolk Superior Court denied the Company’s motions to stay and dismiss the case, and the case is proceeding into discovery. The West Virginia action is pending in the Circuit Court of Boone County and seeks civil penalties and attorneys’ fees; Equifax’s motion to stay proceedings remains pending. The Attorney General of Puerto Rico filed an action against us in the United States District Court for the District of Puerto Rico alleging negligence and seeking monetary damages on behalf of aggrieved residents of Puerto Rico, disgorgement of profits, costs, and attorneys’ fees. The Puerto Rico case was tagged to the MDL, and Puerto Rico has opposed the transfer and that is pending. The Puerto Rico Department of Consumer Affairs recently issued Notices of Infraction that it plans on imposing administrative penalties related to the Company’s alleged failure to give timely notice of the data breach under Puerto Rico law to the Department and Puerto Rico consumers. The Company disputes that penalties are warranted.

Individual Consumer Litigation. Over 1,000 individual consumer actions, including multi-plaintiff actions, have been filed against us in state (general jurisdiction and small claims) and federal courts across the U.S. related to the 2017 cybersecurity incident. These claims include more than 2,500 individual plaintiffs. In addition, there are approximately 50 individual arbitration claims. The plaintiffs/claimants in these cases generally claim to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking primarily monetary damages. Where possible, actions filed in federal court or removed to federal court have been noticed for transfer to the MDL Court. Some of these matters have been finally resolved, and others are in various stages of litigation.

Government Investigations. We continue to cooperate with federal, state, city and foreign governmental agencies and officials investigating or otherwise seeking information and/or documents, including through Civil Investigative Demands and subpoenas, regarding the 2017 cybersecurity incident and related matters, including 48 state Attorneys General offices, as well as the District of Columbia, the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, the New York Department of State-Division of Consumer Protection, other U.S. state regulators, certain Congressional committees of both the U.S. Senate and House of Representatives, the Office of the Privacy Commissioner of Canada and the United Kingdom's Financial Conduct Authority ("FCA"). The Financial Industry Regulatory Authority, Inc. conducted an investigation that has now been concluded.

With respect to state Attorneys General investigations, the Company is cooperating with a consolidated multi-state investigation involving the Attorneys General of 46 states and the District of Columbia. As noted above, the Attorneys General of Massachusetts, West Virginia, and Puerto Rico are not participating in the multi-state process and have filed suit. The Attorneys General of Indiana and Texas are each conducting separate investigations.
On June 13, 2018, the CFPB and FTC provided us with notice that the staffs of the CFPB and FTC are considering recommending that their respective agencies take legal action against us, and that the agencies may seek injunctive relief against us, as well as damages and civil money penalties. We submitted written responses to the CFPB and FTC addressing their expected allegations and we continue to cooperate with the agencies in their investigations. On October 2, 2018, the Enforcement Staff of the New York Department of Financial Services (“DFS”) provided us with notice that it is considering recommending that the DFS take legal action against us, potentially seeking consumer relief and civil money penalties. We continue to cooperate with the DFS in its investigation.
The SEC issued a subpoena on May 14, 2018 regarding disclosure issues relating to the 2017 cybersecurity incident. We have produced documents in response to the subpoena and continue to cooperate with the SEC in its investigation. In addition, we continue to cooperate with the SEC and the U.S. Attorney’s Office for the Northern District of Georgia regarding investigations into the trading activities by certain of our current and former employees in relation to the 2017 cybersecurity incident.
The New York State Attorney General Investor Protection Bureau (“IPB”) issued a subpoena on September 20, 2017 relating to an investigation of whether there has been a violation of the Martin Act. We have produced documents in response to the subpoena and continue to cooperate with the IPB in its investigation.
The FCA served an Enforcement Notice and Information Requests. We have provided responses to these requests and continue to cooperate with the FCA. In addition, on September 19, 2018, the Information Commissioner’s Office in the United Kingdom issued its final determination with respect to the 2017 cybersecurity incident and the Company paid a monetary penalty.
Although we are actively cooperating with the above investigations and inquiries, an adverse outcome to any such investigations and inquiries could subject us to fines or other obligations, which may have an adverse effect on how we operate our business or our results of operations.

Public Records Litigation

Equifax has been named as a defendant in 19 putative class action lawsuits pending in federal courts across the country relating to its reporting of civil judgments and tax liens on consumers’ credit files. In October 2018, Equifax and the plaintiffs’ attorneys who filed the lawsuits reached an agreement in principle to settle the public records-related claims at issue on behalf of a nationwide class of consumers. The parties have filed notices of settlement in the pending lawsuits and have begun drafting a settlement agreement and preliminary approval papers to file with the requisite court. If the final terms of a settlement agreement cannot be agreed upon, or if the settlement is not ultimately approved by the court, Equifax believes it has valid defenses to each of these actions and will continue to defend against them.

ACCC Investigation

In March 2017, the Australian Competition and Consumer Commission (the “ACCC”) commenced an investigation to determine whether the Company has been or is engaged in unlawful acts or practices relating to advertising, marketing and sale of consumer reports, credit scores or credit monitoring products in violation of the Australian Consumer Law, which prohibits misleading or deceptive conduct and false representations. The ACCC issued a number of notices to produce documents and information. On March 16, 2018, the ACCC commenced proceedings against the Company. The proceedings were settled on October 2, 2018. The settlement, which is subject to final court approval, requires Equifax to, among other things, pay a monetary penalty, provide refunds to certain impacted consumers and refrain from engaging in specified conduct.

California Bankruptcy Litigation

In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award. Mailing of the supplemental notice was completed on February 15, 2011 and the deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order vacating the settlement and remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiffs and granted the motion of counsel for the settling plaintiffs to be appointed as interim lead class counsel. On March 28, 2016, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s lead counsel appointment. On January 9, 2017, the United States Supreme Court denied the objectors’ Petition for a Writ of Certiorari. The parties re-engaged in settlement discussions, including participation in mediations in August 2016 and November 2016, and reached an agreement to again settle the monetary claims. Settlement documents were filed with the District Court on April 14, 2017. On June 16, 2017, the Court granted preliminary approval of the proposed settlement, conditionally certified the settlement class, and appointed class counsel and administrator. A Final Fairness Hearing was held on December 11, 2017 and on April 6, 2018, the Court granted final approval. A Notice of Appeal was filed on May 7, 2018. Following the Notice of Appeal, the parties reached a Stipulation Regarding Attorneys’ Fees and Costs with the District Court subject to affirmance of the settlement with the U.S. Court of Appeals for the Ninth Circuit. The Ninth Circuit issued a briefing schedule on July 3, 2018, and on September 17, 2018, the objectors filed their appellate brief.

Other

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2018:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
July 1 - July 31, 2018	1,740	$—	—	$590,092,166
August 1 - August 31, 2018	9,638	$—	—	$590,092,166
September 1 - September 30, 2018	35,591	$—	—	$590,092,166
Total	46,969	$—	—	$590,092,166

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 1,740 shares for the month of July 2018, 9,638 shares for the month of August 2018, and 35,591 shares for the month of September 2018.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At September 30, 2018, the amount authorized for future share repurchases under the share repurchase program was $590.1 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1
Credit Agreement, dated as of September 27, 2018, by and between Equifax Inc., Equifax Limited, Equifax Canada Co., Equifax Australia Holdings Pty Limited, and SunTrust Bank as administrative agent (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed October 1, 2018)

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

Equifax Inc.
(Registrant)

Date:	October 25, 2018	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	October 25, 2018		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	October 25, 2018		/s/ James M. Griggs
James M. Griggs
Corporate Controller
(Principal Accounting Officer)