Form 10-K
period 2018-12-31
EQUIFAX INC
filed 2019-02-21
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
____________________________________
Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act (“Act”).  ☒  YES   ☐  NO
Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ YES  ☒ NO
Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒  YES   ☐  NO
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒   NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company	☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES   ☒  NO
As of June 30, 2018, the aggregate market value of Registrant’s common stock held by non-affiliates of Registrant was approximately $15,064,356,603 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2019, there were 120,699,888 shares of Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive proxy statement for its 2019 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

Overview

Equifax Inc. is a global data, analytics and technology company. We provide information solutions and human resources business-process outsourcing services for businesses, governments and consumers. We have a large and diversified group of clients, including financial institutions, corporations, governments and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, demographic and marketing data. We use advanced statistical techniques, machine learning and proprietary software tools to analyze available data to create customized insights, decision-making solutions and processing services for our clients. We also provide information, technology and services to support debt collections and recovery management. Additionally, we are a leading provider of payroll-related and human resource management business process outsourcing services in the United States of America (U.S.). For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions.

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the United Kingdom (U.K.), Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland, Chile, Costa Rica and India. We also offer Equifax-branded credit services in Russia and India through joint ventures, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates, and have an investment in a consumer and commercial credit information company in Brazil.

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

We are organized and report our business results in four operating segments, as follows:

•
U.S. Information Solutions (USIS) — provides consumer and commercial information solutions to businesses in the U.S. including online information, decisioning technology solutions, fraud and identity management services, analytical services, portfolio management services, mortgage reporting and marketing services.

•
International — provides products and services similar to those available in the USIS operating segment but with variations by geographic region. We also provide information, technology and services to support debt collections and recovery management. This operating segment is comprised of our Canada, Europe, Latin America and Asia-Pacific business units.

•
Workforce Solutions — provides services enabling customers to verify income and employment (Verification Services) of people in the U.S., as well as providing our customers services to outsource and automate the performance of certain payroll-related and human resource management business processes, including unemployment claims management, tax credits and incentives and I-9 and W-2 form management services and services to allow employers to ensure compliance with the Affordable Care Act (Employer Services). Workforce Solutions is in the process of establishing Verifications Services operations in Canada and Australia.

•
Global Consumer Solutions — provides products to consumers in the U.S., Canada and the U.K., enabling them to understand and monitor their credit and monitor and help protect their identity. We also sell consumer credit information to resellers who combine our information with other information to provide direct-to-consumer monitoring, reports and scores.

2017 Cybersecurity Incident

In 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of certain personally identifiable information of U.S., Canadian and U.K. consumers. Criminals exploited a software vulnerability in a U.S. website application to gain unauthorized access to our network. In March 2017, the U.S. Department of Homeland Security distributed a notice concerning the software vulnerability. We undertook efforts to identify and remediate vulnerable systems; however, the vulnerability in the website application that was exploited was not identified by our security processes. We discovered unusual network activity in late-July 2017 and upon discovery promptly investigated the activity. Once the activity was identified as potential unauthorized access, we acted to stop the intrusion and engaged a leading, independent cybersecurity firm to conduct a forensic investigation to determine the scope of the unauthorized access, including the specific information impacted. Based on our forensic investigation, the unauthorized access occurred from mid-May 2017 through July 2017. No evidence was found that the Company’s core consumer, employment and income, or commercial reporting databases were accessed. We continue to cooperate with law enforcement in connection with the criminal investigation into the actors responsible for the 2017 cybersecurity incident.

The Company has taken actions to provide consumers with tools to protect credit data. Immediately following the announcement of the 2017 cybersecurity incident, the Company devoted substantial resources to notify people of the incident and to provide free services to assist people in monitoring their credit and identity information. This included making its TrustedID® Premier service, an identity theft protection and credit file monitoring product, available for free to all U.S. consumers for twelve months for those who signed up by January 31, 2018. In late 2018, the Company extended the free credit file monitoring services for impacted consumers in the U.S. using the free TrustedID Premier® service by providing them the opportunity to enroll in Experian® IDNotify™ at no cost for an additional twelve months. Similarly, for impacted consumers in Canada and the U.K., we provided free credit reports and scores, credit monitoring and identity theft protection for twenty four months. As part of our commitment to providing long-term resources and protections for consumers, in January 2018, the Company introduced Lock & Alert™, a mobile application enabled service that allows U.S. consumers to quickly lock and unlock their Equifax credit report for free, for life.

As a result of the 2017 cybersecurity incident, we are party to numerous lawsuits and governmental investigations. See “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” in this Form 10-K for more information regarding these lawsuits and investigations.

Our Business Strategy

Our vision is to be a trusted global leader in data, advanced analytics and technology that creates innovative solutions and insights for our customers. Our business strategy is driven by the following imperatives:

•
Lead our industry in data security. Building on the progress we made following the 2017 cybersecurity incident, we are focused on becoming a leader in our industry in the effectiveness of our data and technology security practices. This includes building an Equifax culture that considers data and technology security, and more broadly risk management, as a primary requirement in all decisions. This also includes the extensive use of advanced data and technology security tools, techniques, services and processes in order to enhance our ability to protect the information with which we are entrusted from fraudulent access.

•
Transform our technology. We plan to rebuild our technology infrastructure, accelerate our migration to a public cloud environment, employ virtual private cloud deployment techniques, and rationalize and rebuild our application portfolio using cloud-focused services. This technology transformation is a significant enabler to our goal of leading our industry in data and technology security capability. Our goal is to deliver market-leading capabilities to our customers in terms of speed of bringing new products and services to market; ease of customer and partner implementation and integration; ease of consumer access to and interaction with Equifax, our systems and data; system resiliency and uptime; and ultimately cost to serve. We are approximately one year into our multi-year technology transformation, which is already broadly impacting our internal and external information technology systems.

•
Lead in data and analytics, to develop unparalleled analytical insights leveraging Equifax’s unique data. We use proprietary advanced analytical platforms, including capabilities in machine learning and advanced visualization tools, to leverage our unique data to develop leading analytical insights that enhance the precision of our customers’ decisioning activities. We strive to continue to advance these capabilities through ongoing data monetization activities, the acquisition of distinctive and differentiated assets, and continued advancement of capabilities in artificial intelligence and machine learning. As part of our technology transformation, we are investing to simplify our customers’ access to our leading analytical platforms, in order to speed the development of unique insights and the conversion of these insights into new products and services consumable by our customers through our delivery platforms.

We offer a wide array of products, ranging from custom products for large clients, to software-as-a-service-based decisioning and data access technology platforms that are cost-effective for clients of all sizes. We also develop predictive scores and analytics, some of which leverage multiple data assets, to help clients acquire new customers and manage their existing customer relationships. We develop a broad array of industry, risk management, cross-sell and account acquisition models to enhance the precision of our clients’ decisioning activities. We also develop custom and generic solutions that enable customers to effectively manage their debt collection and recovery portfolios.

•
Improve the consumer user experience. Equifax understands the importance of providing consumers with user-friendly capabilities to see, understand and question their consumer credit file and information. As part of our technology transformation, we are rebuilding our digital and call center technology infrastructure to provide an experience focused on making consumers’ interactions with Equifax as effective and efficient as possible.

•
Foster a culture of customer centricity. We are focused on building a culture in which the customer is at the center of our decision processes, and we exceed customer expectations by delivering solutions with speed, flexibility, stability and performance. Our focus on customer centricity will enable us to be more proactive in solving problems better and faster for customers while delivering enhanced operational readiness to provide a better customer experience.

•
Deliver growth while enhancing profitability and shareholder returns. We strive to accelerate innovation through expanded customer focus and collaboration. We intend to leverage our unique data assets and capabilities, as well as customer expertise and data and technology assets, to help us jointly create high-value analytical products and services targeted at a broader range of customer needs. We seek to expand partnerships in order to further broaden the key customer domains and verticals that our products and services are able to serve.

We seek to increase our share of clients’ spend on information-related services through these new products and services, price our products and services in accordance with the value they represent to our customers, increase the range of current products and services utilized by our clients, and improve the quality and effectiveness of our support for both customers and consumers.

We believe there are opportunities to continue to expand in the U.S. and internationally, across the existing financial, mortgage, telecommunications, automotive, insurance, healthcare, government and other markets that we serve, as well as in new and emerging market segments. We continue to invest, including through acquisitions and partnerships, to expand our addressable markets, and the data and capabilities we offer to solve customer challenges ranging from identity authentication to risk management.

We seek to enhance shareholder value through the disciplined execution of these imperatives and by positioning ourselves as a premier and trusted provider of high value information solutions.

•
Build a world-class Equifax team by investing in talent to drive our strategy and promote a culture of innovation. We attract top talent by providing opportunities to grow and lead within our company. We regularly undertake talent initiatives to engage, develop and retain our top talent.

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

(1)
Predominantly sold to companies who serve the direct-to-consumer market and includes other small end user markets. Mortgage and auto resellers are excluded from this category as they are included within their respective categories above.

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

Our largest geographic global regions are the U.S.; Asia Pacific (Australia, New Zealand and India); Europe (the U.K., Spain and Portugal); Canada; and Latin America (Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland, Chile, Costa Rica, and India. We also offer Equifax branded credit services in Russia and India through joint ventures, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates, and have an investment in a consumer and commercial credit information company in Brazil. We also provide information, technology and services to support debt collections and recovery management in Asia Pacific, Europe, Canada and Latin America.

Revenue from international clients, including end users and resellers, amounted to 29% of our total revenue in 2018, 29% of our total revenue in 2017 and 27% of our total revenue in 2016.

Products and Services

Our products and services help our clients make more informed decisions with higher levels of confidence by leveraging a broad array of data assets. Analytics are used to derive insights from the data that are most relevant for the client’s decisioning needs. The data and insights are then processed through proprietary software and generally transmitted to the client’s operating system to execute the decision.

The following chart summarizes the key products and services offered by each of the business units within our segments:

	USIS			International				Workforce Solutions
	Online Information Solutions	Financial Marketing Services	Mortgage Services	Europe	Asia Pacific	Latin America	Canada	Verification Services	Employer Services	Global Consumer Solutions
Online data	X		X	X	X	X	X	X		X
Portfolio management services	X	X	X	X	X	X	X	X
Analytical services	X	X	X	X	X	X	X	X	X	X
Technology services	X		X	X	X	X	X
Identity management and fraud	X			X	X	X	X	X		X
Marketing Services		X	X		X	X	X
Direct-to-consumer credit monitoring					X					X
Employment and income verification services					X			X
Business process outsourcing (BPO)					X			X	X
Debt collection software, services and analytics				X	X	X	X

Each of our operating segments is described more fully below. For the operating revenue, operating income and total assets for each segment see Note 12 of the Notes to the Consolidated Financial Statements in this report.

USIS

USIS provides consumer and commercial information solutions to businesses in the U.S. through three product and service lines, as follows:

Online Information Solutions. Online Information Solutions’ products are derived from multiple large and comprehensive databases of consumer and commercial information that we maintain about individual consumers and businesses, including credit history, current credit status, payment history and address information. Our clients utilize the information and analytical insights we provide to make decisions for a broad range of financial and business purposes, such as whether, and on what terms, to approve auto loans or credit card applications, and whether to allow a consumer or a business to open a new utility or telephone account. In addition, this information is used by our clients for cross selling additional products to existing customers, improving their underwriting and risk management decisions, and authenticating and verifying consumer and business identities. We also sell consumer and credit information to resellers who may combine our information with other information to provide services to the financial, mortgage, fraud and identity management, and other end-user markets. Our software platforms and analytical capabilities can integrate all types of information, including third-party and client information, to enhance the insights and decisioning process to help further mitigate the risk of granting credit, predict the risk of bankruptcy, indicate the applicant’s risk potential for account delinquency, ensure the identity of the consumer, and reduce exposure to fraud. These risk management services enable our clients to monitor risks and opportunities and proactively manage their portfolios.

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

Mortgage Solutions. Our Mortgage Solutions products, offered in the U.S., consist of specialized credit reports that combine information from the three major consumer credit reporting agencies (Equifax, Experian and TransUnion) into a single “merged” credit report in an online format, commonly referred to as a tri-merge report. Mortgage lenders use these tri-merge reports in making their mortgage underwriting decisions. Additionally, we offer various “triggering” services designed to alert lenders to changes in a consumer’s credit status during the underwriting period and securitized portfolio risk assessment services for evaluating inherent portfolio risk.

Financial Marketing Services. Our Financial Marketing Services products utilize consumer and commercial financial information enabling our clients to more effectively manage their marketing efforts, including targeting and segmentation, to identify and acquire new clients for their products and services; to develop portfolio strategies to minimize risk and maximize profitability; and to realize additional revenue from existing customers through more effective cross selling of additional products and services. These products utilize information derived from consumer and commercial information, including credit, income, asset, liquidity, net worth and spending activity, which also support many of our Online Information Solutions’ products. These data assets broaden the understanding of consumer and business financial potential and opportunity which can further drive high value decisioning and targeting solutions for our clients. We also provide account review services, which assist our clients in managing their existing customers and prescreen services that help our clients identify new opportunities with their customers. Clients for these products primarily include institutions in the banking, brokerage, retail, insurance and mortgage industries as well as companies primarily focused on digital and interactive marketing.

International

The International operating segment includes our Asia Pacific, Europe, Latin America and Canada business units. These business units offer products that are similar to those available in the USIS operating segment, but with variations by geographic region. In some jurisdictions, data sources tend to rely more heavily on government agencies than in the U.S. We also offer specialized services that help our customers better manage risk in their consumer portfolios. This operating segment’s products and services generate revenue in Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K. and Uruguay. We also maintain support operations in the Republic of Ireland, Chile, Costa Rica, and India. We offer consumer credit services in Russia and India through investments in joint ventures, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates, and have an investment in a consumer and commercial credit information company in Brazil. We also provide information, technology and services to support debt collections and recovery management in Asia Pacific, Europe, Canada and Latin America.

 Europe. Our Europe operation provides information solutions, marketing and personal solutions products. Information solutions and personal solutions products are generated from information that we maintain and include credit reporting and scoring, asset information, risk management, identity management and authentication services, fraud detection and modeling services. Most of these products are sold in the U.K. with a more limited set of information solutions products sold in Spain and Portugal. Marketing products, which are similar to those offered in our Financial Marketing Services business unit, are primarily available in the U.K. and, to a lesser extent, in Spain. We also provide information, technology and services to support debt collections and recovery management in the U.K. and, to a lesser extent, in Spain. In the U.K., this includes a contract to provide these services to the U.K. government.

Asia Pacific. Our Asia Pacific operation provides consumer and commercial information solutions products, marketing products, workforce solutions, and personal solutions products. We offer a full range of products, generated from credit records and other data, including credit reporting and scoring, decisioning technology, risk management, identity management, authentication and fraud detection services. Our consumer and commercial products are the primary source of revenue in each of the countries in which we operate and include credit reporting, decisioning tools and risk management services. We also provide information, technology and services to support debt collections and recovery management. Additionally, we provide a variety of consumer and commercial marketing products generated from information databases, including business profile analysis, business prospect lists and database management. The countries in which we operate include Australia, New Zealand and India, as well as through joint ventures in India, Russia, Cambodia, Malaysia, Singapore and the United Arab Emirates.

Latin America. Our Latin America operation provides consumer and commercial information solutions products, marketing products and personal solutions products. We offer a full range of products, generated from credit records that we maintain, including credit reporting and scoring, decisioning technology, risk management, identity management, authentication and fraud detection services. Our consumer products are the primary source of revenue in each of the countries in this region in which we operate. We also offer various commercial products, which include credit reporting, decisioning tools and risk management services, in the countries we serve. We also provide information, technology and services to support debt collections and recovery management. Additionally, we provide a variety of consumer and commercial marketing products generated from our credit information databases, including business profile analysis, business prospect lists and database management. The countries in this region in which we operate include Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay. We also have an investment in a consumer and commercial credit information company in Brazil.

Canada. Similar to the USIS business units, our Canada operation offers products derived from the credit information that we maintain about individual consumers and businesses. We offer many products in Canada, including credit reporting and scoring, consumer and commercial marketing, risk management, fraud detection and modeling services, identity management and authentication services, together with certain of our decisioning products that facilitate pre-approved offers of credit and automate a variety of credit decisions. We also provide information, technology and services to support debt collections and recovery management in Canada.

Workforce Solutions

Workforce Solutions operates in the U.S. through two business units:

Verification Services. Verification Services include employment and income verification services. Our online verification services enable third-party verifiers including various governmental agencies, mortgage originators, credit card and automotive lenders and pre-employment screeners to verify the employee’s employment status and income information. We also offer an offline manual verification service, which expands employment verification to locate data outside our existing automated database.

Employer Services. These services are aimed at reducing the cost to the human resources function of businesses through a broad suite of services including assisting with employment tax matters designed to reduce the cost of unemployment claims through effective claims representation and management and efficient processing and to better manage the tax rate that employers are assessed for unemployment taxes; comprehensive services designed to research the availability of employment-related tax credits (e.g., federal work opportunity tax credits), and to process the necessary filings and assist the client in obtaining the tax credit; W-2 management services (which include initial distribution, reissue and correction of W-2 forms); paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information; I-9 management services designed to help clients electronically comply with the immigration laws that require employers to complete an I-9 form for each new hire; and onboarding services using online forms to complete the new hire process for employees of corporate and government agencies. In addition, we provide software and services to employers to assist in their compliance with the Affordable Care Act (“ACA”).

The Work Number®. The Work Number is our key repository of employment and income data serving our Verification Services business unit and enabling our Employer Services business unit. We rely on payroll data received from tens of thousands of organizations to regularly update the database. The updates occur as employers and other data contributors transmit data electronically to Equifax from their payroll systems. Employers provide this data to us so that we can handle verification requests on behalf of each employer. We use this data to provide automated employment and income verification services to third-party verifiers.

The fees we charge for services in these two business units are generally on a per transaction basis. We have not experienced significant turnover in the employer contributors to the database because we generally do not charge them to add their employment data to The Work Number® database and the verification service we offer relieves them of the administrative burden and expense of responding to third-party employment verification requests. The Work Number® database is approaching 380 million current and historic employment records at December 31, 2018.

Workforce Solutions is in the process of building income and employment verification service businesses in Canada and Australia, including establishing The Work Number® in each country. At present, revenues from these services in Canada and Australia are insignificant.

Global Consumer Solutions

Our Global Consumer Solutions (“GCS”) products give consumers information to enable them to understand and monitor their credit and monitor and help protect their identity. Equifax products offer monitoring features for consumers who are concerned about identity theft, including credit report monitoring from all three credit bureaus, internet scanning, bank account monitoring and lost wallet support. Country specific versions of our products are available to consumers in the U.S., Canada, and the U.K. primarily over the internet. Products may also be available indirectly through relationships with business partners who distribute our products or provide these services to their employees or customers. We also sell consumer credit information to resellers who combine our information with other information to provide direct-to-consumer monitoring, reports and scores. Due to the 2017 cybersecurity incident we ceased advertising our consumer business in the U.S. in September 2017. We resumed limited advertising of our consumer business in the U.S. in the fourth quarter of 2018.

Free Consumer Services

As part of our response to the 2017 cybersecurity incident, we made our TrustedID® Premier service, an identity theft protection and credit file monitoring product, available for free to all U.S. consumers for twelve months for those who signed up by January 31, 2018. In late 2018, the Company extended the free credit file and identity monitoring services for impacted consumers in the U.S. using the free TrustedID® Premier service, by providing them the opportunity to enroll in Experian® IDNotify™ at no cost for an additional twelve months. Similarly, for consumers impacted by the 2017 cybersecurity incident in Canada and the U.K., we provided free credit reports and scores, credit monitoring, and identity theft protection for twenty four months. We provide U.S. consumers with an annual free credit report and the ability to freeze and unfreeze their Equifax credit report for free in accordance with the Fair Credit Reporting Act. Additionally, in January 2018, the Company introduced Lock & Alert™, a mobile application enabled service that allows U.S. consumers to quickly lock and unlock their Equifax credit report for free, for life.

Seasonality

We experience seasonality in certain of our revenue streams. Revenue generated by the online consumer information services component of our USIS operating segment is typically the lowest during the first quarter, when consumer lending activity is at a seasonal low. Revenue generated from the Employer Services business unit within the Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 preparation services which occur in the first quarter each year. Revenue generated from our financial wealth asset products and data management services in our Financial Marketing Services business is generally higher in the fourth quarter each year due to the significant portion of our annual renewals and deliveries which occur in the fourth quarter of each year. Mortgage related revenue is generally higher in the second and third quarters of the year due to the increase in consumer home purchasing during the summer in the U.S.

Competition

The market for our products and services is highly competitive and is subject to constant change. Our competitors vary widely in size and in the nature of the products and services they offer. Sources of competition are numerous and include the following:

•
Competition for our credit information solutions and direct-to-consumer solutions products varies by both application and industry, but generally includes two global consumer credit reporting companies, Experian and TransUnion, both of which offer a product suite similar to our credit information solutions. In the U.S., LifeLock is a national provider of personal identity theft protection service. Also, there are competitors offering free credit scores including Credit Karma in the U.S. and the U.K., ClearScore in the U.K., and Credit Simple and Credit Savvy in Australia. There are also a large number of competitors who offer competing products in specialized areas (such as fraud prevention, risk management and application processing and decisioning solutions) and software companies offering credit modeling services or analytical tools. Our differentiators include our unique data assets, decisioning technology and the features and functionality of our analytical capabilities. We emphasize our improved decision making and product quality while remaining competitive on price. Our marketing services products also compete with the foregoing companies and others who offer demographic information products, including Acxiom, Harte-Hanks and infoGROUP. We also compete with Fair Isaac Corporation with respect to certain of our analytical tools and solutions.

•	Competition for our commercial solutions products primarily includes Experian, Dun & Bradstreet and Cortera, and providers of these services in the international markets we serve.

•
Competition in the Verification Services market includes employers who manage verifications in-house, lenders who obtain verifications directly from employers, and other online and offline verification companies, such as CCC Verify, Thomas & Company, First Advantage and Employers Edge. Competition in the Employer Services market is diverse and includes in-house management of such services or the outsourcing of one or more of such services to other third-party outsourced providers like Corporate Cost Control, Thomas & Company, and Employers Edge; human resources (“HR”) consulting firms such as Mercer and Towers Watson; HR management services providers such as Oracle and Silk Road; payroll processors such as ADP and Ceridian; accounting firms such as PwC and EY; analytics companies such as Tableau and Visier; and hundreds of smaller companies that provide one or multiple offerings that compete with our Employer Services business.

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

We assess the principal competitive factors affecting our markets to include: our ability to protect information and systems; product attributes such as quality, depth, coverage, adaptability, scalability, interoperability, functionality and ease of use; product price; technical performance including system response time and availability; access to unique proprietary databases; availability in application service provider (“ASP”) format; quickness of response, flexibility and client services and support; effectiveness of sales and marketing efforts; existing market penetration; and new product innovation.

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

Governmental Regulation

We are subject to a number of U.S. federal, state, local and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve consumer reporting, privacy, data protection, intellectual property, competition, consumer protection, anti-corruption, anti-bribery, anti-money laundering, employment, health, taxation or other subjects. In particular, we are subject to U.S. federal, state, local and foreign laws regarding the collection, protection, dissemination and use of personal information we have in our possession. Failure to satisfy those legal and regulatory requirements, or the adoption of new laws or regulations, could have a significant negative impact on our results of operations, financial condition or liquidity.

U.S. federal, state, local and foreign laws and regulations are evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain. These laws are enforced by federal, state and local regulatory agencies in the jurisdictions where we operate, and in some instances also through private civil litigation. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning consumer and data protection that could particularly affect us.

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

Examples of the most significant of these laws include, but are not limited to, the following:

Federal Laws and Regulation

•
FCRA - The Fair Credit Reporting Act (“FCRA”) regulates consumer reporting agencies, including us, as well as data furnishers and users of consumer reports such as banks and other companies. FCRA provisions govern the accuracy, fairness and privacy of information in the files of consumer reporting agencies (“CRAs”) that engage in the practice of assembling or evaluating certain information relating to consumers for certain specified purposes. The FCRA limits the type of information that may be reported by CRAs, limits the distribution and use of consumer reports and establishes consumer rights to access, freeze and dispute their credit files. CRAs are required to follow reasonable procedures to assure maximum possible accuracy of the information concerning the individual about whom the report relates and if a consumer disputes the accuracy of any information in the consumer’s file, to conduct a reasonable reinvestigation. CRAs are required to make available to consumers a free annual credit report and free credit freezes. The FCRA imposes many other requirements on CRAs, data furnishers and users of consumer report information. Violation of the FCRA can result in civil and criminal penalties. The FCRA contains an attorney fee shifting provision to provide an incentive for consumers to bring individual or class action lawsuits against a CRA for violations of the FCRA. Regulatory enforcement of the FCRA is under the purview of the United States Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), and state attorneys general, acting alone or in concert with one another.

•
The Dodd-Frank Act - Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) created the CFPB. The Dodd-Frank Act provides the CFPB with examination and supervisory authority over CRAs, including us. The Dodd-Frank Act prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) with respect to consumer financial services practices and provides the CFPB with enforcement authority to enforce those provisions. The CFPB may pursue administrative proceedings or litigation to enforce the laws and rules subject to its jurisdiction. In these proceedings the CFPB can obtain cease and desist orders, which can include orders for restitution to consumers or rescission of contracts, as well as other types of affirmative relief, and monetary penalties ranging from $5,000 per day for ordinary violations and up to $1 million per day for known violations. Also, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions in certain circumstances for the kind of cease and desist orders available to the CFPB (but not for civil penalties).

•
FTC Act - The Federal Trade Commission Act (“FTC Act”) prohibits unfair methods of competition and unfair or deceptive acts or practices. Under the FTC Act, the Federal Trade Commission’s jurisdiction includes oversight of the security measures we employ to safeguard the personal data of consumers. Allegations that we failed to safeguard or handle such data in a compliant manner may subject us to regulatory scrutiny or enforcement action. There is no private right of action under the FTC Act.

•
GLBA - The Financial Services Modernization Act of 1999, or Gramm-Leach-Bliley Act (“GLBA”), regulates, among other things, the use of non-public personal information of consumers that is held by financial institutions, including us. We are subject to various GLBA provisions, including rules relating to the use or disclosure of the underlying data and rules relating to the physical, administrative and technological protection of non-public personal financial information. Breach of the GLBA can result in civil and/or criminal liability and sanctions by regulatory authorities. Regulatory enforcement of the GLBA is under the purview of the FTC, the CFPB, the federal prudential banking regulators, the SEC and state attorneys general, acting alone or in concert with each other.

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

State Laws and Regulation Relating to Consumer and Data Protection

•
A number of states have enacted requirements similar to the federal FCRA. Some of these state laws impose additional, or more stringent, requirements than the FCRA, especially in connection with investigations and responses to reported inaccuracies in consumer reports. The FCRA preempts some of these state laws, but the scope of preemption continues to be defined by the courts. The state of Vermont is grandfathered under the original FCRA requirements and thus we are subject to additional requirements to comply with Vermont law.

•
A majority of states have adopted versions of data security breach laws that require notification of affected consumers and potentially regulators in the event of a breach of personal information. A subset of these laws and other state data security laws require the implementation of data security measures as well. State attorneys general can enforce such state laws and can seek equitable as well as monetary remedies and in some cases private rights of action are permitted by such laws.

•
The New York State Department of Financial Services (“NYDFS”) has enacted regulatory requirements applicable to CRAs that require registration with that agency, prohibit unfair and deceptive consumer practices and require compliance with significant portions of the NYDFS cybersecurity rules.

•
We may also become subject to and affected by new and proposed state privacy laws such as the California Consumer Privacy Act which takes effect in 2020 and which will impose additional data privacy requirements on many businesses operating in the state, including, potentially, with respect to employee data in addition to consumer data. A number of states, such as Maryland, Massachusetts and Washington, appear to be following California’s lead and have introduced comprehensive data privacy legislation modeled after the California Consumer Privacy Act or the European General Data Protection Regulation.

•
State banking and financial services regulatory agencies have asserted either express or implied authority under applicable state laws to examine us as a third-party service provider to financial institutions, and in certain cases to bring enforcement actions against us. Generally, such examinations, and related enforcement actions, are focused on assessing our safety and soundness in support of financial institutions we serve.

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

Summary of International Regulation Relating to Consumer and Data Protection

We are subject to various data protection, privacy and consumer credit laws and regulations in the foreign countries where we operate. Examples of the most significant of these laws include, but are not limited to, the following:

•
In the U.K., we are subject to a regulatory framework which provides for primary regulation by the Financial Conduct Authority (the “FCA”). The FCA focuses on consumer protection, the integrity of the U.K. financial system, and effective competition in the interests of consumers. The FCA has significant powers, including the power to regulate conduct related to the marketing of financial products, to specify minimum standards and to place requirements on products, impose unlimited fines, and to investigate organizations and individuals. In addition, the FCA is able to ban financial products for up to a year while considering an indefinite ban; it has the power to instruct firms to immediately retract or modify promotions which it finds to be misleading, and to publish such decisions. Effective December 2019, the FCA framework under which we operate will also include the “senior managers and certification regime” which among other things will allow the FCA to bring an enforcement action directly against designated personnel who do not take reasonable steps to avoid non-compliance. Our core credit reporting (“credit reference”) and debt collections services and recovery management businesses in the U.K. are subject to FCA supervision. In addition to regulation by the FCA, we are also subject to regulation by the U.K. Information Commissioner’s Office, which focuses on upholding information rights in the public interest and the protection of data privacy for individuals.

•
In Europe, we are subject to the European General Data Protection Regulation (“GDPR”). The GDPR establishes multiple data protection requirements that are more specific and comprehensive than those of the U.S. and most other countries where Equifax operates. In addition, the GDPR includes data breach notification requirements and it establishes the ability of regulators to pursue substantial penalties for non-compliance.

•
In Canada, federal and provincial laws govern how we collect, use or disclose personal information in the course of our commercial activities. Federally, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) governs the collection, use and disclosure of personal information by organizations in the private sector. It sets out specific obligations with respect to accountability and identifying purposes, consent, collection, use, disclosure, retention, accuracy, safeguards, personal data breach reporting, individual access and compliance. The federal and provincial privacy regulators have powers of investigation and intervention, and provisions of Canadian law regarding civil liability apply in the event of unlawful processing which is prejudicial to the persons concerned. Canada also has specific credit reporting legislation that is regulated at a provincial level. At present, each province has credit reporting legislation, with the exception of New Brunswick and the Territories (Northwest Territories, Yukon, and Nunavut). Generally speaking, the legislation regulates the contents of credit files, the length of time information can be included on a credit file and who can receive credit reports.

•
In Latin America, data protection and credit reporting laws and regulations vary considerably among Latin American countries. Some countries, such as El Salvador, Ecuador and Honduras, establish a constitutional right to privacy without general data protection standards or a data protection authority. These countries, however, have laws that govern the functioning of credit bureaus. In 2018, Ecuador amended a 2017 law relating to the collection of credit data and the operation of a credit bureau within the country allowing the existence of private credit bureaus along with the public credit data registry to be established. Other countries, such as Argentina, Uruguay, Peru, Costa Rica and most recently Brazil have enacted comprehensive data protection legislation similar to the European GDPR. The EU recognizes Argentina and Uruguay as having adequate levels of protection for personal data transfers and processing. Peru also has a specific law for credit reporting. Paraguay and Chile have fewer comprehensive data protection laws in place, but do have rules regarding reporting periods, consent and data collection.

•
In Australia, we are subject to regulatory oversight by various agencies. The Office of the Australian Information Commissioner (“OAIC”) is the agency with direct responsibility for administering the Australian Privacy Principles (which relate to the collection, holding, use and disclosure of personal information) and Part IIIA of the Privacy Act 1988 (which regulates credit reporting). The OAIC can investigate a complaint, conduct its own investigations, resolve/make binding determinations and seek civil penalties. Our credit reporting business, Equifax Information Services and Solutions, is a member of an external dispute resolution scheme, the Australian Financial Complaints Authority, which has been approved by the OAIC to handle privacy and credit reporting complaints and make binding determinations. The OAIC can register codes of practice under the Privacy Act 1988, and has registered the Privacy (Credit Reporting) Code 2014. The Australian Competition and Consumer Commission (“ACCC”) is the agency responsible for enforcing the Competition and Consumer Act of 2010 and related legislation concerning consumer protection and competition. The ACCC has the authority to use a range of actions to ensure compliance with the law, including investigative powers and the ability to seek penalties through litigation and other formal enforcement means. The Australian Retail Credit Association (“ARCA”) is a credit and credit reporting industry self-regulatory body, which administers principles and standards for the exchange of credit data between industry participants. Equifax Australasia Credit Ratings Pty Limited (formerly named Corporate Scorecard Pty Limited, one of our Australian subsidiaries), holds an Australia Financial Services License (“AFSL”), which allows it to provide general advice to wholesale clients by issuing a credit rating, and has been approved by the Reserve Bank of New Zealand as a rating agency under section 86 of the Non-bank Deposit Takers Act of 2013. The Australian Securities and Investments Commission (“ASIC”) regulates that business, and has authority to investigate, prosecute, ban individuals, and to seek civil penalties. In addition, in Australia, draft legislation has been released by the Federal Government, mandating the supply by large banks of comprehensive credit information to credit reporting bodies, including Equifax, and imposing certain disclosure, storage and reporting obligations on the credit reporting bodies.

•
In New Zealand, the regulatory framework provides for primary regulation under the Office of the Privacy Commissioner (“NZ OPC”). The NZ OPC investigates complaints relating to the collection, use, holding and disclosure of personal information, both credit-related and non-credit related. The NZ OPC can make a finding that there has been an interference with privacy but cannot impose civil penalties. In extreme cases where there has been an interference with privacy it can refer these cases to the Director of Human Rights for determination in the Human Rights Review Tribunal. The NZ OPC can issue practice codes under the Privacy Act 1993, and has issued and subsequently amended, the Credit Reporting Privacy Code 2004. A self-regulatory body, the Retail

Credit Association of New Zealand (“RCANZ”) addresses reciprocity of data issues relating to comprehensive credit reporting and data standards.

•
In India, various legislation including the Information Technology Act of 2000 and rules framed thereunder and the Credit Information Companies (Regulation) Act of 2005 and rules and regulations framed thereunder, establishes a federal data protection framework. Entities that collect and maintain personal data and/or credit information must ensure that it is complete, accurate and safeguarded, and must adopt certain privacy principles with respect to collecting, processing, preserving, sharing and using such data and/or credit information. The Indian parliament has passed legislation that would allow individuals to sue for damages in the case of a data breach, if the entity negligently failed to implement reasonable security practices and procedures to protect personal data and/or credit information and in 2018 the Personal Data Protection Bill was released by the Indian government and is expected to be enacted and eventually to impose additional requirements in this area. Our Indian joint venture is subject to regulation by the Reserve Bank of India, which is India’s central banking institution.

•
In Russia, credit reporting activities are governed by the Federal Law on Credit Histories No.218-fz, dated December 30, 2004. The law regulates the contents of credit files, who may submit data to a credit bureau and who can receive credit reports. Russia has also enacted a comprehensive data protection law that is similar to Europe’s approach.

Tax Management Services

The Tax Management Services business within our Employer Services business unit in our Workforce Solutions segment is potentially impacted by changes in renewal or non-renewal of U.S. tax laws or interpretations, for example, those pertaining to work opportunity tax credits and unemployment compensation claims.

Personnel

Equifax employed approximately 10,900 employees in 22 countries as of December 31, 2018. None of our U.S. employees are subject to a collective bargaining agreement and no work stoppages have been experienced. Pursuant to local laws, certain of our employees in Argentina and Spain are covered under government-mandated collective bargaining regulations that govern general salary and compensation matters, basic benefits and hours of work. In some of our non-U.S. subsidiaries, certain of our employees are represented by workers’ councils or statutory labor unions.

Forward-Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results and statements related to the 2017 cybersecurity incident and improvements in our information technology and data security infrastructure, including as part of our technology transformation, our strategy, our culture, our ability to innovate, the market acceptance of new products and services and similar statements about our business plans are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections, including without limitation our expectations regarding the Company’s outlook, long-term organic and inorganic growth, and customer acceptance of our business solutions referenced above under “Item 1. Business” and below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Environment and Company Outlook.” These risks and uncertainties include, but are not limited to, those described below in “Item 1A. Risk Factors,” and elsewhere in this report and those described from time to time in our future reports filed with the United States Securities and Exchange Commission (“SEC”). As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Available Information

Detailed information about us is contained in our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to those reports, that we file with, or furnish to, the SEC. These reports are available free of charge at our website, www.equifax.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. However, our website and any contents thereof should not be considered to be incorporated by reference into this document. We will furnish copies of such reports free of charge upon written request to Equifax Inc., Attn: Office of Corporate Secretary, P.O. Box 4081, Atlanta, Georgia, 30302. These reports are also available at www.sec.gov.

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

Security breaches like the 2017 cybersecurity incident and other disruptions to our information technology infrastructure could compromise Company, consumer and customer information, interfere with our operations, cause us to incur significant costs for remediation and enhancement of our IT systems and expose us to legal liability, all of which could have a substantial negative impact on our business and reputation.

In the ordinary course of business, we collect, process, transmit and store sensitive data, including intellectual property, proprietary business information and personally identifiable information of consumers. The secure operation of our information technology networks and systems, and of the processing and maintenance of this information, is critical to our business operations and strategy. Despite our substantial investment in physical and technological security measures, employee training and contractual precautions, our information technology networks and infrastructure (or those of our third-party vendors and other service providers) are potentially vulnerable to unauthorized access to data or breaches of confidential information due to criminal conduct, attacks by hackers, employee or insider malfeasance and/or human error.

In 2017, we were the target of a cybersecurity attack that involved the theft of certain personally identifiable information of approximately 145.5 million U.S. consumers, approximately 19,000 Canadian consumers and approximately 860,000 U.K. consumers. In addition, we identified approximately 2.4 million U.S. consumers whose name and partial driver’s license information were stolen in the attack. While the forensic analysis of the 2017 cybersecurity incident is complete, it is possible that further analysis will identify additional consumers affected or additional types of data accessed, which could result in additional notifications and negative publicity.

Following the 2017 cybersecurity incident, we began undertaking significant remediation efforts and other steps to enhance our data security infrastructure which are ongoing. In connection with these efforts, we have incurred significant costs and expect to incur additional significant costs as we continue to enhance our data security infrastructure and take further steps to prevent unauthorized access to our systems and the data we maintain. Despite these efforts, we cannot assure you that all potential causes of this incident have been identified and remediated and that similar cyber incidents will not occur in the future.

Because our products and services involve the storage and transmission of personal information of consumers, we will continue to routinely be the target of attempted cyber and other security threats by outside third parties, including technically sophisticated and well-resourced bad actors attempting to access or steal the data we store. As we transition to cloud-based technologies, we may be exposed to additional cyber threats as we migrate our data from our legacy systems to cloud-based solutions. Our increased dependence on third parties to store our cloud-based data systems may also subject us to further cyber threats. Insider or employee cyber and security threats are also a significant concern for all companies, including ours. In addition, the 2017 cybersecurity incident may embolden individuals or groups to target our systems.

We must continuously plan, develop and monitor our information technology networks and infrastructure to identify, protect, detect, respond to and recover from the risk of unauthorized access, misuse, malware, phishing and other events that could have a security impact. If we experience additional breaches of our security measures, including from incidents that we fail to detect for a period of time, sensitive data may be accessed, stolen, disclosed or lost. Any such access, disclosure or other loss of information could subject us to significant additional litigation, regulatory fines, penalties, losses of customers or reputational damage, any of which could have a significant negative impact on our cash flows, competitive position, financial condition or results of operations.

We cannot ensure that our insurance policies in the future will be adequate to cover losses from any future failures. Our $125.0 million cybersecurity insurance policy was not adequate to cover the losses we have incurred to date from the 2017 cybersecurity incident, and all future losses we incur as a result of the incident will not be covered by insurance. In addition, our insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention.

The government investigations and litigation resulting from the 2017 cybersecurity incident will continue to adversely impact our business and results of operations.

As a result of the 2017 cybersecurity incident, we are currently a party to a consolidated multi-district consumer class action lawsuit and a consolidated multi-district financial institution class action lawsuit, as well as a consolidated securities class action lawsuit, shareholder derivative litigation and other lawsuits and claims arising out of the 2017 cybersecurity incident seeking monetary damages or other relief. A number of U.S. federal, state, local and foreign governmental officials and agencies, including Congressional committees, the FTC, the CFPB, the SEC, the U.S. Department of Justice and state attorneys general offices in the U.S., the FCA in the U.K. and the Office of the Privacy Commissioner in Canada, continue to investigate events related to the 2017 cybersecurity incident, including how it occurred, the consequences thereof and our response thereto. While we believe it is beneficial to resolve the consolidated multi-district consumer class action and one or more of the government investigations in the U.S. through a global resolution, the complexity of achieving a multi-party resolution, especially involving multiple government agencies, makes this a difficult objective to achieve. We may not have success in achieving a global resolution or even a resolution of any of these matters individually. In addition, other lawsuits, investigations and reports related to the 2017 cybersecurity incident may be filed, commenced or issued. The claims and investigations have resulted in the incurrence of significant external and internal legal costs and expenses and reputational damage to our business and are expected to continue throughout 2019 and beyond. The resolution of these matters may result in damages, costs, fines or penalties substantially in excess of our insurance coverage, which, depending on the amount, could have a material adverse effect on our liquidity or compliance with our credit agreements. If such damages, costs, fines or penalties were great enough that we could not pay them through funds generated from operating activities and/or cause a default under our revolving credit facility, we may be forced to renegotiate or obtain a waiver under our revolving credit facility and/or seek additional debt or equity financing. Such renegotiation or financing may not be available on acceptable terms, or at all. In these circumstances, if we were unable to obtain sufficient financing, we may not be able to meet our obligations as they come due. The outcome of such claims and investigations could also adversely affect or cause us to change how we operate our business. Various governmental agencies investigating the 2017 cybersecurity incident are seeking to impose injunctive relief, consent decrees, and civil penalties, which could, among other things, impact our ability to collect and use consumer information, materially increase our data security costs, reduce available resources to invest in technology and innovation and/or otherwise require us to alter how we operate our business, and put us at a competitive disadvantage. Any legislative or regulatory changes adopted in reaction to the 2017 cybersecurity incident or other companies’ data breaches could require us to make modifications to the operation of our business that could have an adverse effect and/or increase or accelerate our compliance costs. Furthermore, these matters necessitate significant attention by management, which may divert the focus of management from the operation of our business resulting in an adverse impact on our results of operations.

The 2017 cybersecurity incident and the adverse publicity that followed have had a negative impact on our reputation and our relationships with our customers, and we cannot assure that it will not have a long-term effect on our relationships with our customers, our revenue and our business.

Our reputation with consumers and other stakeholders and our customer relationships were damaged following the 2017 cybersecurity incident, resulting in a negative impact on our revenue. Despite our progress made toward repairing our reputation and business relationships, if we are unable to demonstrate the security of our systems and the data we maintain and retain the trust of our customers, consumers and data suppliers, we could experience a substantial negative impact on our business.

Additionally, following the 2017 cybersecurity incident, certain of our International Organization for Standardization (“ISO”) certifications, which specify requirements for establishing, implementing, operating, monitoring, reviewing, maintaining and improving a documented information security management system, were suspended. Additionally, certain of our payment card industry certifications were suspended. These certifications, including the ISO 27001 certification, are critical to our business, because certain of our current and potential customers and the contracts governing certain customer relationships, as well as certain of our data suppliers, require us to maintain them as a requirement of doing business. In 2018, significant focus was placed on remediation activities in order to obtain ISO and payment card industry re-certifications. We have reacquired three independent ISO/IEC 27001:2013 certifications (representing our Corporate, U.K. and Canada environments) and two of our payment card industry certifications (U.K. and Canada). In addition, we expect to obtain the

USIS and GCS payment card industry re-certification in 2019. If we fail to maintain or regain these certifications, customers may stop doing business with us and we may not be able to win new business, which would negatively affect our revenue.

The failure to realize the anticipated benefits of our technology transformation strategy could adversely impact our business and financial results.

We expect our technology transformation strategy, including our transition to cloud-based technologies, will significantly increase our efficiency and productivity, the functionality of our products and services, as well as decrease the cost of our systems infrastructure, all of which we expect will drive growth and have a positive effect on our business, competitive position and results of operations. This initiative is a major undertaking as we replace many of our previous operating systems with cloud-based systems. This complex, multifaceted and extensive initiative will be expensive and may cause material unanticipated problems and expenses. If our new systems do not operate as expected, we may have to incur significant additional costs to modify them. Moreover, we may experience issues of customer migration, as many of our customers may choose not to utilize our products and services during and after our transition to cloud-based technologies.

We cannot assure you that our technology transformation strategy will be beneficial to the extent, or within the timeframes, expected, or that the estimated efficiency, cost savings and other improvements will be realized as anticipated or at all. Market acceptance of cloud-based offerings is affected by a variety of factors, including information security, reliability, performance, the sufficiency of technological infrastructure to support our products and services in certain geographies, customer concerns with entrusting a third party to store and manage its data as well as the customer’s ability to access this data once a contract has expired, and consumer concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers. If we are unable to correctly respond to these issues, we may experience business disruptions, damage to our reputation, negative publicity, diminished customer relationships and other adverse effects on our business. Even if the anticipated benefits and savings are substantially realized, there may be consequences, internal control issues or business impacts that were not expected. Our transition and migration to cloud-based technologies may increase our risk of liability and cause us to incur significant technical, legal or other costs.

Our technology transformation strategy places a significant strain on our management, operational, financial and other limited resources.

As part of our technology transformation strategy, we are transitioning and migrating our data systems from traditional data centers to cloud-based platforms. This initiative will place significant strain on our management, personnel, operations, systems, technical performance and financial resources and internal financial control and reporting function. In addition, many of our existing personnel do not have experience with native cloud-based technologies and, as a result, we have and will continue to hire personnel with such experience. This effort will be time consuming and costly. Our technology transformation strategy requires management time and resources to educate employees and implement new ways of conducting business. The dedication of resources to our technology transformation strategy and cloud-based technologies limits the resources we have available to devote to other initiatives or growth opportunities, or to invest in the maintenance of our existing internal systems. We cannot guarantee that our strategy is the right one or that investments in alternative technologies or other initiatives would not be a better use of our limited resources.

Additionally, as a result of our migration efforts in connection with our technology transformation strategy, we may experience a loss of continuity, loss of accumulated knowledge or loss of efficiency during transitional periods. Reorganization and transition can require a significant amount of management and other employees’ time and focus, which may divert attention from operating activities and growing our business. If we fail to achieve some or all of the expected benefits of these activities, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Our transition to cloud-based technologies could expose us to operational disruptions.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are managed internally within the Company and some of which are outsourced to third parties. As part of our technology transformation strategy, we are upgrading the information technology systems used to operate our business and replacing them with cloud-based solutions. This transition will require substantial changes to our software and network infrastructure, which could lead to system interruptions, affect our data systems and further expose us to operational disruptions, and cause us to lose customers, all of which could have a material adverse effect on our results of operations.

Upon implementation of the new cloud-based solutions, much of our information technology systems will consist of outsourced, cloud-based infrastructure, platform and software-as-a-service solutions not under our direct management or control. Any disruption to either the outsourced systems or the communication links between us and the outsourced supplier could negatively affect our ability to operate our data systems and could impair our ability to provide services to our customers. We may incur additional costs to remedy the damages caused by these disruptions.

The loss of access to credit, employment, financial and other data from external sources could harm our ability to provide our products and services.

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers, strategic partners and various government and public record sources. This data includes the widespread and voluntary contribution of credit data from most lenders in the U.S and many other markets as well as the contribution of data under proprietary contractual agreements, such as employers’ contribution of employment and income data to The Work Number®, financial institutions’ contribution of individual financial data to IXI, and telecommunications, cable and utility companies’ contribution of payment and fraud data to the National Cable, Telecommunications and Utility Exchange. For a variety of reasons, including concerns of data furnishers arising out of the 2017 cybersecurity incident, legislatively or judicially imposed restrictions on use, additional security breaches or competitive reasons, our data sources could withdraw, delay receipt of or increase the cost of their data provided to us. Where we currently have exclusive use of data, the providers of the data sources could elect to make the information available to competitors. We also compete with several of our third-party data suppliers. If a substantial number of data sources or certain key data sources were to withdraw or be unable to provide their data, if we were to lose access to data due to government regulation, if we lose exclusive right to the use of data, or if the collection, disclosure or use of data becomes uneconomical, our ability to provide products and services to our clients could have a significant negative impact, which could result in decreased revenue, net income and earnings per share and reputational loss. There can be no assurance that we would be able to obtain data from alternative sources if our current sources become unavailable.

Negative changes in general economic conditions, including interest rates, unemployment rates, income, home prices, investment values and consumer confidence, could adversely affect us.

Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions, including the demand and availability of affordable credit and capital, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand, both inside and outside the U.S. Business customers use our credit information and related analytical services and data to process applications for new credit cards, automobile loans, home and equity loans and other consumer loans, and to manage their existing credit relationships. Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, which can be impacted by changes in interest rates. Bank and other lenders’ willingness to extend credit are adversely affected by elevated consumer delinquency and loan losses in a weak economy. Consumer demand for credit (i.e., rates of spending and levels of indebtedness) also tends to grow more slowly or decline during periods of economic contraction or slow economic growth. For example, in 2018, our revenue was negatively impacted in the U.S. by the weak mortgage market; in Argentina by the substantial weakening of the economy and local currency; in Australia by weak real estate and mortgage markets and overall weakness in consumer credit markets.

Our customer base suffers when financial markets experience volatility, illiquidity and disruption and the potential for increased and continuing disruptions going forward presents considerable risks to our business and revenue. High or rising rates of unemployment and interest, declines in income, home prices or investment values, lower consumer confidence and reduced access to credit adversely affect demand for many of our products and services, and consequently our revenue and results of operations, as consumers may postpone or reduce their spending and use of credit, and lenders may reduce the amount of credit offered or available.

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

Our relationships with key long-term customers may be materially diminished or terminated.

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

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. In addition, certain of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new products, services and enhancements, our products and services will become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. The success of our new products and services will depend on several factors, including our ability to properly identify customer needs; innovate and develop new technologies, services and applications; successfully commercialize new technologies in a timely manner; produce and deliver our products in sufficient volumes on time; differentiate our offerings from competitor offerings; price our products competitively; anticipate our competitors’ development of new products, services or technological innovations; and control product quality in our product development process. Our resources have to be committed to any new products and services before knowing whether the market will adopt the new offerings. In addition, our management is and will continue to be intensely focused on enhancing our security measures and responding to consumer and customer concerns relating to the 2017 cybersecurity incident and may not be able to devote sufficient time or resources to new product development, which could cause us to be less competitive as compared to our peers, lose out on new revenue opportunities and have an adverse effect on our growth and our business.

The demand for some of our products and services may be negatively impacted to the extent the availability of free or less expensive consumer information increases.

Public or commercial sources of free or relatively inexpensive consumer credit, credit score and other information have become increasingly available, particularly through the internet, and this trend is expected to continue. In addition, governmental agencies in particular have increased the amount of information to which they provide free public access and these or other sources of free or relatively inexpensive consumer information from competitors or other commercial sources may reduce demand for our services, particularly in our USIS and Global Consumer Solutions business units. Recently, there also has been an increase in companies offering free or low-cost direct-to-consumer credit services (such as credit scores, reports and monitoring) as part of alternative business models that use such services as a means to introduce consumers to other products and services. To the extent that our customers choose not to obtain services from us and instead rely on information obtained at no cost or relatively inexpensively from these other sources, our business, financial condition and results of operations may be adversely affected.

Due to the 2017 cybersecurity incident and our provision of free services to consumers in connection therewith, we ceased the advertisement and sale of new products in our direct-to-consumer business from September 2017 through October 2018, which resulted in a significant decline in revenue in that business. Furthermore, in late January 2018, we began offering a new credit lock service, Lock & Alert™, that is free for life and is aimed at empowering U.S. consumers to control access to their Equifax credit file directly and quickly from their smartphone or computer. Additionally, effective September 2018, federal law allows consumers to place freezes on their credit files at all credit bureaus including Equifax. If a significant number of consumers lock or freeze their file, our population of data is reduced which could affect our product offerings and value to our customers in our other businesses.

If our systems do not meet customer requirements for response time or high availability, or we experience system constraints or failures, or our customers do not modify and/or upgrade their systems to accept new releases of our products and services, our services to our customers could be delayed or interrupted, which could result in lost revenues or customers, lower margins, or other harm to our business and reputation.

We depend on reliable, stable, efficient and uninterrupted operation of our technology network, systems, and data centers to provide service to our customers. Many of the services and systems upon which we rely have been outsourced to third parties. In addition, many of our revenue streams are dependent on links to third party telecommunications providers. These systems and operations, and the personnel that support, service and operate these systems, could be exposed to interruption, damage or destruction from power loss, telecommunication failures, computer viruses, denial-of-service attacks, employee or insider malfeasance, human error, fire, natural disasters, war, terrorist acts or civil unrest. We may not have sufficient disaster recovery or redundant operations in place to cover a loss or failure of systems or telecommunications links in a timely manner. In addition, as part of our technology transformation, we continue to be intensely focused on enhancing our data security infrastructure and effecting our technology transformation strategy and implementation of those enhancements could result in service interruptions. Our customers expect high system availability and response time performance, as well as a very high degree of system resilience. Any significant system interruption or series of minor interruptions could result in the loss of customers and/or lost revenues, lower margins or other significant harm to our business or reputation.

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

We are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer privacy, data and financial protection. See “Item 1. Business—Governmental Regulation” in this Form 10-K for a summary of the U.S. and foreign consumer and data protection laws and regulations to which we are subject. These regulations are complex, change frequently, have tended to become more stringent over time, and are subject to administrative interpretation and judicial construction in ways that could harm our business. Examples of such new laws and regulations include recent amendments to the FCRA requiring the provision of free credit freezes to consumers, new cybersecurity and other requirements promulgated by the New York Department of Financial Services and the passage of the California Consumer Protection Act. Furthermore, we expect there to be an increased focus on laws and regulations related to our business because of the great public concern in the U.S. with regard to the operation of credit reporting agencies, as well as the collection, use, accuracy, correction and sharing of personal information, which was in part heightened by the 2017 cybersecurity incident. There are a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection that could affect us and the President of the United States could act by Executive Order. In addition, a growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that consumer information is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the U.S., state laws provide for disparate notification regimes, all of which we are subject to. Further, any perception that our practices or products are an invasion of privacy, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability.

We devote substantial compliance, legal and operational business resources to facilitate compliance with applicable regulations and requirements. In the future, we may be subject to significant additional expense to ensure continued compliance with applicable laws and regulations and to investigate, defend or remedy actual or alleged violations. Additionally, we cooperate with CFPB supervisory examinations and respond to other state, federal and foreign government examinations of or inquiries of our business practices. Any failure by us to comply with, or remedy any violations of, applicable laws and regulations could result in the curtailment of certain of our operations, the imposition of fines and penalties, liability to private plaintiffs as a result of individual or class action litigation, restrictions on our ability to carry on or expand our operations and reputational harm. It is difficult to predict the impact on our business if we were subject to allegations of having violated existing laws. For example, in Europe, the GDPR, which includes extensive regulations for certain security incidents, could result in fines of up to four percent of annual worldwide “turnover” (a measure similar to revenues in the U.S.). In addition, because many of our products are regulated or sold to customers in various industries, we must comply with additional regulations in marketing our products. Moreover, our compliance with privacy laws and regulations and our reputation depend in part on customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with consumer expectations and regulatory requirements. We cannot predict the ultimate impact on our business of new or proposed CFPB, FCA or other rules, supervisory examinations or government investigations or enforcement actions.

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

These laws and regulations (as well as actions that may be taken by legislatures and regulatory bodies in other countries) and the consequences of any violation could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs on us, result in significant loss of revenue, result in significant restitution and fines, impact the value of assets we hold, or otherwise adversely affect our business. See “Item 1. Business—Governmental Regulation” and “Item 3. Legal Proceedings” in this Form 10-K.

Regulatory oversight of our contractual relationships with certain of our customers may adversely affect our business.

The federal banking agencies, including the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the CFPB, as well as many state banking agencies have issued guidance to insured depository institutions and other providers of financial services on assessing and managing risks associated with third-party relationships, which include all business arrangements between a financial services provider and another entity, by contract or otherwise, and generally requires banks and financial services providers to exercise comprehensive oversight throughout each phase of a bank or financial service provider’s business arrangement with third-party service providers, and instructs banks and financial service providers to adopt risk management processes commensurate with the level of risk and complexity of their third-party relationships. This guidance requires more rigorous oversight of third-party relationships that involve certain “critical activities.” In light of this guidance, our existing or potential bank and financial services customers subject to this guidance may continue to revise their third-party risk management policies and processes and the terms on which they do business with us, which may adversely affect our relationship with such customers. In 2018, we entered into a consent order with certain state banking regulators in response to their multi-state review of our information security program. This consent order obligates us to, among other things, make certain changes to our corporate governance and information security practices. If we are unable or otherwise fail to comply with this consent order, our ability to do business with financial institutions in those states could be impaired. It is possible that the consent order or other actions resulting from examinations by federal or state banking regulators could lead to adverse changes in our customer relationships.

Economic, political and other risks associated with international sales and operations could adversely affect our results of operations.

Sales outside the U.S. comprised 29% of our total revenue in 2018. As a result, our business is subject to various risks associated with doing business internationally. In addition, many of our employees, suppliers, job functions and facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors including:

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

We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including among others the British pound, the Australian dollar, the Canadian dollar, the Argentine peso, the Chilean peso, the Euro, the New Zealand dollar, the Costa Rican colon, the Singapore dollar, the Brazilian real, the Russian ruble and the Indian rupee. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against major currencies will affect our operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. In 2018, a general weakening of foreign currencies in countries where we have operations against the U.S. dollar had a negative impact on our results as reported in U.S. dollars. See “Segment Financial Results—International—Asia Pacific,” “—Europe,” “—Latin America,” and “—Canada” and “Effects of Inflation and Changes in Foreign Currency Exchange Rates” in the “Item 7. Management’s Discussion and Analysis” in this Form 10-K. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We generally do not mitigate the risks associated with fluctuating exchange rates, although we may from time to time through forward contracts or other derivative instruments hedge a portion of our translational foreign currency exposure or exchange rate risks associated with material transactions which are denominated in a foreign currency. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Accordingly, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, may materially affect our consolidated financial results.

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

In addition to what we are currently experiencing due to the 2017 cybersecurity incident, we are regularly involved in claims, suits, government investigations, supervisory examinations and regulatory proceedings arising from the ordinary course of our business, including actions with respect to consumer protection and data protection, including purported class action lawsuits. Such claims, suits, government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties or sanctions, as well as judgments, consent decrees or orders preventing us from offering certain features, functionalities, products or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. The FCRA contains an attorney fee shifting provision to provide an incentive for consumers to bring individual and class action lawsuits against a CRA for violation of the FCRA, and the number of consumer lawsuits (both individual and class action) against us alleging a violation of the FCRA and our resulting costs associated with resolving these lawsuits have increased substantially over the past several years.

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

Historically, we have relied, in part, on acquisitions, joint ventures and other alliances to grow our business. Any acquisitions we do complete may not be on favorable terms, and the expected benefits, synergies and growth from these initiatives may not materialize as planned. We may have difficulty assimilating new businesses and their products, services, technologies, IT systems and personnel into our operations. IT and data security profiles of acquired companies may not meet our technological standards and may take longer to integrate and remediate than planned. This may result in significantly greater transaction costs for future acquisitions than we have experienced historically, or it could mean that we will not pursue certain acquisitions where the costs of integration and remediation are too significant. We may also have difficulty integrating and operating businesses in countries and geographies where we do not currently have a significant presence, and acquisitions of businesses having a significant presence outside of the U.S. will increase our exposure to risks of conducting operations in international markets. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and financial condition.

Despite our past experience, opportunities to grow our business through acquisitions, joint ventures and other alliances may not be available to us in the future. In addition, our focus on our technology transformation strategy, our migration to cloud-based technologies and potential fines, penalties and other costs as a result of the 2017 cybersecurity incident may limit our ability to identify and complete acquisitions as we will have less time and resources to devote to identifying suitable acquisition candidates and our technological criteria and standards for acquisition candidates may increase.

Dependence on outsourcing certain portions of our operations may adversely affect our ability to bring products to market and damage our reputation. Dependence on outsourced information technology and other administrative functions may impair our ability to operate effectively.

As part of our efforts to streamline operations and to reduce operating costs, we have outsourced various components of our application development, information technology, operational support and administrative functions and will continue to evaluate additional outsourcing. Although we have implemented service level agreements and have established monitoring controls, if our outsourcing vendors fail to perform their obligations in a timely manner or at satisfactory quality levels including with respect to data and system security, or increase prices for their services to unreasonable levels, our ability to bring products to market and support our customers and our reputation could suffer. Any failure to perform on the part of these third-party providers could impair our ability to operate effectively and could result in lower future revenue, unrealized efficiencies and adversely impact our results of operations and our financial condition. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.

Changes in income tax laws can significantly impact our net income.

Federal and state governments in the U.S. as well as a number of other governments around the world are currently facing significant fiscal pressures and have considered or may consider changes to their tax laws for revenue raising or economic competitiveness reasons. Changes to tax laws can have immediate impacts, either favorable or unfavorable, on our results of operations and cash flows, and may impact our competitive position versus certain competitors who are domiciled in other jurisdictions and subject to different tax laws. In December 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 which significantly impacted our U.S. and global tax expense and net income and our earnings per share in 2018. The IRS issued clarification notices and the U.S. Treasury issued Proposed Regulation which also provided clarity to the Tax Act. However, the IRS could issue additional clarification and additional changes could be made to the final issuance of the Regulations.

If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer.

We derive a portion of our revenue from direct and indirect sales to U.S., state, local and foreign governments and their respective agencies. Such contracts are subject to various procurement laws and regulations, and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments or suspension of future government contracting. Following the 2017 cybersecurity incident, our government contracts received enhanced scrutiny and negative media attention that resulted in the suspension of one of our contracts. If we are unable to repair the reputational damage caused by the 2017 cybersecurity incident and ensure the security of the data we maintain, our ability to maintain our existing and acquire new government contracts may be substantially impacted.

Also, the government programs to which we provide services, or which are the bases of compliance services we provide non-governmental clients, including, in particular, the employer requirements under the Affordable Care Act, may be terminated or substantially altered by the government and our services would no longer be needed. If our government contracts are terminated, if we are suspended from government work, if the services we provide are no longer needed due to government program change or termination, or if our ability to compete for new contracts is adversely affected, our business could suffer.

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

The U.K.’s impending departure from the EU could adversely affect us.

The outcome of the 2016 referendum on the U.K.’s membership in the EU approving the exit of the U.K. from the EU (referred to as “Brexit”) could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. The effects of any Brexit will depend on its terms. In addition, developments regarding Brexit may also create global economic uncertainty, which may cause our clients to closely monitor their costs and reduce their spending on our solutions and services.

A downgrade to our credit ratings would increase our cost of borrowing under our credit facility and adversely affect our ability to access the capital markets.

We are party to a $1.10 billion five-year unsecured revolving credit facility with a group of financial institutions that matures in September 2023 (the “Revolver”). The Revolver replaced the Company’s previous $900 million unsecured revolving credit facility that was scheduled to mature in November 2020. The cost of borrowing under the Revolver and our ability and the terms under which we may access the credit markets are affected by credit ratings assigned to our indebtedness by the major credit rating agencies. These ratings are premised on our performance under assorted financial metrics, such as leverage and interest coverage ratios and other measures of financial strength, business and financial risk, industry conditions, transparency with rating agencies and timeliness of financial reporting. Our current ratings have served to lower our borrowing costs and facilitate access to a variety of lenders. However, there can be no assurance that our credit ratings or outlook will not be lowered in the future in response to adverse changes in these metrics caused by our operating results or by actions that we take that reduce our profitability or that require us to incur additional indebtedness for items such as substantial cash acquisitions, significant increases in costs and capital spending in security and IT systems, significant costs related to settlements of litigation or regulatory requirements, or by returning excess cash to shareholders through dividends or under our share repurchase program. A downgrade of our credit ratings would increase our cost of borrowing under the Revolver, negatively affect our ability to access the capital markets on advantageous terms, or at all, negatively affect the trading price of our securities and have a significant negative impact on our business, financial condition and results of operations.

We may not be able to borrow under our revolving credit facility and Receivables Facility.

We are party to a $225.0 million, two-year receivables funding facility (the “Receivables Facility”) as well as the Revolver. Our Revolver and Receivables Facility have representations, covenants, financial covenants and events of default which may limit our ability to borrow under such debt obligations. Any breach of a representation or failure to comply with any covenant or financial covenant or the occurrence of any event of default under the Revolver or the Receivables Facility could result in a prohibition of further borrowings under the Revolver and Receivables Facility or acceleration of any obligations outstanding thereunder. Any event of default under the Revolver or Receivables Facility could result in a cross default under our other outstanding debt obligations.

Changes in interest rates could adversely affect our cost of capital and net income.

Rising interest rates, credit market dislocations and decisions and actions by credit rating agencies can affect the availability and cost of our funding and adversely affect our net income.

Our business will suffer if we are not able to retain and hire key personnel.

Our future success, including our ability to implement our technology transformation strategy, depends partly on the continued service of our key development, sales, marketing, executive and administrative personnel. Additionally, increased retention risk exists in certain key areas of our operations, such as IT and security, which require specialized skills, such as maintenance of certain legacy computer systems, data security experts and analytical modelers. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. As part of our technology transformation strategy, we have hired a significant number of new employees and contract employees. Hiring, training, motivating, retaining and managing employees with the skills required is time-consuming and expensive. If we are not able to hire sufficient employees to support our technology transformation, or to train, motivate, retain and manage the employees we do hire, it could have a material adverse effect on our business operations or financial results. We believe our pay levels are competitive within the regions in which we operate. However, there is also intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to retain our key employees.

Our retirement and post-retirement pension plans are subject to financial market risks that could adversely affect our future results of operations and cash flows.

We have significant retirement and post-retirement pension plan assets and obligations. The performance of the financial markets and interest rates impact our plan expenses and funding obligations. Significant decreases in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets will increase our funding obligations, and adversely impact our results of operations and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements. We ordinarily lease office space for conducting our business and are obligated under approximately 100 leases and other rental arrangements for our field locations. We owned 8 office buildings at December 31, 2018, including our executive offices, one campus which houses our Alpharetta, Georgia data center, a building utilized by our Workforce Solutions operations located in St. Louis, Missouri, as well as three buildings utilized by our Latin America operations located in Mexico City, Mexico and Asuncion, Paraguay.

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

Multidistrict Litigation. Hundreds of class actions were filed against us in federal and state courts relating to the 2017 cybersecurity incident. The plaintiffs in these cases, who purport to represent various classes of U.S. consumers and small businesses, generally claim to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief.

In addition, certain class actions have been filed by financial institutions that allege their businesses have been placed at risk due to the 2017 cybersecurity incident and generally assert various common law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims. The financial institution class actions seek compensatory damages, injunctive relief and other related relief.
Furthermore, a lawsuit has been filed against us by the City of Chicago with respect to the 2017 cybersecurity incident alleging violations of state laws and local ordinances governing protection of personal data, consumer fraud, breach notice requirements and business practices and seeking declaratory and injunctive relief and the imposition of fines the aggregate amount of which the complaint does not specifically quantify. Three Indian Tribes filed suits in federal court asserting putative class actions relating to the 2017 cybersecurity incident brought on behalf of themselves and other similarly situated federally recognized Indian Tribes and Nations. Additionally, the Commonwealth of Puerto Rico filed an action on its own behalf and on behalf of the people of Puerto Rico arising out of the 2017 cybersecurity incident.
Beginning on December 6, 2017 and pursuant to multiple subsequent orders, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation and transfer for pre-trial proceedings with respect to the U.S. cases pending in federal court discussed above, including the City of Chicago action, the Indian Tribal suits, and the Puerto Rico action, to the Northern District of Georgia as the single U.S. District Court for centralized pre-trial proceedings (the “MDL Court”). Based on these orders, consolidated proceedings with respect to U.S. consumer and financial institution federal class actions and other lawsuits related to the 2017 cybersecurity incident have been conducted in the MDL Court. The MDL Court has established separate tracks for the consumer and financial institution class action cases and appointed lead counsel on behalf of plaintiffs in both tracks. Certain individual plaintiffs with cases pending in the MDL consolidated proceedings, including Puerto Rico and the City of Chicago, have sought the establishment of additional tracks and other related relief. The MDL Court has not yet ruled on those requests.
The Company moved to dismiss the consolidated class action complaints filed by the U.S. consumer, small business and financial institution plaintiffs in their entirety. On January 28, 2019, the MDL Court dismissed the small businesses’ consolidated class action complaint in its entirety. The MDL Court dismissed certain claims brought by the consumer and financial institution plaintiffs, while allowing other claims by those plaintiffs to proceed. Pursuant to case management orders issued by the MDL Court, consolidated pre-trial proceedings, including discovery between the parties, will proceed on the remaining claims of the U.S. consumer and financial institution plaintiffs.
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
Canadian Class Actions. Seven Canadian class actions, five of which are on behalf of a national class of approximately 19,000 Canadian consumers, have been filed against us in Ontario, Saskatchewan, Quebec and British Columbia. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. The plaintiffs in each case seek class certification/authorization on behalf of Canadian consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident. In some cases, plaintiffs also seek class certification on behalf of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident. All purported class actions are at preliminary stages, and we are opposing class certification or authorization in cases where such motions are pending. In addition, one of the cases in Ontario as well as the Saskatchewan case have been stayed. The Court’s order staying the Saskatchewan case is on appeal.
TransUnion Litigation. On November 27, 2017, Trans Union LLC and TransUnion Interactive, Inc. (collectively, “TransUnion”) filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Equifax Information Services LLC, Equifax Inc., and Equifax Consumer Services LLC f/k/a Equifax Consumer Services, Inc. In its lawsuit, TransUnion asserts claims for declaratory relief, breach of contract, and anticipatory repudiation of contract based on our Reciprocal Data Supply Agreement (the “Agreement”), which sets forth the pricing terms for credit monitoring supplied by the parties to each other. TransUnion seeks a declaration regarding its contractual rights under the Agreement and monetary damages. On January 26, 2018, we moved to dismiss TransUnion’s claims. On June 19, 2018, the court granted in part and denied in part our motion to dismiss, dismissing Equifax Inc. from the case. Discovery has now commenced and is scheduled to end in March 2019. We dispute the allegations by TransUnion and intend to defend against its claims.
Securities Class Action Litigation. A consolidated putative class action lawsuit alleging violations of various federal securities laws in connection with statements and alleged omissions regarding our cybersecurity systems and controls is pending against us and certain of our current and former executives, officers and directors in the U.S. District Court for the Northern District of Georgia. The consolidated complaint seeks certification of a class of all persons who purchased or otherwise acquired Equifax securities from February 25, 2016 through September 15, 2017 and unspecified monetary damages, costs and attorneys’ fees. The Company moved to dismiss the consolidated class action complaint in its entirety. On January 28, 2019, the court dismissed claims against certain individual defendants and claims challenging certain statements, but allowed other claims against Equifax and our former Chairman and Chief Executive Officer to proceed. Pursuant to scheduling and case management orders issued by the court, pre-trial proceedings, including discovery between the parties, will proceed on the remaining claims.
Shareholder Derivative Litigation. A consolidated putative shareholder derivative action naming certain of our current and former executives, officers and directors as defendants and naming us as a nominal defendant is pending in the U.S. District Court for the Northern District of Georgia. Among other things, the consolidated complaint alleges claims for breaches of fiduciary duties, unjust enrichment, corporate waste and insider selling by certain defendants, as well as certain claims under the federal securities laws. The complaint seeks unspecified damages on behalf of the Company, plus certain equitable relief. We have appointed a committee of independent directors empowered to evaluate and respond in our best interests to the claims and related litigation demands.
Government Lawsuits. In addition to the City of Chicago’s and Commonwealth of Puerto Rico’s lawsuits in the MDL Court, the City of San Francisco filed a lawsuit against us in Superior Court in the City of San Francisco on behalf of the People of the State of California alleging violations of California’s unfair competition law due to purported violations of statutory protections of personal data and statutory data breach requirements and seeking statutory penalties, injunctive relief, and restitution for California consumers, among other relief. The court has stayed the City of San Francisco action until March 29, 2019.

Civil enforcement actions have been filed against us by the Attorneys General of Massachusetts and West Virginia alleging violations of commonwealth/state consumer protection laws. The Massachusetts action is pending in Suffolk Superior Court and seeks permanent injunctive relief, civil penalties, restitution, disgorgement of profits, costs and attorneys’ fees. The Suffolk Superior Court denied the Company’s motions to stay and dismiss the case, and the case is in discovery. The West Virginia action is pending in the Circuit Court of Boone County and seeks civil penalties and attorneys’ fees. Equifax’s motion to stay proceedings was granted on a temporary basis on December 21, 2018, and then continued on January 24, 2019, with the court scheduling a further hearing for February 28, 2019. The lawsuit filed by the Attorney General of Puerto Rico was transferred to the MDL proceeding, as described above. The Puerto Rico Department of Consumer Affairs has issued Notices of Infraction related to the Company’s alleged failure to give timely notice of the data breach under Puerto Rico law to the Department and Puerto Rico consumers.

Individual Consumer Litigation. Over 1,000 individual consumer actions, including multi-plaintiff actions, have been filed against us in state (general jurisdiction and small claims) and federal courts across the U.S. related to the 2017 cybersecurity incident. These claims include more than 2,500 individual plaintiffs. In addition, there are approximately 50 individual arbitration claims. The plaintiffs/claimants in these cases generally claim to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking primarily monetary damages. Where possible, actions filed in federal court or removed to federal court have been noticed for transfer to the MDL Court. Some of these matters have been finally resolved, and others are in various stages.

Government Investigations. We continue to cooperate with federal, state, city and foreign governmental agencies and officials investigating or otherwise seeking information, testimony and/or documents, including through Civil Investigative Demands and subpoenas, regarding the 2017 cybersecurity incident and related matters, including 48 state Attorneys General offices, the District of Columbia, the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, other U.S. state regulators, certain Congressional committees of both the U.S. Senate and House of Representatives, the Office of the Privacy Commissioner of Canada (“OPC”) and the U.K.’s Financial Conduct Authority (“FCA”). The Financial Industry Regulatory Authority, Inc. conducted an investigation that has now been concluded.

With respect to state Attorneys General investigations, the Company is cooperating with a consolidated multi-state investigation involving the Attorneys General of 46 states and the District of Columbia. As noted above, the Attorneys General of Massachusetts, West Virginia and Puerto Rico are not participating in the multi-state process and have filed suit. The Attorneys General of Indiana and Texas are each conducting separate investigations.
The staffs of the CFPB and FTC have informed us that their respective agencies intend to seek injunctive relief damages and, with respect to the CFPB, civil money penalties against us based on allegations related to the 2017 cybersecurity incident. We have submitted written responses to the CFPB and FTC addressing their allegations, and we continue to cooperate with the agencies in their investigations. On October 2, 2018, the Enforcement Staff of the NYDFS provided us with notice that it is considering recommending that the NYDFS take legal action against us, potentially seeking consumer relief and civil money penalties. We continue to cooperate with the NYDFS in its investigation.
The staff of the OPC has informed us that the OPC intends to make certain findings and recommendations in connection with its investigation of the 2017 cybersecurity incident. We have submitted written responses to the OPC and we continue to cooperate in its investigation.

The SEC issued a subpoena on May 14, 2018 regarding disclosure issues relating to the 2017 cybersecurity incident. We continue to cooperate with the SEC in its investigation. In addition, we continue to cooperate with the SEC and the U.S. Attorney’s Office for the Northern District of Georgia regarding investigations into the trading activities by certain of our current and former employees in relation to the 2017 cybersecurity incident.
The New York State Attorney General Investor Protection Bureau (“IPB”) issued a subpoena on September 20, 2017 relating to an investigation of whether there has been a violation of the Martin Act. We continue to cooperate with the IPB in its investigation.
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

ACCC Investigation
In March 2017, the Australian Competition and Consumer Commission (the “ACCC”) commenced an investigation to determine whether the Company has been or is engaged in unlawful acts or practices relating to advertising, marketing and sale of consumer reports, credit scores or credit monitoring products in violation of the Australian Consumer Law, which prohibits misleading or deceptive conduct and false representations. The ACCC issued a number of notices to produce documents and information. On March 16, 2018, the ACCC commenced proceedings against the Company. The proceedings were settled on October 2, 2018. The settlement, which is subject to final court review, requires Equifax to, among other things, pay a monetary penalty, provide refunds to certain impacted consumers and refrain from engaging in specified conduct.
California Bankruptcy Litigation

In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award. Mailing of the supplemental notice was completed on February 15, 2011 and the deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order vacating the settlement and remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiffs and granted the motion of counsel for the settling plaintiffs to be appointed as interim lead class counsel. On March 28, 2016, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s lead counsel appointment. On January 9, 2017, the United States Supreme Court denied the objectors’ Petition for a Writ of Certiorari. The parties re-engaged in settlement discussions, including participation in mediations in August 2016 and November 2016, and reached an agreement to again settle the monetary claims. Settlement documents were filed with the District Court on April 14, 2017. On June 16, 2017, the Court granted preliminary approval of the proposed settlement, conditionally certified the settlement class, and appointed class counsel and administrator. A Final Fairness Hearing was held on December 11, 2017 and on April 6, 2018, the Court granted final approval. A Notice of Appeal was filed on May 7, 2018. Following the Notice of Appeal, the parties reached a Stipulation Regarding Attorneys’ Fees and Costs with the District Court subject to affirmance of the settlement with the U.S. Court of Appeals for the Ninth Circuit. The Ninth Circuit issued a briefing schedule on July 3, 2018, and on September 17, 2018, the objectors filed their appellate brief. The settling parties filed responsive briefs on January 31, 2019.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equifax’s common stock is traded on the New York Stock Exchange under the symbol “EFX.” As of January 31, 2019, Equifax had approximately 3,330 holders of record; however, Equifax believes the number of beneficial owners of common stock exceeds this number.

Shareholder Return Performance Graph

The graph below compares Equifax’s five-year cumulative total shareholder return with that of the Standard & Poor’s Composite Stock Index (S&P 500) and a peer group index, the S&P 500 Banks Index (Industry Group). The graph assumes that the value of the investment in our Common Stock and each index was $100 on the last trading day of 2013 and that all quarterly dividends were reinvested without commissions. Our past performance may not be indicative of future performance.

COMPARATIVE FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG EQUIFAX INC., S&P 500 INDEX, AND S&P 500 BANKS INDEX (INDUSTRY GROUP)

	Fiscal Year Ended December 31,
	Initial	2014	2015	2016	2017	2018
Equifax Inc.	100.00	153.68	214.06	226.90	228.22	143.32
S&P 500 Index	100.00	150.51	152.59	169.24	205.24	150.33
S&P 500 Banks Index (Industry Group)	100.00	149.79	148.23	178.13	214.75	148.30

The table below contains information with respect to purchases made by or on behalf of Equifax of its common stock during the fourth quarter ended December 31, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - October 31, 2018	540	$—	—	$590,092,166
November 1 - November 30, 2018	295	$—	—	$590,092,166
December 1 - December 31, 2018	7,044	$—	—	$590,092,166
Total	7,879	$—	—	$590,092,166

(1)
The total number of shares purchased includes, if applicable: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock, totaling 540 shares for the month of October 2018, 295 shares for the month of November 2018 and 7,044 shares for the month of December 2018.

(2)	Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)	We did not repurchase any common shares during the twelve months ended December 31, 2018. At December 31, 2018, the amount authorized for future share repurchases under the Program was $590.1 million.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance is included in the section captioned “Equity Compensation Plan Information” in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes our selected historical financial information for each of the last five years. The summary of operations data for the years ended December 31, 2018, 2017, and 2016, and the balance sheet data as of December 31, 2018 and 2017, have been derived from our audited Consolidated Financial Statements included in this report. The summary of operations data for the years ended December 31, 2015 and 2014, and the balance sheet data as of December 31, 2016, 2015 and 2014, have been derived from our audited Consolidated Financial Statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this report.

	Twelve Months Ended December 31,
	2018 (1) (2)	2017 (3) (4)	2016 (5)	2015 (6) (7)	2014 (8)
	(In millions, except per share data)
Summary of Operations:
Operating revenue	$3,412.1	$3,362.2	$3,144.9	$2,663.6	$2,436.4
Operating expenses	2,964.1	2,530.5	2,319.8	1,963.6	1,794.5
Operating income	448.0	831.7	825.1	700.0	641.9
Consolidated income from continuing operations	306.3	598.0	495.1	434.8	374.0
Net income attributable to Equifax	$299.8	$587.3	$488.8	$429.1	$367.4

Dividends paid to Equifax shareholders	$187.9	$187.4	$157.6	$137.8	$121.2
Diluted earnings per share
Net income attributable to Equifax	$2.47	$4.83	$4.04	$3.55	$2.97
Cash dividends declared per share	$1.56	$1.56	$1.32	$1.16	$1.00
Weighted-average shares outstanding (diluted)	121.4	121.5	121.1	120.9	123.5

	As of December 31,
	2018 (1) (2)	2017 (3) (4)	2016 (5)	2015 (6) (7)	2014 (8)
	(In millions)
Balance Sheet Data:
Total assets	$7,153.2	$7,233.4	$6,664.0	$4,501.5	$4,661.0
Short-term debt and current maturities	4.9	965.3	585.4	49.3	380.4
Long-term debt, net of current portion	2,630.6	1,739.0	2,086.8	1,138.4	1,145.7
Total debt, net	2,635.5	2,704.3	2,672.2	1,187.7	1,526.1
Total equity	3,155.7	3,239.0	2,721.3	2,350.4	2,234.6

(1)
During the year ended December 31, 2018, the Company recorded $401.2 million of pre-tax expenses related to the 2017 cybersecurity incident and insurance recoveries of $75.0 million for net expenses of $326.2 million. Costs related to the 2017 cybersecurity incident are defined as incremental costs to transform our information technology infrastructure and data security; legal fees and professional services costs to investigate the 2017 cybersecurity incident and respond to legal, government and regulatory claims; as well as costs to provide the free product and related support to the consumer.

(2)
During the fourth quarter of 2018, we recorded a restructuring charge of $46.1 million all of which is recorded in selling, general, and administrative expenses in our Consolidated Statements of Income. The restructuring charge primarily relates to a reduction in headcount to support the Company’s strategic objectives and increase the integration of our global operations. For additional information, see Note 11 of the Notes to the Consolidated Financial Statements in this report.

(3)
During the year ended December 31, 2017, the Company recorded $164.0 million of pre-tax expenses related to the 2017 cybersecurity incident and insurance recoveries of $50.0 million for net expenses of $114.0 million. Expenses include costs to investigate and remediate the 2017 cybersecurity incident and legal and other professional services related thereto, all of which were expensed as incurred. Additionally, as a result of the 2017 cybersecurity incident, we offered free credit file monitoring and identity theft protection to all U.S. consumers. We recorded the expenses necessary to provide this service to those who signed up during 2017. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements in this report.

(4)
The Tax Cuts and Jobs Act of 2017 (“Tax Act”), as signed by the President of the United States on December 22, 2017, significantly revised U.S. tax law. The legislation positively impacted the Company’s ongoing effective tax rate due to the reduction of the U.S. federal corporate tax rate from 35% to 21%. The Tax Act made major changes to the U.S. international tax system. Under previous law, foreign earnings were subject to U.S. tax when repatriated to the U.S. Under the Tax Act, foreign earnings are generally exempt from U.S. tax. Additionally, there is a one-time deemed repatriation tax on undistributed foreign earnings and profits (the “transition tax”). The Tax Act imposes other U.S. taxes on “global intangible low taxed income” and “base erosion anti-abuse transactions.” Other significant changes included limitations on the deductibility of interest expense and executive compensation, and repeal of the deduction for domestic production activities. As a result of the current interpretation and estimated impact of the Tax Act, the Company recorded adjustments totaling a net tax benefit of $48.3 million in the fourth quarter of 2017 to provisionally account for the estimated impact. Refer to Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information. We also prospectively applied the provisions of ASU 2016-09 “Compensation - Stock Compensation (Topic 718),” related to the recognition of windfall tax benefits in the Consolidated Statement of Income which resulted in the recognition of $26.7 million of tax benefits for the year ended December 31, 2017.

(5)
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

(6)
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

(7)
During the second quarter of 2015, the management of Boa Vista Servicos S.A. (“BVS”), in which we hold a 15% cost method investment, updated the financial projections of BVS. The updated projections, along with the continued weakness in the Brazilian consumer and small commercial credit markets were considered indicators of impairment. As a result of these changes, and the associated near-term changes in cash flow expected from the business, we recorded a 46.0 million Brazilian Reais ($14.8 million) impairment of our investment.

(8)
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

BUSINESS OVERVIEW

Equifax Inc. is a global data, analytics and technology company. We provide information solutions and human resources business process outsourcing services for businesses, governments and consumers. We have a large and diversified group of clients, including financial institutions, corporations, governments and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, demographic and marketing data. We use advanced statistical techniques, machine learning and proprietary software tools to analyze available data to create customized insights, decision-making solutions and processing services for our clients. We also provide information, technology and services to support debt collections and recovery management. Additionally, we are a leading provider of payroll-related and human resource management business process outsourcing services in the United States of America, or U.S. For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions.

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the United Kingdom, or U.K., Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland, Chile, Costa Rica and India. We also offer Equifax branded credit services in Russia and India through joint ventures, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates, and have an investment in a consumer and commercial credit information company in Brazil.

2017 Cybersecurity Incident

In 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of certain personally identifiable information of U.S., Canadian and U.K. consumers. Criminals exploited a software vulnerability in a U.S. website application to gain unauthorized access to our network. In March 2017, the U.S. Department of Homeland Security distributed a notice concerning the software vulnerability. We undertook efforts to identify and remediate vulnerable systems; however, the vulnerability in the website application that was exploited was not identified by our security processes. We discovered unusual network activity in late-July 2017 and upon discovery promptly investigated the activity. Once the activity was identified as potential unauthorized access, we acted to stop the intrusion and engaged a leading, independent cybersecurity firm to conduct a forensic investigation to determine the scope of the unauthorized access, including the specific information impacted. Based on our forensic investigation, the unauthorized access occurred from mid-May 2017 through July 2017. No evidence was found that the Company’s core consumer, employment and income, or commercial reporting databases were accessed. We continue to cooperate with law enforcement in connection with the criminal investigation into the actors responsible for the 2017 cybersecurity incident.

As a result of the 2017 cybersecurity incident, we are party to numerous lawsuits and governmental investigations. See “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” in this Form 10-K for more information regarding these lawsuits and investigations.

Product Liability.  As a result of the 2017 cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all eligible U.S. consumers who signed up through January 31, 2018. We also provided free credit reports and scores, credit monitoring and identity theft protection for twenty four months to impacted consumers in Canada and the U.K. We have recorded the expenses necessary to provide this service to those who signed up. Through December 31, 2017, we recorded $50.7 million of product costs in selling, general and administrative expenses in the accompanying Consolidated Statements of Income. In 2018, the Company extended the free credit monitoring services for an additional twelve months for eligible consumers impacted by the 2017 cybersecurity incident by providing them the opportunity to enroll in Experian® IDNotify™ at no cost. We recorded $20.4 million related to these services in selling, general, and administrative expenses in the accompanying Consolidated Statements of Income for the twelve months ended December 31, 2018.

Litigation, Claims and Government Investigations.  As a result of the 2017 cybersecurity incident, we are subject to a significant number of proceedings and investigations as described in Part I, “Item 3. Legal Proceedings” in this Form 10-K. While we believe it is reasonably possible that we will incur losses associated with such proceedings and investigations, it is not possible at this time to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described in “Item 3. Legal Proceedings” based on the various stages of these proceedings and investigations, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes that the ultimate amount paid on these actions, claims and investigations could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

Future Costs.  We are currently executing substantial initiatives in security and consumer support, and a company-wide transformation of our technology infrastructure, which we refer to as our technology transformation, and incurred substantial increased expenses and capital expenditures in 2018 related to these initiatives. We expect to again incur significant expenses and capital expenditures in 2019 and 2020 related to these initiatives, although at levels slightly below those incurred in 2018.

We incurred significant legal and professional services expenses related to the lawsuits, claims and government investigations to which we are a party in 2018, and expect to continue to incur these expenses until these items are resolved. We will recognize the expenses and capital expenditures referenced herein as they are incurred. In 2018, we incurred elevated costs for insurance, finance and compliance activities, and expect to incur costs at these levels again in 2019.

Insurance Coverage.  At the time of the 2017 cybersecurity incident, we had $125.0 million of cybersecurity insurance coverage, above a $7.5 million deductible, to limit our exposure to losses such as those related to this incident. During the twelve months ended December 31, 2018 and 2017, the Company recorded insurance recoveries of $75.0 million and $50.0 million, respectively, and received payments of $110.0 million and $15.0 million, respectively, for reimbursable costs incurred to date. Since the announcement of the 2017 cybersecurity incident in September 2017, we have received the maximum reimbursement under the insurance policy of $125.0 million.

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

Global Consumer Solutions revenue is both transaction and subscription based and is derived from the sale of credit monitoring and identity theft protection products, which we deliver electronically to consumers primarily via the internet in the U.S., Canada, and the U.K. We also sell consumer and credit information to resellers who combine our information with other information to provide direct-to-consumer monitoring, reports and scores. Due to the 2017 cybersecurity incident we ceased advertising our consumer business in the U.S. in September 2017. We resumed advertising our U.S. paid products in the fourth quarter of 2018.

As part of our response to the 2017 cybersecurity incident, we made our TrustedID® Premier service, an identity theft protection and credit file monitoring product, available for free to all U.S. consumers for twelve months for those who signed up by January 31, 2018. In late 2018, the Company extended the free credit file monitoring services for impacted consumers in the U.S. using the free TrustedID Premier® service by providing them the opportunity to enroll in Experian® IDNotify™ at no cost for an additional twelve months. Similarly, for impacted consumers in Canada and the U.K., we provided free credit reports and scores, credit monitoring and identity theft protection for twenty four months. As part of our commitment to providing long-term resources and protections for consumers, in January 2018, the Company introduced Lock & Alert™, a mobile application enabled service that allows U.S. consumers to quickly lock and unlock their Equifax credit report for free, for life.

Geographic Information. We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, we have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates, and have an investment in a consumer and commercial credit information company in Brazil. Approximately 71% our revenue was generated in the U.S. during both of the twelve months ended December 31, 2018 and 2017.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. Key performance indicators for the twelve months ended December 31, 2018, 2017 and 2016, include the following:

	Key Performance Indicators Twelve Months Ended December 31,
	2018	2017	2016
	(In millions, except per share data)
Operating revenue	$3,412.1	$3,362.2	$3,144.9
Operating revenue change	1%	7%	18%
Operating income	$448.0	$831.7	$825.1
Operating margin	13.1%	24.7%	26.2%
Net income attributable to Equifax	$299.8	$587.3	$488.8
Diluted earnings per share	$2.47	$4.83	$4.04
Cash provided by operating activities	$672.2	$816.0	$823.0
Capital expenditures*	$(368.1)	$(214.0)	$(191.5)
*Amounts above include accruals for capital expenditures.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, small commercial credit and marketing activity. Demand is also enhanced by our initiatives to expand our products, capabilities, and markets served. In the United States, we expect 2019 economic activity, as measured by GDP, to be down from the levels seen in the second half of 2018. We expect modest growth in consumer credit, excluding mortgage, over the course of 2019. U.S. Mortgage market originations are expected to be much weaker in the first half of 2019 and down for the full year of 2019 versus 2018. We anticipate 2019 economic activity, as measured by GDP, in Canada to be slightly below the levels seen in the second half of 2018. In Australia, as measured by GDP, we anticipate 2019 economic activity to be below the levels seen in the second half of 2018 due to overall weakness in consumer credit markets. In the European markets we serve, the U.K., Spain and Portugal, we are expecting 2019 economic activity, as measured by GDP, to be at or slightly below the levels in 2018. In Latin America, our two largest markets are in Argentina and Chile. In Argentina, the market weakened significantly in 2018. We are expecting continued weakness in 2019 but at lower levels than in 2018. In Chile, we are expecting economic activity in 2019 to be down slightly compared to 2018.

The 2017 cybersecurity incident is expected to continue to negatively impact revenue, principally in our USIS and Global Consumer Solutions businesses. We have incurred, in 2018, and will continue to incur, in 2019, legal, consulting and other costs related to the analysis and response to the 2017 cybersecurity incident. Additionally, in 2018 and beyond, we have incurred and will continue to incur increased costs and capital expenditures related to our technology transformation, which includes costs for enhanced data security. In 2018 and beyond, we had and will continue to have increases in the ongoing run-rate of technology and security spending. We also expect to continue to incur increased expenses for insurance, finance, compliance activities, and to meet increased legal and regulatory requirements. The ultimate amount of these increases is expected to be significant.

As a result of the 2017 cybersecurity incident, we are subject to a significant number of proceedings and investigations as described in “Item 3. Legal Proceedings” in this Form 10-K. While we believe it is reasonably possible that we will incur losses associated with these proceedings and investigations, it is not possible to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations based on the various stages of these proceedings and investigations, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes that the ultimate amount paid on these actions, claims and investigations could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods and may reduce available resources to invest in technology and innovation.

RESULTS OF OPERATIONS —
TWELVE MONTHS ENDED DECEMBER 31, 2018, 2017 AND 2016

Consolidated Financial Results

Operating Revenue

	Twelve Months Ended December 31,			Change
				2018 vs. 2017		2017 vs. 2016
Operating Revenue	2018	2017	2016	$	%	$	%
	(In millions)
U.S. Information Solutions	$1,247.3	$1,262.7	$1,236.5	$(15.4)	(1)%	$26.2	2%
International	966.2	932.3	803.6	33.9	4%	128.7	16%
Workforce Solutions	826.8	764.2	702.2	62.6	8%	62.0	9%
Global Consumer Solutions	371.8	403.0	402.6	(31.2)	(8)%	0.4	—%
Consolidated operating revenue	$3,412.1	$3,362.2	$3,144.9	$49.9	1%	$217.3	7%

Revenue for 2018 increased by 1% compared to 2017. The growth was driven by our Workforce Solutions and International segments which was partially offset by declines in USIS and Global Consumer Solutions which were negatively impacted by the 2017 cybersecurity incident. Workforce Solutions saw strong growth driven by Verification Services. International had local currency growth across all regions. The effect of foreign exchange rates reduced revenue by $28.3 million, or 1%, in 2018 compared to 2017.

Revenue for 2017 increased by 7% compared to 2016. The growth was driven by our International and Workforce Solutions segments. International had strong growth across all regions, which reflects broad based organic growth and the Veda acquisition. Workforce Solutions saw strong growth driven by Verification Services. USIS had an increase in revenue compared to 2016, reflecting growth in core credit decisioning, financial marketing services, mortgage and identity and fraud solutions. Revenue in our USIS, Global Consumer Solutions and Workforce Solutions segments were negatively impacted by the 2017 cybersecurity incident. The effect of foreign exchange rates reduced revenue by $6.0 million in 2017 compared to 2016.

Operating Expenses

	Twelve Months Ended December 31,			Change
				2018 vs. 2017		2017 vs. 2016
Operating Expenses	2018	2017	2016	$	%	$	%
	(In millions)
Consolidated cost of services	$1,440.4	$1,210.7	$1,113.4	$229.7	19%	$97.3	9%
Consolidated selling, general and administrative expenses	1,213.3	1,032.0	941.0	181.3	18%	91.0	10%
Consolidated depreciation and amortization expense	310.4	287.8	265.4	22.6	8%	22.4	8%
Consolidated operating expenses	$2,964.1	$2,530.5	$2,319.8	$433.6	17%	$210.7	9%

Cost of Services.  Cost of services increased $229.7 million in 2018 compared to 2017. We incurred increased incremental technology and data security costs of $146.5 million in 2018. These increased technology and security costs predominantly reflect the investments we are making in our technology transformation, which include costs for enhanced data security. We expect these incremental costs as well as increased ongoing technology and security costs to continue in 2019 and 2020. The remaining increase is due to increased people and royalty costs. The effect of changes in foreign exchange rates reduced cost of services by $6.4 million.

Cost of services increased $97.3 million in 2017 compared to 2016. The increase in cost of services, when compared to 2016, was due to the increase in production costs driven by higher revenues, as well as increases of $14.2 million in professional services related to the 2017 cybersecurity incident and in people costs. The effect of changes in foreign exchange rates reduced cost of services by $2.1 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $181.3 million in 2018 as compared to 2017.

We incurred increased incremental technology and data security costs of $160.7 million in 2018. As was the case in cost of services, these increased technology and security costs predominately reflect the investments we are making in our technology transformation, which include costs for enhanced data security. We expect these incremental costs as well as increased ongoing technology and security costs to continue in 2019 and 2020.

Related to the 2017 cybersecurity incident, we incurred net costs of $19.0 million in 2018. We incurred legal and investigative fees of $73.6 million, and decreased costs to fulfill and support the free credit monitoring service provided to eligible consumers of $20.4 million. Additionally, we benefited from the recognition of insurance proceeds of $75.0 million to offset these costs in 2018, versus the $50.0 million of insurance proceeds recorded in 2017.

The remaining changes were driven by increases due to the restructuring charge of $46.1 million, people, the public records litigation settlement of $18.5 million, and insurance costs which were partially offset by decreased advertising costs.

The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $10.2 million.

Selling, general and administrative expenses increased $91.0 million in 2017 as compared to 2016. The increase was due to $99.8 million of costs related to the 2017 cybersecurity incident, higher occupancy and people costs, partially offset by a decline in Veda integration and transaction costs. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $2.2 million.

Depreciation and Amortization.  Depreciation and amortization expense for 2018 increased by $22.6 million. The increase is due to amortization of capitalized internal-use software and system costs and depreciation of production equipment, partially offset by a decrease in amortization of purchased intangibles.

Depreciation and amortization expense for 2017 increased by $22.4 million primarily due to increased depreciation due to increased capital expenditures.

Operating Income and Operating Margin

	Twelve Months Ended December 31,			Change
Operating Income and Operating Margin				2018 vs. 2017			2017 vs. 2016
	2018	2017	2016	$	%		$	%
	(In millions)
Consolidated operating revenue	$3,412.1	$3,362.2	$3,144.9	$49.9	1%		$217.3	7%
Consolidated operating expenses	2,964.1	2,530.5	2,319.8	433.6	17%		210.7	9%
Consolidated operating income	$448.0	$831.7	$825.1	$(383.7)	(46)%		$6.6	1%
Consolidated operating margin	13.1%	24.7%	26.2%		(11.6	)pts		(1.5	)pts

Total company margin decreased in 2018 versus 2017, primarily due to the aforementioned technology and data security spending by the Company after the 2017 cybersecurity incident of $326.2 million reflected in costs of services and selling, general, and administrative expenses in our Consolidated Statements of Income.

Total company margin decreased in 2017 versus 2016, primarily due to the costs related to the 2017 cybersecurity incident, partially offset by increased margins in International and Workforce Solutions business segments and lower integration costs related to the acquisition of Veda.

Interest Expense and Other Income (Expense), net

	Twelve Months Ended December 31,			Change
				2018 vs. 2017		2017 vs. 2016
Consolidated Interest and Other Income (Expense), net	2018	2017	2016	$	%	$	%
	(In millions)
Consolidated interest expense	$(103.5)	$(92.8)	$(92.1)	$(10.7)	12%	$(0.7)	1%
Consolidated other income, net	11.8	7.7	(4.8)	4.1	53%	12.5	(260)%

Average cost of debt	3.8%	3.4%	3.5%
Total consolidated debt, net, at year end	$2,635.5	$2,704.3	$2,672.2	$(68.8)	(3)%	$32.1	1%

Interest expense increased in 2018, when compared to 2017, due to an increase in our overall average cost of debt resulting from the issuance of the Senior Notes in May 2018.

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

The increase in other income (expense), net, in 2018 is primarily due to higher earnings on certain equity method investments, an increase in interest income, and the release of a liability from a past acquisition. These increases were partially offset by increased pension expense and the foreign exchange impact of remeasuring the peso denominated monetary assets and liabilities as a result of Argentina becoming a highly inflationary economy for accounting purposes in 2018.

The increase in other income (expense), net, in 2017 is primarily due to a 2016 loss on the economic hedges, offset by a foreign currency gain on intercompany debt related to the Veda transaction which did not recur in 2017. There were also higher earnings on certain equity method investments in 2017.

Income Taxes

	Twelve Months Ended December 31,			Change
				2018 vs. 2017		2017 vs. 2016
Provision for Income Taxes	2018	2017	2016	$	%	$	%
	(In millions)
Consolidated provision for income taxes	$(50.0)	$(148.6)	$(233.1)	$98.6	(66)%	$84.5	(36)%
Effective income tax rate	14.0%	19.9%	32.0%

Our effective tax rate was 14.0% for 2018, down from 19.9% for the same period in 2017. The decrease in our effective income tax rate is due to the decrease in the statutory U.S. tax rate as a result of the Tax Act enacted in the fourth quarter of 2017 and the increase in the benefit received from the reversal of uncertain tax positions. These changes were offset by an increase in the impact of equity compensation, an increase in the foreign rate differential impact, and the deferred tax benefit recorded in the fourth quarter of 2017 to reflect the impact of the Tax Act.

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

Net Income

	Twelve Months Ended December 31,			Change
				2018 vs. 2017		2017 vs. 2016
Net Income	2018	2017	2016	$	%	$	%
	(In millions, except per share amounts)
Consolidated operating income	$448.0	$831.7	$825.1	$(383.7)	(46)%	$6.6	1%
Consolidated other expense, net	(91.7)	(85.1)	(96.9)	(6.6)	8%	11.8	(12)%
Consolidated provision for income taxes	(50.0)	(148.6)	(233.1)	98.6	(66)%	84.5	(36)%
Consolidated net income	306.3	598.0	495.1	(291.7)	(49)%	102.9	21%
Net income attributable to noncontrolling interests	(6.5)	(10.7)	(6.3)	4.2	(39)%	(4.4)	70%
Net income attributable to Equifax	$299.8	$587.3	$488.8	$(287.5)	(49)%	$98.5	20%
Diluted earnings per share:
Net income attributable to Equifax	$2.47	$4.83	$4.04	$(2.36)	(49)%	$0.79	20%
Weighted-average shares used in computing diluted earnings per share	121.4	121.5	121.1

Consolidated net income decreased by $291.7 million, or 49%, in 2018 compared to 2017 due to decreased operating income primarily driven by the $326.2 million of aforementioned incremental technology and data security costs. The increased costs were partially offset by decreased income tax expense due to lower pre-tax income and the decrease in the statutory U.S. tax rate as a result of the Tax Act enacted in the fourth quarter of 2017.

Consolidated net income increased by $102.9 million, or 21%, in 2017 compared to 2016 due to increased operating income, principally in our International, Workforce Solutions, and USIS businesses, partially offset by the 2017 cybersecurity costs of $114.0 million and lower operating income in the Global Consumer Solutions business. There were also several income tax benefits, consisting principally of the fourth quarter tax benefit related to the Tax Act and the prospective adoption of the new stock-based compensation guidance in the first quarter of 2017. Additionally, there was an increase in other income, primarily due to a 2016 loss on economic hedges, offset by a foreign currency gain on intercompany debt related to the Veda transaction which did not recur in 2017.

Segment Financial Results

U.S. Information Solutions

	Twelve Months Ended December 31,			Change
U.S. Information Solutions				2018 vs. 2017			2017 vs. 2016
	2018	2017	2016	$	%		$	%
	(In millions)
Operating revenue:
Online Information Solutions	$877.5	$889.6	$879.3	$(12.1)	(1)%		$10.3	1%
Mortgage Solutions	153.6	148.9	142.2	4.7	3%		6.7	5%
Financial Marketing Services	216.2	224.2	215.0	(8.0)	(4)%		9.2	4%
Total operating revenue	$1,247.3	$1,262.7	$1,236.5	$(15.4)	(1)%		$26.2	2%
% of consolidated revenue	37%	37%	39%
Total operating income	$441.7	$539.1	$537.0	$(97.4)	(18)%		$2.1	—%
Operating margin	35.4%	42.7%	43.4%		(7.3	)pts		(0.7	)pts

U.S. Information Solutions revenue decreased 1% in 2018 compared to 2017 due to declines in our core credit decisioning services and lower project related revenue as well as the negative impact from the 2017 cybersecurity incident. These declines were partially offset by revenue from a 2018 acquisition, growth in core mortgage, and revenue from mortgage channel partners.

U.S. Information Solutions revenue increased 2% in 2017 compared to 2016 due to growth in the mortgage and financial verticals, partially offset by a decline in our auto vertical and the impact of the 2017 cybersecurity incident.

Online Information Solutions.  Revenue for 2018 decreased 1% compared to 2017, due to declines in our core credit decisioning services and identity and fraud solutions revenue. These declines were partially offset by growth from a 2018 acquisition and revenue from mortgage, auto, and direct to consumer channel partners.

Revenue for 2017 increased 1% compared to 2016, due to growth in core credit decisioning and identity and fraud solutions.

Mortgage Solutions.  Revenue increased 3% in 2018 compared to 2017, primarily due to a new product offering. This growth was partially offset by declines in the mortgage market and our other mortgage product offerings.

Revenue increased 5% in 2017 compared to 2016, driven by growth in core mortgage, as well as growth from other mortgage product offerings.

Financial Marketing Services.  Revenue decreased 4% in 2018 compared to 2017 due to a reduction in projects delivered.

Revenue increased 4% in 2017 compared to 2016 due to growth in credit marketing services and project related revenue.

U.S. Information Solutions Operating Margin.  USIS operating margin decreased to 35.4% in 2018 compared to 42.7% in 2017, primarily due to the decrease in revenue and increases in incremental technology and data security costs, royalties, and the public records litigation settlement of $18.5 million. USIS operating margin decreased to 42.7% in 2017 compared to 2016 of 43.4%, primarily due to increased people costs, partially offset by product mix.

International

	Twelve Months Ended December 31,			Change
				2018 vs. 2017			2017 vs. 2016
International	2018	2017	2016	$	%		$	%
	(In millions)
Operating revenue:
Asia Pacific	$325.6	$308.9	$244.2	$16.7	5%		$64.7	26%
Europe	287.3	273.8	253.6	13.5	5%		20.2	8%
Latin America	206.6	213.6	183.9	(7.0)	(3)%		29.7	16%
Canada	146.7	136.0	121.9	10.7	8%		14.1	12%
Total operating revenue	$966.2	$932.3	$803.6	$33.9	4%		$128.7	16%
% of consolidated revenue	28%	28%	26%
Total operating income	$108.6	$169.4	$111.4	$(60.8)	(36)%		$58.0	52%
Operating margin	11.2%	18.2%	13.9%		(7.0	)pts		4.3	pts

International revenue increased by 4% in 2018 as compared to 2017. Local currency revenue growth for 2018 was 7%, driven by growth across all regions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $29.5 million, or 3%.

International revenue increased by 16% in 2017 as compared to 2016. Local currency organic revenue growth for 2017, excluding Veda, was 11%, driven by growth across all regions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $4.3 million, or 1%.

Asia Pacific. Local currency growth was 8% in 2018 primarily due to the Mercury acquisition and growth in our commercial business. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $8.8 million, or 3%, in 2018. Reported revenue increased 5% in 2018.

Local currency growth was 24% in 2017 primarily due to the Veda acquisition. Local currency fluctuations against the U.S. dollar positively impacted revenue by $6.1 million, or 3%, in 2017. Reported revenue increased 26% in 2017.

Europe.  Local currency revenue growth was 1% in 2018 primarily due to growth in U.K. and Spain credit operations revenue and was partially offset by a decline in our debt management services. Local currency fluctuations against the U.S. dollar positively impacted revenue by $10.0 million, or 4%, for 2018. Reported revenue increased 5% in 2018.

Local currency revenue growth was 12% in 2017 primarily due to growth in U.K. debt management services and other growth in the U.K. and Spain. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $9.1 million, or 4%, for 2017. Reported revenue increased 8% in 2017.

Latin America. Local currency revenue increased 11% in 2018 driven by core growth primarily in Argentina, Chile and Ecuador. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $30.8 million, or 14%, in 2018, most notably due to depreciation in the foreign exchange rate of the Argentine peso. Reported revenue decreased 3% in 2018.

Local currency revenue increased 18% in 2017 driven by growth primarily in Argentina and Chile. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $3.9 million, or 2%, in 2017, most notably due to depreciation in the foreign exchange rate of the Argentine peso, partially offset by appreciation of the Chilean peso. Reported revenue increased 16% in 2016.

Canada.  Local currency revenue increased 8% in 2018 compared to 2017, primarily due to broad based revenue growth. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.1 million in 2018. Reported revenue increased 8% in 2018.

Local currency revenue increased 9% in 2017 compared to 2016, primarily due to organic growth. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.7 million, or 2%, in 2017. Reported revenue increased 12% in 2017.

International Operating Margin.  Operating margin decreased to 11.2% in 2018 as compared to 18.2% in 2017. The reduced margin is due to an increase in incremental technology and data security, people, and production costs as well as depreciation and amortization. These increased costs were positively impacted by foreign currency fluctuations during the year. Operating margin increased to 18.2% in 2017 as compared to 13.9% in 2016. The increase primarily resulted from a decrease in integration costs related to the Veda acquisition, lower growth in people costs, a gain on the sale of an asset, and a slight decrease in purchased intangibles amortization.

Workforce Solutions

	Twelve Months Ended December 31,			Change
				2018 vs. 2017			2017 vs. 2016
Workforce Solutions	2018	2017	2016	$	%		$	%
	(In millions)
Operating Revenue:
Verification Services	$567.0	$501.5	$437.3	$65.5	13%		$64.2	15%
Employer Services	259.8	262.7	264.9	(2.9)	(1)%		(2.2)	(1)%
Total operating revenue	$826.8	$764.2	$702.2	$62.6	8%		$62.0	9%
% of consolidated revenue	24%	23%	22%
Total operating income	$332.7	$331.9	$295.5	$0.8	—%		$36.4	12%
Operating margin	40.2%	43.4%	42.1%		(3.2	)pts		1.3	pts

Workforce Solutions revenue increased by 8% in 2018 compared to 2017 due to strong growth in Verification Services, partially offset by decreased revenue in unemployment claims.

Workforce Solutions revenue increased by 9% in 2017 compared to 2016 due to strong growth in the government, mortgage, financial and pre-employment screening verticals, partially offset by the impact of the 2017 cybersecurity incident.

Verification Services.  Revenue increased 13% in 2018 compared to 2017, due to strong growth in government, mortgage, talent solutions, and healthcare verticals, and continued addition of new records to The Work Number database.

Revenue increased 15% in 2017 compared to 2016, due to strong growth in government, mortgage, financial, pre-employment screening and telecommunications verticals, and continued addition of new records to The Work Number database.

Employer Services.  Revenue decreased 1% in 2018 compared to 2017 due to declines in our unemployment claims services, workforce analytics and our other employer services. These declines were partially offset by growth from our 2018 acquisitions.

Revenue decreased 1% in 2017 compared to 2016 due to a decline in our employment based tax credit services and workforce analytics offset by an increase in our on-boarding and unemployment claims services.

Workforce Solutions Operating Margin.  Operating margin decreased 320 basis points to 40.2% in 2018 compared to 43.4% in 2017 due to increases in people, incremental technology and data security, and royalty costs. These increases were partially offset by the additional margin generated from increased revenue. Operating margin increased 130 basis points to 43.4% in 2017 compared to 42.1% in 2016 due to revenue growth and product mix, offset by increased people costs.

Global Consumer Solutions

	Twelve Months Ended December 31,			Change
Global Consumer Solutions				2018 vs. 2017			2017 vs. 2016
	2018	2017	2016	$	%		$	%
	(In millions)
Total operating revenue	$371.8	$403.0	$402.6	$(31.2)	(8)%		$0.4	—%
% of consolidated revenue	11%	12%	13%
Total operating income	$68.6	$106.2	$112.4	$(37.6)	(35)%		$(6.2)	(6)%
Operating margin	18.4%	26.4%	27.9%		(8.0	)pts		(1.5	)pts

Revenue decreased 8% for 2018 in reported and local currency revenue, as compared to 2017. The decrease in revenue is due to a decrease in our consumer direct revenue in the U.S. and U.K. as we ceased advertising our consumer paid products in the U.S. in September 2017 following the 2017 cybersecurity incident and were impacted by the Global Data Protection Regulations in the U.K. These decreases were partially offset by an increase in our partner revenue, which includes revenue from the ID Watchdog acquisition. We resumed advertising our U.S. consumer paid products in the fourth quarter of 2018 and expect to see the related benefit starting in 2019. Local currency fluctuations against the U.S. dollar positively impacted revenue by $1.2 million for 2018.

Operating margin decreased in 2018 to 18.4% compared to 26.4% in 2017, due to the decreased revenue and an increase in incremental technology and data security costs which were partially offset by decreased advertising costs.

Revenue was flat for 2017 compared to 2016. Local currency revenue grew 1% in 2017, due to an increase in our partner revenue, which includes revenue from the ID Watchdog acquisition. The increase in revenue was offset by a decrease in our global consumer direct revenue, primarily in the U.S., as we ceased advertising our consumer business in the U.S. in September 2017 following the 2017 cybersecurity incident. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.8 million for 2017.

Operating margin decreased in 2017 to 26.4% as compared to 27.9% in the prior year, due to higher technology costs, product mix, and higher depreciation and acquisition costs, partially offset by lower advertising expenses.

General Corporate Expense

	Twelve Months Ended December 31,			Change
				2018 vs. 2017		2017 vs. 2016
General Corporate Expense	2018	2017	2016	$	%	$	%
	(In millions)
General corporate expense	$503.6	$314.8	$231.3	$188.8	60%	$83.5	36%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense increased $188.8 million in 2018. We incurred increased incremental technology and data security costs following the announcement of the 2017 cybersecurity incident of $186.7 million in 2018. This was partially offset by a decrease in legal and investigative fees and the costs to fulfill and support the free credit monitoring service provided to eligible consumers of $75.2 million in 2018. Further, we benefited from an increase in the recognition of insurance proceeds of $75.0 million to offset these costs in 2018, versus the $50.0 million of insurance proceeds recorded in 2017. Additionally, we recorded $46.1 million of restructuring charges in 2018 which primarily relate to a reduction of headcount. The remaining increase is due to people and insurance costs.

General corporate expense increased $83.5 million in 2017 primarily due to $109.4 million of costs related to the 2017 cybersecurity incident.

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

Sources and Uses of Cash

Funds generated by operating activities, our commercial paper program, our Revolver and our Receivables Facility, more fully described below, are our most significant sources of liquidity. We expect that funds generated by operating activities will be sufficient to finance our anticipated working capital and other cash requirements (such as ongoing capital expenditures associated with near-term actions to enhance technology systems and data security, legal fees and other professional service costs associated with the 2017 cybersecurity incident, interest payments, debt payments, potential pension funding contributions and dividend payments) for the foreseeable future. However, currently it is not possible to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of the proceedings and investigations resulting from the 2017 cybersecurity incident. Such potential payments, if great enough, could have an adverse effect on our liquidity. In this case, funds generated from operating activities and our credit facilities may not be sufficient to pay such damages, costs, penalties and fines. See “Item 1A. Risk Factors—The government investigations and litigation resulting from the 2017 cybersecurity incident will continue to adversely impact our business and results of operations” and “Item 3. Legal Proceedings” in the Form 10-K. At December 31, 2018, $1.08 billion was available to borrow under our Revolver. As of December 31, 2018, $209.8 million was available to borrow under our Receivables Facility. In the event that additional financing is needed, we would finance using the public and private corporate bond markets and/or syndicated loan markets, if available.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of December 31, 2018, we held $124.7 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the twelve months ended December 31, 2018, 2017 and 2016:

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In millions)
Operating activities	$672.2	$816.0	$823.0	$(143.8)	$(7.0)
Investing activities	$(461.5)	$(349.5)	$(1,975.9)	$(112.0)	$1,626.4
Financing activities	$(311.0)	$(263.7)	$1,160.3	$(47.3)	$(1,424.0)

Operating Activities

Cash provided by operating activities for 2018 decreased by $143.8 million compared to 2017, due to the decrease in net income, adjusted for depreciation and amortization. This decrease was partially offset by an improvement in our working capital and the change in deferred income taxes.

Cash provided by operating activities for 2017 decreased by $7.0 million compared to 2016, due to an increase in working capital mostly driven by an increase in other assets, current and long-term and slower growth in current and long-term liabilities, excluding debt. Additionally we incurred significant costs related to the 2017 cybersecurity incident. These decreases were partially offset by growth in net income, slower growth in accounts receivable, net and an increase in depreciation and amortization.

Investing Activities

	Twelve Months Ended December 31,			Change
Net cash used in:	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In millions)
Capital expenditures*	$(321.9)	$(218.2)	$(173.5)	$(103.7)	$(44.7)
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

Capital expenditures in 2018 and 2017 increased from 2017 and 2016, respectively, as we are continuing to invest in enhanced technology systems, infrastructure and data security after the 2017 cybersecurity incident.

Acquisitions, Divestitures and Investments

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In millions)
Acquisitions, net of cash acquired	$(138.3)	$(139.9)	$(1,791.6)	$1.6	$1,651.7
Cash received from sale of asset	$5.6	$8.6	$—	$(3.0)	$8.6
Investment in unconsolidated affiliates, net	$(6.9)	$—	$—	$(6.9)	$—

2018 Acquisitions and Investments. During 2018, we completed acquisitions in our Workforce Solutions and International segments as well as DataX Ltd. in the third quarter of 2018 in our USIS segment.

2017 Acquisitions and Investments. During the fourth quarter of 2017, we acquired 100% of the outstanding stock of Mercury Group of Companies Pty Ltd (“Mercury”), an Australian-owned workforce management company. During the third quarter of 2017, we completed the acquisition of 100% of the outstanding stock of ID Watchdog, Inc.

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

For additional information about our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements in this report.

Financing Activities

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In millions)
Net short-term (repayments) borrowings	$(959.2)	$252.4	$73.0	$(1,211.6)	$179.4
Proceeds from issuance of long-term debt	$994.5	$100.0	$1,574.7	$894.5	$(1,474.7)
Payments on long-term debt	$(100.0)	$(322.5)	$(350.0)	$222.5	$27.5

Credit Facility Availability.  In September 2018, the Company entered into a $1.10 billion five-year unsecured revolving credit facility with a group of financial institutions, which will mature in September 2023 (the “Revolver”). The Revolver replaced the Company’s previous $900.0 million unsecured revolving credit facility that was scheduled to mature in November 2020. Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.60 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. We believe we are currently in compliance with all representations and warranties necessary as a condition for borrowing under the Revolver, but we cannot assure that we will be able to comply with all such conditions to borrowing in the future. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility.

Our $900.0 million Commercial Paper (“CP”) program has been established to allow for borrowing through the private placement of CP with maturities ranging from overnight to 397 days. We may use the proceeds of CP for general corporate purposes. The CP program is supported by our Revolver and the total amount of CP which may be issued is reduced by the amount of any outstanding borrowings under our Revolver.

At December 31, 2018, the Company had no borrowings outstanding of CP, $15.50 million of letters of credit outstanding and no borrowings outstanding under the Revolver. At December 31, 2018, a total of $1.08 billion was available under the Revolver.

At December 31, 2018, approximately 89% of our debt was fixed rate and 11% was variable rate. Our variable-rate debt consists of the Floating Rate Notes. The interest rate resets periodically, based on the terms of the respective financing arrangement. At December 31, 2018, the interest rate on our variable-rate debt was 3.5%.

Borrowing and Repayment Activity.  Net short-term (repayments) borrowings primarily represent repayments or borrowings of outstanding amounts under our CP program. We primarily borrow under our CP program as needed and as availability allows.

The increase in net short-term (repayments) borrowings primarily relates to the net activity of CP notes in 2017.

In May 2018, we issued $300.0 million aggregate principal amount of 3.6% Senior Notes due 2021 (the “2021 Notes”), $400.0 million aggregate principal amount of 3.95% Senior Notes due 2023 (the “2023 Notes”), and $300.0 million aggregate principal amount Floating Rate Notes due 2021 (the “Floating Rate Notes”) in an underwritten public offering. The net proceeds of the sale of the notes were used to repay borrowings under our Revolver, our prior $800.0 million three-year delayed draw term loan facility ("Term Loan") and our CP program.

On May 12, 2016, we issued $500.0 million principal amount of 2.3%, five-year senior notes and $275.0 million principal amount of 3.25%, ten-year senior notes in an underwritten public offering. Interest is payable semi-annually in arrears on June 1 and December 1 of each year. The net proceeds of the sale of the notes were used to repay borrowings under our previous 364-Day Revolver and a portion of the borrowings under our commercial paper program incurred to finance the acquisition of Veda.

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

In the fourth quarter of 2017, Equifax entered into a $225 million, 2-year receivables funding facility (the Receivables Facility), which had an original maturity in 2019. In November 2018, we amended the Receivables Facility to extend the maturity to November 2020. Under the Receivables Facility, Equifax sells the eligible third-party receivables of its U.S. based business, to Equifax Receivables Funding LLC, a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Company’s other assets except for customary warranty and indemnity claims. Creditors of Equifax do not have recourse to the assets of Equifax Receivables Funding LLC.

Debt Covenants.  A downgrade in credit ratings would increase the cost of borrowings under our CP program and Revolver, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. The outstanding indentures and comparable instruments contain customary covenants including, for example, limits on mortgages, liens and sale/leaseback transactions. In addition, the Revolver requires us to maintain a maximum leverage ratio of not more than 3.5 to 1.0. None of these covenants are considered restrictive to our operations and, as of December 31, 2018, the Company was in compliance with all of our debt covenants.

The Company does not have any credit rating triggers that would accelerate the maturity of a material amount of the outstanding debt; however, the 2.3% senior notes due 2021, 3.6% senior notes due 2021, floating rate notes due 2021, 3.3% senior notes due 2022, 3.95% senior notes due 2023, 3.25% senior notes due 2026 and 7.0% senior notes due 2037 (together, the “Senior Notes”) contain change in control provisions. If the Company experiences a change of control or publicly announces the Company’s intention to effect a change of control and the rating on the senior notes is lowered by Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change of control or notice thereof, then the Company will be required to offer to repurchase the senior notes at a price equal to 101% of the aggregate principal amount of the senior notes plus accrued and unpaid interest.

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

Long-term ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be “investment grade.” At December 31, 2018, the long-term ratings for our obligations were BBB+ with a negative outlook for S&P and Baa1 with a stable outlook for Moody’s. A downgrade in our credit rating would increase the cost of borrowings under our CP program and Revolver, and could limit, or in the case of a significant downgrade, preclude our ability to issue CP. If our credit ratings were to decline to lower levels, we could experience increases in the interest cost for any new debt. In addition, the market’s demand for, and thus our ability to readily issue, new debt could become further affected by the economic and credit market environment. These ratings are subject to change as events and circumstances change.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in this report.

Equity Transactions

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In millions)
Treasury stock purchases	$—	$(77.1)	$—	$77.1	$(77.1)
Dividends paid to Equifax shareholders	$(187.9)	$(187.4)	$(157.6)	$(0.5)	$(29.8)
Dividends paid to noncontrolling interests	$(10.3)	$(8.4)	$(5.8)	$(1.9)	$(2.6)
Proceeds from exercise of stock options	$11.8	$19.2	$31.5	$(7.4)	$(12.3)
Purchase of redeemable noncontrolling interests	$(30.9)	$(2.6)	$(3.6)	$(28.3)	$1.0

Sources and uses of cash related to equity during the twelve months ended December 31, 2018, 2017 and 2016 were as follows:

•
We did not repurchase any shares in 2018 and 2016. Under share repurchase programs authorized by our Board of Directors, we repurchased 0.5 million common shares during the twelve months ended December 31, 2017, for $77.1 million, at an average price per common share of $143.88. As of December 31, 2018, under the existing board authorization, the Company is approved for additional stock repurchases valued at $590.1 million.

•
During the twelve months ended December 31, 2018, 2017 and 2016, we paid cash dividends to Equifax shareholders of $187.9 million, $187.4 million and $157.6 million, respectively, at $1.56 per share for 2018 and 2017, and $1.32 per share for 2016.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2018. The table excludes commitments that are contingent based on events or factors uncertain at this time. Some of the excluded commitments are discussed below the footnotes to the table.

	Payments due by
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
	(In millions)
Debt (including capitalized lease obligation) (1)	$2,654.9	$4.9	$1,100.0	$900.0	$650.0
Operating leases (2)	192.2	32.5	55.1	42.5	62.1
Data processing, outsourcing agreements and other purchase obligations (3)	163.6	105.2	30.8	13.6	14.0
Other long-term liabilities (4) (5)	136.9	9.7	18.5	19.4	89.3
Interest payments (6)	691.5	100.1	185.5	109.1	296.8
	$3,839.1	$252.4	$1,389.9	$1,084.6	$1,112.2

(1)
The amounts are gross of unamortized discounts totaling $19.4 million at December 31, 2018. Total debt on our Consolidated Balance Sheets is net of the unamortized discounts and fair value adjustments. There were no fair value adjustments to our debt at December 31, 2018.

(2)	Our operating lease obligations principally involve office space and equipment, which include the ground lease associated with our headquarters building that expires in 2048.

(3)
These agreements primarily represent our minimum contractual obligations for services that we outsource associated with our computer data processing operations and related functions, and certain administrative functions. These agreements expire between 2019 and 2026.

(4)
These long-term liabilities primarily relate to obligations associated with certain pension, postretirement and other compensation-related plans, some of which are discounted in accordance with U.S. generally accepted accounting principles, or GAAP. We made certain assumptions about the timing of such future payments. In the table above, we have not included amounts related to future pension plan obligations, as such required funding amounts beyond 2019 have not been deemed necessary due to our current expectations regarding future plan asset performance.

(5)
This table excludes $24.9 million of unrecognized tax benefits, including interest and penalties, as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.

(6)
For future interest payments on variable-rate debt, which bears a rate equal to three-month LIBOR on the interest determination date plus 0.87% per annum, we used the variable rate in effect at December 31, 2018 to calculate these payments. Our outstanding variable rate debt at December 31, 2018, consisted of the Floating Rate Notes. The variable rate at December 31, 2018 was 3.5%. Future interest payments may be different depending on future borrowing activity and interest rates.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet financing activities.

Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $156.4 million as of December 31, 2018 and 2017 to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized on the Company’s Consolidated Balance Sheets as all risks and rewards related to the assets remain with the Company.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance and surety bonds and standby letters of credit was not material at December 31, 2018, and generally have a remaining maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2018.

Benefit Plans

We sponsor a qualified defined benefit retirement plan (the U.S. Retirement Income Plan, or USRIP) that covers approximately 12% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was closed to new participation at December 31, 2008. This plan also covers retirees as well as certain terminated but vested individuals not yet in retirement status. We also sponsor a retirement plan with both defined benefit and defined contribution components that cover most salaried and hourly employees in Canada (the Canadian Retirement Income Plan, or CRIP); the defined benefit component was also closed to new hires on October 1, 2011.

During the twelve months ended December 31, 2018, we made voluntary contributions of $30.0 million to the USRIP and made contributions of $0.4 million to the CRIP. During the twelve months ended December 31, 2017, we did not make any contributions to the USRIP and made contributions of $1.5 million to the CRIP. At December 31, 2018, the USRIP met or exceeded ERISA’s minimum funding requirements. In the future, we will make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our credit facilities.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period, either of which may have a material impact on the presentation of our Consolidated Balance Sheets, Statements of Income, and Statements of Comprehensive Income (Loss). We also have other significant accounting policies which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information about these policies, see Note 1 of the Notes to Consolidated Financial Statements in this report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

In accordance with ASC 606, “Revenue from Contracts with Customers,” we recognize revenue when a performance obligation has been satisfied by transferring a promised good or service to a customer and the customer obtains control of the good or service. In order to recognize revenue, we note that the two parties must have an agreement that creates enforceable rights, the performance obligations must be distinct and the transaction price can be determined. Our revenue is derived from the provision of information services to our customers on a transactional basis, in which distinct services are delivered over time as the customer simultaneously receives and consumes the benefits of the services delivered. To measure our performance over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenue on transactional contracts with a defined price but an undefined quantity is recognized utilizing the right to invoice expedient resulting in revenue being recognized when the service is provided and billed. Additionally, multi-year contracts with an defined price but an undefined quantity that utilize tier pricing would be defined as a series of distinct performance obligations satisfied over time utilizing the same method of measurement, the output method, with no rights of return once consumed. This measurement method is applied on a monthly basis resulting in revenue being recognized when the service is provided and billed.

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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of December 31, 2018, the contract asset balance was $7.3 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. Deferred revenue is recognized when we have an obligation to transfer goods or services to a customer and have already received consideration from the customer. We generally expect to recognize our deferred revenue as revenue within twelve months of being recorded based on the terms of the contracts.

Goodwill and Indefinite-Lived Intangible Assets

We review goodwill and indefinite lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have seven reporting units comprised of USIS, Asia Pacific, Europe, Latin America, Canada, Global Consumer Solutions (“GCS”), and Workforce Solutions. Effective September 30, 2018, the Verification Services and Employer Services reporting units were aggregated into a single reporting unit to better reflect the shared value and integration of the two businesses. Prior to aggregation, we assessed the recoverability of goodwill for Verification Services and Employer Services separately and determined that there was no impairment for the reporting units.

The goodwill balance at December 31, 2018, for our seven reporting units was as follows:

December 31,
2018
(In millions)
U.S. Information Solutions	1,128.9
Asia Pacific	1,416.8
Europe	155.0
Latin America	227.9
Canada	45.0
Global Consumer Solutions	185.9
Workforce Solutions	970.2
Total goodwill	$4,129.7

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

Valuation Techniques

We performed a quantitative assessment for our Asia Pacific reporting unit to determine whether impairment exists as the Veda transaction, which comprises the majority of our Asia Pacific reporting unit, was only completed approximately two years ago and due to the size of the cushion for the reporting unit in relation to our other reporting units. In determining the fair value of the reporting unit, we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital charges. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies or guideline transactions. We believe the guideline transaction used for our Asia Pacific reporting unit serves as an appropriate input for calculating a fair value for the reporting unit as the transaction multiples are similar to other guideline transactions that have been recently completed in our industry. Competition for our Asia Pacific reporting unit generally includes global consumer credit reporting companies, such as Experian, which offer a product suite similar to the reporting unit’s credit reporting solutions.

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

We projected revenue growth in 2019 for our Asia Pacific reporting unit in completing our 2018 impairment testing based on planned business initiatives and prevailing trends exhibited by this unit and not based on the assumption of meaningful acceleration in economic growth. The anticipated revenue growth in this reporting unit, however, is partially offset by assumed increases in expenses for the reporting unit which reflects the additional level of investment needed in order to achieve the planned revenue growth. The reporting unit will also incur increased costs related to our technology transformation.

Discount Rate Assumptions

We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows for the reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the Company’s tax rate. For the 2018 annual goodwill impairment evaluation, the discount rate used to develop the estimated fair value of the Asia Pacific reporting unit was 9.3%.

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

In the third quarter of 2017, we announced a cybersecurity incident potentially impacting U.S., Canadian and U.K. consumers. As a result of the 2017 cybersecurity incident, we are subject to a significant number of proceedings and investigations as described in “Item 3. Legal Proceedings” in the Form 10-K. While we believe it is reasonably possible that we will incur losses associated with such proceedings and investigations, it is not possible at this time to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations based on the various stages of these proceedings and investigations, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes that the ultimate amount paid on these actions, claims and investigations could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

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

Effect if actual results differ from assumptions — With the exception of the 2017 cybersecurity incident, we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine loss contingencies. However, if facts and circumstances change in the future that change our belief regarding assumptions used to determine our estimates, we may be exposed to a loss that could be material.

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

We also use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We review our uncertain tax positions and adjust our unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our unrecognized tax benefits may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash. At December 31, 2018, $24.9 million was recorded for uncertain tax benefits, including interest and penalties, of which it is reasonably possible that up to $4.1 million of our unrecognized tax benefit may change within the next twelve months.

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

During 2018, we adopted the new MP-2018 mortality improvement projection scale in determining the liability for the U.S. pension plan. This updated scale, along with the change in the discount rate, contributed to a decrease in the projected benefit obligation as of December 31, 2018.

During 2017, we adopted the new MP-2017 mortality improvement projection scale in determining the liability for the U.S. pension plan. This updated scale partially offset the decrease in the discount rate in 2017, the net of which resulted in the increase in the projected benefit obligation as of December 31, 2017.

During 2016, we adopted the new MP-2016 mortality improvement projection scale in determining the liability for the U.S. pension plan. This updated scale partially offset the decrease in the discount rate in 2016, the net of which resulted in the increase in the projected benefit obligation as of December 31, 2016.

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

The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In 2018, our U.S. pension plan investment loss of 3.2% was below the expected return of 7.25%. The expected return for the USRIP for 2019 is 6.70% following asset allocation changes that resulted in higher allocation to fixed income securities. The CRIP investment loss was 1.3% in 2018 versus the expected return of 6.0%. The expected return for the CRIP for 2019 is 6.0%. Our weighted-average expected rate of return for both plans for 2018 is 7.14% which is consistent with the 2017 expected rate.

Annual differences, if any, between the expected and actual returns on plan assets are included in unrecognized net actuarial gain or loss, a component of other comprehensive income. In calculating the annual amortization of the unrecognized net actuarial gain or loss, we use a market-related value of assets that smooths actual investment gains and losses on plan assets over a period up to five years. The resulting unrecognized net actuarial gain or loss amount is recognized in net periodic pension expense over the average remaining life expectancy of the participant group since almost all participants are inactive. The market-related value of our assets was $563.3 million at December 31, 2018. We do not expect our 2019 net periodic benefit cost, which includes the effect of the market-related value of assets, to be materially different than our 2018 cost. See Note 9 of the Notes to the Consolidated Financial Statements for details on changes in the pension benefit obligation and the fair value of plan assets.

Effect if actual results differ from assumptions — We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that are used in our actuarial valuations. Adjusting our weighted-average expected long-term rate of return (7.14% at December 31, 2018) by 50 basis points would change our estimated pension expense in 2018 by approximately $2.8 million. Adjusting our weighted-average discount rate (4.39% at December 31, 2018) by 50 basis points would change our estimated pension expense in 2018 by approximately $1.1 million. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in pension expense, pension liability or unrecognized prior service cost and actuarial gains (losses) that could be material.

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

For the year ended December 31, 2018, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2018 would have increased our revenue by $55.9 million and our pre-tax operating profit by $10.7 million. For the year ended December 31, 2017, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2017 would have increased our revenue by $54.7 million and our pre-tax operating profit by $18.6 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2018 and 2017.

On average across our mix of international businesses, foreign currencies at December 31, 2018 were weaker against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2018. As a result, if foreign exchange rates were unchanged throughout 2019, foreign exchange translation would reduce growth as reported in U.S. dollars. As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2019, and rates could go either higher or lower.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate commercial paper, Revolver, and Floating Rate Senior Note borrowings. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and floating-rate debt, and the average life and scheduled maturities of our debt. At December 31, 2018, our weighted average cost of debt was 3.8% and weighted-average life of debt was 5.42 years. At December 31, 2018, 89% of our debt was fixed rate, and the remaining 11% was variable rate. Occasionally we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2018 interest expense by $3.0 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Equifax Inc.

Opinion on Internal Control over Financial Reporting

We have audited Equifax Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (the COSO criteria). In our opinion, Equifax Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), cash flows, and shareholders’ equity and other comprehensive income(loss) for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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
February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Equifax Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Equifax Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income(loss), cash flows, and shareholders’ equity and other comprehensive income(loss) for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Atlanta, Georgia
February 21, 2019

CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended December 31,
	2018	2017	2016
(In millions, except per share amounts)
Operating revenue	$3,412.1	$3,362.2	$3,144.9
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	1,440.4	1,210.7	1,113.4
Selling, general and administrative expenses	1,213.3	1,032.0	941.0
Depreciation and amortization	310.4	287.8	265.4
Total operating expenses	2,964.1	2,530.5	2,319.8
Operating income	448.0	831.7	825.1
Interest expense	(103.5)	(92.8)	(92.1)
Other income (expense), net	11.8	7.7	(4.8)
Consolidated income before income taxes	356.3	746.6	728.2
Provision for income taxes	(50.0)	(148.6)	(233.1)
Consolidated net income	306.3	598.0	495.1
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(6.5)	(10.7)	(6.3)
Net income attributable to Equifax	$299.8	$587.3	$488.8
Basic earnings per common share:
Net income attributable to Equifax	$2.49	$4.89	$4.10
Weighted-average shares used in computing basic earnings per share	120.4	120.1	119.3
Diluted earnings per common share:
Net income attributable to Equifax	$2.47	$4.83	$4.04
Weighted-average shares used in computing diluted earnings per share	121.4	121.5	121.1
Dividends per common share	$1.56	$1.56	$1.32

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended December 31,
	2018			2017			2016
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$299.8	$6.5	$306.3	$587.3	$10.7	$598.0	$488.8	$6.3	$495.1
Other comprehensive income (loss):
Foreign currency translation adjustment	(224.7)	5.8	(218.9)	158.7	3.3	162.0	(24.6)	(3.0)	(27.6)
Change in unrecognized prior service cost and actuarial gains (losses) related to our pension and other postretirement benefit plans, net	10.4	—	10.4	8.4	—	8.4	(20.1)	—	(20.1)
Change in cumulative gain (loss) from cash flow hedging transactions, net	—	—	—	(0.2)	—	(0.2)	0.6	—	0.6
Comprehensive income (loss)	$85.5	$12.3	$97.8	$754.2	$14.0	$768.2	$444.7	$3.3	$448.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$223.6	$336.4
Trade accounts receivable, net of allowance for doubtful accounts of $10.9 and $9.1 at December 31, 2018 and 2017, respectively	469.1	444.8
Prepaid expenses	100.0	94.3
Other current assets	109.6	122.9
Total current assets	902.3	998.4
Property and equipment:
Capitalized internal-use software and system costs	684.1	427.9
Data processing equipment and furniture	344.6	306.6
Land, buildings and improvements	216.1	212.5
Total property and equipment	1,244.8	947.0
Less accumulated depreciation and amortization	(480.0)	(380.0)
Total property and equipment, net	764.8	567.0

Goodwill	4,129.7	4,184.0
Indefinite-lived intangible assets	94.8	95.0
Purchased intangible assets, net	1,099.2	1,247.0
Other assets, net	162.4	142.0
Total assets	$7,153.2	$7,233.4
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$4.9	$965.3
Accounts payable	175.7	110.3
Accrued expenses	213.2	160.9
Accrued salaries and bonuses	131.0	119.4
Deferred revenue	98.0	108.4
Other current liabilities	204.0	209.2
Total current liabilities	826.8	1,673.5
Long-term debt	2,630.6	1,739.0
Deferred income tax liabilities, net	316.2	305.1
Long-term pension and other postretirement benefit liabilities	139.3	175.8
Other long-term liabilities	84.6	101.0
Total liabilities	3,997.5	3,994.4
Commitments and Contingencies (see Note 6)
Equifax shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at December 31, 2018 and 2017; Outstanding shares - 120.6 and 120.1 at December 31, 2018 and 2017, respectively	236.6	236.6
Paid-in capital	1,356.6	1,332.7
Retained earnings	4,717.8	4,600.6
Accumulated other comprehensive loss	(626.3)	(412.0)
Treasury stock, at cost, 68.1 shares and 68.6 shares at December 31, 2018 and 2017, respectively	(2,571.0)	(2,577.6)
Stock held by employee benefits trusts, at cost, 0.6 shares at December 31, 2018 and 2017	(5.9)	(5.9)
Total Equifax shareholders’ equity	3,107.8	3,174.4
Noncontrolling interests including redeemable noncontrolling interests	47.9	64.6
Total shareholders’ equity	3,155.7	3,239.0
Total liabilities and equity	$7,153.2	$7,233.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2018	2017	2016
(In millions)
Operating activities:
Consolidated net income	$306.3	$598.0	$495.1
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	315.9	290.9	268.7
Stock-based compensation expense	42.5	38.3	37.1
Excess tax benefits from stock-based compensation plans	—	—	(35.9)
Deferred income taxes	(2.3)	(44.1)	(13.0)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(37.4)	(1.3)	(55.7)
Other assets, current and long-term	(15.4)	(120.1)	0.3
Current and long-term liabilities, excluding debt	62.6	54.3	126.4
Cash provided by operating activities	672.2	816.0	823.0
Investing activities:
Capital expenditures	(321.9)	(218.2)	(173.5)
Acquisitions, net of cash acquired	(138.3)	(139.9)	(1,791.6)
Cash received from sale of asset	5.6	8.6	—
Economic hedges	—	—	(10.8)
Investment in unconsolidated affiliates, net	(6.9)	—	—
Cash used in investing activities	(461.5)	(349.5)	(1,975.9)
Financing activities:
Net short-term borrowings (repayments)	(959.2)	252.4	73.0
Payments on long-term debt	(100.0)	(322.5)	(350.0)
Proceeds from issuance of long-term debt	994.5	100.0	1,574.7
Treasury stock purchases	—	(77.1)	—
Dividends paid to Equifax shareholders	(187.9)	(187.4)	(157.6)
Dividends paid to noncontrolling interests	(10.3)	(8.4)	(5.8)
Proceeds from exercise of stock options	11.8	19.2	31.5
Payment of taxes related to settlement of equity awards	(19.7)	(33.5)	(27.2)
Excess tax benefits from stock-based compensation plans	—	—	35.9
Payment of contingent consideration	(1.5)	(3.5)	(4.4)
Purchase of redeemable noncontrolling interests	(30.9)	(2.6)	(3.6)
Debt issuance costs	(7.8)	(0.3)	(6.2)
Cash (used in) provided by financing activities	(311.0)	(263.7)	1,160.3
Effect of foreign currency exchange rates on cash and cash equivalents	(12.5)	4.3	28.6
Increase (decrease) in cash and cash equivalents	(112.8)	207.1	36.0
Cash and cash equivalents, beginning of period	336.4	129.3	93.3
Cash and cash equivalents, end of period	$223.6	$336.4	$129.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME(LOSS)

	Equifax Shareholders
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Stock Held By Employee Benefits Trusts	Noncontrolling Interests	Total Shareholders’ Equity
	Shares Outstanding	Amount
	(In millions, except per share values)
Balance, December 31, 2015	118.7	$236.6	$1,260.5	$3,834.4	$(484.8)	$(2,529.9)	$(5.9)	$39.5	$2,350.4

Net income	—	—	—	488.8	—	—	—	6.3	495.1
Other comprehensive loss	—	—	—	—	(44.1)	—	—	(3.0)	(47.1)
Shares issued under stock and benefit plans, net of minimum tax withholdings	1.2	—	(19.4)	—	—	24.3	—	—	4.9
Cash dividends ($1.32 per share)	—	—	—	(158.4)	—	—	—	—	(158.4)
Dividends paid to employee benefits trusts	—	—	0.8	—	—	—	—	—	0.8
Stock-based compensation expense	—	—	37.1	—	—	—	—	—	37.1
Tax effects of stock-based compensation plans	—	—	35.9	—	—	—	—	—	35.9
Redeemable noncontrolling interest adjustment	—	—	—	(11.6)	—	—	—	11.6	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(5.8)	(5.8)
Purchase of noncontrolling interests	—	—	(1.6)	—	—	—	—	3.3	1.7
Other	—	—	—	—	—	—	—	6.7	6.7
Balance, December 31, 2016	119.9	236.6	1,313.3	4,153.2	(528.9)	(2,505.6)	(5.9)	58.6	2,721.3

Net income	—	—	—	587.3	—	—	—	10.7	598.0
Other comprehensive income	—	—	—	—	166.9	—	—	3.3	170.2
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.7	—	(18.8)	—	—	5.1	—	—	(13.7)
Impact of Tax Cuts and Jobs Act of 2017	—	—	—	50.0	(50.0)	—	—	—	—
Treasury stock purchased under share repurchase program ($143.88 per share)*	(0.5)	—	—	—	—	(77.1)	—	—	(77.1)
Cash dividends ($1.56 per share)	—	—	—	(188.3)	—	—	—	—	(188.3)
Dividends paid to employee benefits trusts	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation expense	—	—	38.3	—	—	—	—	—	38.3
Redeemable noncontrolling interest adjustment	—	—	—	(1.5)	—	—	—	1.5	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(8.4)	(8.4)
Purchase of noncontrolling interests	—	—	(1.0)	—	—	—	—	(1.6)	(2.6)
Other	—	—	—	(0.1)	—	—	—	0.5	0.4
Balance, December 31, 2017	120.1	236.6	1,332.7	4,600.6	(412.0)	(2,577.6)	(5.9)	64.6	3,239.0

Net income	—	—	—	299.8	—	—	—	6.5	306.3
Other comprehensive income (loss)	—	—	—	—	(207.3)	—	—	5.8	(201.5)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.5	—	(14.0)	—	—	6.6	—	—	(7.4)
Cash dividends ($1.56 per share)	—	—	—	(188.8)	—	—	—	—	(188.8)
Dividends paid to employee benefits trusts	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation expense	—	—	42.5	—	—	—	—	—	42.5
Cumulative adjustment from change in accounting principle (Note 2)	—	—	—	4.2	—	—	—	—	4.2
Redeemable noncontrolling interest adjustment	—	—	—	2.0	—	—	—	(2.0)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(10.3)	(10.3)
Purchases of redeemable noncontrolling interests	—	—	(5.5)	—	(7.0)	—	—	(16.7)	(29.2)
Balance, December 31, 2018	120.6	$236.6	$1,356.6	$4,717.8	$(626.3)	$(2,571.0)	$(5.9)	$47.9	$3,155.7

*	At December 31, 2018, $590.1 million was authorized for future repurchases of our common stock.
 See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME(LOSS)

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2018	2017	2016
	(In millions)
Foreign currency translation	$(328.0)	$(103.3)	$(262.0)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $93.1, $95.6 and $150.6 in 2018, 2017 and 2016, respectively	(297.1)	(257.5)	(265.9)
Cash flow hedging transactions, net of tax of $0.7, $0.7 and $0.9 in 2018, 2017 and 2016, respectively	(1.2)	(1.2)	(1.0)
Impact of Tax Cuts and Jobs Act of 2017	—	(50.0)	—
Accumulated other comprehensive loss	$(626.3)	$(412.0)	$(528.9)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2018, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, we have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and Dubai, and have an investment in a consumer and commercial credit information company in Brazil.

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

Basis of Consolidation.  Our Consolidated Financial Statements and the accompanying notes, which are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, include Equifax and all its subsidiaries. We consolidate all majority-owned and controlled subsidiaries as well as variable interest entities in which we are the primary beneficiary. Other parties’ interests in consolidated entities are reported as noncontrolling interests. We use the equity method of accounting for investments in which we are able to exercise significant influence. Non-consolidated equity investments are recorded at fair value when readily determinable or at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions when the fair value of the investment is not readily determinable. All intercompany transactions and balances are eliminated.

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

USIS is our largest reportable segment, with 37% of total operating revenue for 2018. Our most significant foreign operations are located in Australia, the U.K. and Canada.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

Revenue Recognition and Deferred Revenue.  In accordance with ASC 606, “Revenue from Contracts with Customers,” we recognize revenue when a performance obligation has been satisfied by transferring a promised good or service to a customer and the customer obtains control of the good or service. In order to recognize revenue, we note that the two parties must have an agreement that creates enforceable rights, the performance obligations must be distinct and the transaction price can be determined. Our revenue is derived from the provision of information services to our customers on a transactional basis, in which distinct services are delivered over time as the customer simultaneously receives and consumes the benefits of the services delivered. To measure our performance over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenue on transactional contracts with a defined price but an undefined quantity is recognized utilizing the right to invoice expedient resulting in revenue being recognized when the service is provided and billed. Additionally, multi-year contracts with an defined price but an undefined quantity that utilize tier pricing would be defined as a series of distinct performance obligations satisfied over time utilizing the same method of measurement, the output method, with no rights of return once consumed. This measurement method is applied on a monthly basis resulting in revenue being recognized when the service is provided and billed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of December 31, 2018, the contract asset balance was $7.3 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. Deferred revenue is recognized when we have an obligation to transfer goods or services to a customer and have already received consideration from the customer. We generally expect to recognize our deferred revenue as revenue within twelve months of being recorded based on the terms of the contracts.

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than 1 year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of December 31, 2018, inclusive of the foreign exchange impact:

Performance Obligation	Balance
(In millions)
Less than 1 year	$44.4
1 to 3 years	63.4
3 to 5 years	24.0
Thereafter	58.1
Total remaining performance obligation	$189.9

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

Advertising.  Advertising costs, which are expensed as incurred, totaled $43.1 million, $54.6 million and $63.6 million during 2018, 2017 and 2016, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record tax benefits for positions that we believe are more likely than not of being sustained under audit examinations. We assess the potential outcome of such examinations to determine the adequacy of our income tax accruals. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income. We adjust our income tax provision during the period in which we determine that the actual results of the examinations may differ from our estimates or when statutory terms expire. Changes in tax laws and rates are reflected in our income tax provision in the period in which they are enacted.

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

	Twelve Months Ended December 31,
	2018	2017	2016
	(In millions)
Weighted-average shares outstanding (basic)	120.4	120.1	119.3
Effect of dilutive securities:
Stock options and restricted stock units	1.0	1.4	1.8
Weighted-average shares outstanding (diluted)	121.4	121.5	121.1

For the twelve months ended December 31, 2018, 2017 and 2016, 0.7 million, 0.3 million and 0.1 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

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

The allowance for doubtful accounts for estimated losses on trade accounts receivable is based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in an adverse financial condition. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Bad debt expense was $5.6 million, $5.0 million and $2.2 million during the twelve months ended December 31, 2018, 2017, and 2016, respectively.

Other Current Assets.  Other current assets on our Consolidated Balance Sheets include certain current tax receivable accounts. As of December 31, 2018 and 2017 these assets were approximately, $69.4 million and $54.2 million, respectively. Other current assets also includes an insurance receivable for costs incurred to date related to the 2017 cybersecurity incident that are reimbursable and probable of recovery under our insurance coverage. As of December 31, 2018 the Company had no receivable outstanding. As of December 31, 2017, the Company has recorded a receivable of $35.0 million. For additional information, see Note 6. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of December 31, 2018 and 2017 these assets were approximately $31.0 million and $21.4 million, respectively, with fully offsetting balances in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain internal-use software and system development costs are capitalized. Accordingly, the specifically identified costs incurred to develop or obtain software, which is intended for internal use, are not capitalized until the preliminary project stage is completed and management, with the relevant authority, authorizes and commits to funding a software project and it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred during a software development project’s preliminary stage and post-implementation stage are expensed as incurred. Application development activities that are eligible for capitalization include software design and configuration, development of interfaces, coding, testing, and installation. Capitalized internal-use software and systems costs are subsequently amortized on a straight-line basis over a three- to ten-year period after project completion and when the related software or system is ready for its intended use.

Depreciation and amortization expense related to property and equipment was $157.6 million, $115.6 million and $88.9 million during the twelve months ended December 31, 2018, 2017, and 2016, respectively.

Industrial Revenue Bonds.  Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $156.4 million as of December 31, 2018 and 2017 to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

Impairment of Long-Lived Assets.  We monitor the status of our long-lived assets in order to determine if conditions exist or events and circumstances indicate that an asset group may be impaired in that its carrying amount may not be recoverable. Significant factors that are considered that could be indicative of impairment include: changes in business strategy, market conditions or the manner in which an asset group is used; underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate recoverability based on the asset group’s ability to generate cash flows greater than the carrying value of the asset group. We estimate the undiscounted future cash flows arising from the use and eventual disposition of the related long-lived asset group. If the carrying value of the long-lived asset group exceeds the estimated future undiscounted cash flows, an impairment loss is recorded based on the amount by which the asset group’s carrying amount exceeds its fair value. We utilize estimates of discounted future cash flows to determine the asset group’s fair value. We did not record any material impairment losses of long-lived assets in any of the periods presented.

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

We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during the twelve months ended December 31, 2018, 2017 and 2016, and we determined that there was no impairment in any of these years.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of consumer and commercial data files acquired primarily through the purchase of independent credit reporting agencies in the U.S., Australia, and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize purchased data files, which primarily consist of acquired credit files, on a straight-line basis. All of our other purchased intangible assets are also amortized on a straight-line basis.

Asset	Useful Life
(In years)
Purchased data files	2 to 15
Acquired software and technology	1 to 10
Non-compete agreements	1 to 5
Proprietary database	6 to 10
Customer relationships	2 to 25
Trade names	1 to 15

Additionally, included in intangible assets are reacquired rights that represent the value of rights which we had granted to Computer Sciences Corporation that were reacquired in connection with the acquisition of CSC Credit Services in the fourth quarter of 2012 based on the accounting guidance in place at that time. These reacquired rights were amortized over the remaining term of the affiliation agreement on a straight-line basis and became fully amortized on August 1, 2018.

Other Assets. Other assets on our Consolidated Balance Sheets primarily represents our investment in unconsolidated affiliates, assets related to life insurance policies covering certain officers of the Company, and employee benefit trust assets.

Equity Investment. We record our equity investment in Brazil using the new measurement method of cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions as the fair value of the investment is not readily determinable. We monitor the status of our equity investment in order to determine if conditions exist or events and circumstances indicate that it may be impaired in that its carrying amount may exceed the fair value of the investment. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions, underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate the fair value of the investment using a combination of a discounted cash flow analysis and an evaluation of EBITDA and transaction multiples for comparable companies. If the carrying value of the investment exceeds the estimated fair value, an impairment loss is recorded based on the amount by which the investment’s carrying amount exceeds its fair value. There were no indicators of impairment for 2018, 2017, or 2016.

Other Current Liabilities.  Other current liabilities on our Consolidated Balance Sheets consist of various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 6, interest expense, accrued employee benefits, accrued taxes, accrued payroll, accrued severance and accrued legal expenses. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. These funds were approximately $31.0 million and $21.4 million as of December 31, 2018 and 2017, respectively. The associated assets are restricted as to their current use and will be released according to the specific customer agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 Foreign Currency Translation.  The functional currency of each of our foreign operating subsidiaries is that subsidiary’s local currency except for Argentina. Argentina has experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina has been deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we accounted for Argentina as a highly inflationary economy by remeasuring the peso denominated monetary assets and liabilities which resulted in the recognition of a $1.8 million foreign currency loss that was recorded in other income, net in our consolidated statements of income for the twelve months ended December 31, 2018.

Other than Argentina, we translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange and revenue and expenses at the monthly average rates during the year. We record the resulting translation adjustment in other comprehensive loss, included in accumulated other comprehensive loss, a component of shareholders’ equity. We also record gains and losses resulting from the translation of intercompany balances of a long-term investment nature in foreign currency translation in other comprehensive loss and accumulated other comprehensive loss. In the years ended December 31, 2018, 2017, and 2016, we recorded $1.6 million, $0.5 million and $8.8 million of foreign currency transaction losses in our consolidated statements of income, respectively.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of December 31, 2018 and 2017, the fair value of our long-term debt, including the current portion, based on observable inputs was $2.6 billion and $2.1 billion, respectively, compared to its carrying value of $2.6 billion and $2.1 billion, respectively.

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

Economic Hedges.  In December 2015, in anticipation of the acquisition of Veda Group Limited (“Veda”), we purchased foreign currency options to buy Australian dollars with a weighted average strike price of $0.7225 and a notional value of 1.0 billion Australian dollars. These foreign currency options (“options”) were designed to act as economic hedges for the pending Veda acquisition and were marked to market. The options had an expiry date of February 18, 2016. We recorded a mark-to-market gain on the options of $4.7 million for the year ended December 31, 2016, which was recorded in other income (expense), net. In January 2016, we purchased additional options for a notional amount of 1.0 billion Australian dollars, with a weighted average strike price of $0.7091, with expiry dates of February 11, 2016 and February 16, 2016. We settled all of the options on the respective settlement dates in February 2016. We recognized a net loss of $15.4 million related to the options in the first quarter of 2016, which was recorded in other income (expense), net.

Cash Flow Hedges.  Changes in the fair value of highly effective derivatives designated as cash flow hedges are initially recorded in accumulated other comprehensive income and are reclassified into the line item in the Consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Income in which the hedged item is recorded in the same period the hedged item impacts earnings. Any ineffective portion is recorded in current period earnings. We did not have any unsettled cash flow hedges outstanding as of December 31, 2018, 2017 or 2016.

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Assets and Liabilities:
Deferred Compensation Plan Assets	(1)	$34.3	$34.3	$—	$—
Deferred Compensation Plan Liability	(1)	(34.3)	—	(34.3)	—
Total assets and liabilities		$—	$34.3	$(34.3)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. As disclosed in Note 3, we completed various acquisitions during the years ended December 31, 2018 and 2017. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. The fair value of the equity method investment assets acquired was internally estimated based on the market approach. Under the market approach, we estimated fair value based on market multiples of comparable companies.

Variable Interest Entities.  We hold interests in certain entities, including credit data, information solutions and debt collections and recovery management ventures, that are considered variable interest entities, or VIEs. These variable interests relate to ownership interests that require financial support for these entities. Our investments related to these VIEs totaled $16.4 million at December 31, 2018, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 6. We are not the primary beneficiary and are not required to consolidate any of these VIEs, with the exception of a debt collections and recovery management venture, for which we meet the consolidation criteria under ASC 810. In regards to that consolidated VIE, we have a 75% equity ownership interest and control of the activities that most significantly impact the VIE’s economic performance. The assets and liabilities of the VIE for which we are the primary beneficiary were not significant to the Company’s consolidated financial statements.

In evaluating whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s design, including: the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have the potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.
Certain of our VIEs have redeemable noncontrolling interests that are subject to classification outside of permanent equity on the Company’s Consolidated Balance Sheet. The redeemable noncontrolling interests are reflected using the redemption method as of the balance sheet date. Redeemable noncontrolling interest adjustments to the redemption values are reflected in retained earnings. The adjustment of redemption value at the period end that reflects a redemption value in excess of fair value is included as an adjustment to net income attributable to Equifax stockholders for the purposes of the calculation of earnings per share. None of the current period adjustments reflect a redemption in excess of fair value. Additionally, due to the immaterial balance of the redeemable noncontrolling interest, we have elected to maintain the noncontrolling interest in permanent equity, rather than temporary equity, within our Consolidated Balance Sheet.

Change in Accounting Principle. In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220).” The guidance provides companies the option to eliminate the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017. The guidance is effective for annual periods beginning after December 31, 2018, with early adoption permitted for reporting periods for which financial statements have not been issued and can be applied retrospectively. As such, we adopted this guidance as of December 31, 2017 resulting in the reclassification of $50.0 million from accumulated other comprehensive income to retained earnings related to the change in tax rate, as proscribed in the guidance.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting.” The amendments in ASU 2017-09 require entities to apply modification accounting in Topic 718 only when changes to the terms or conditions of a share-based payment award result in changes to fair value, vesting conditions or the classification of the award as equity or liability. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).” This new guidance changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendment also allows only the service cost component to be eligible for capitalization, when applicable. The retrospective adoption of this guidance resulted in the reclassification of $7.1 million and $7.2 million from selling, general and administrative expenses to other income, net in the Consolidated Statements of Income for the twelve months ended December 31, 2017 and 2016, respectively, and the recognition of $4.0 million in selling, general, and administrative expenses and $9.2 million in other income, net in the Consolidated Statements of Income for the twelve months ended December 31, 2018, respectively. We do not capitalize any components of pension costs.

In January 2017, the FASB issued ASU 2017-01 “Clarifying the Definition of a Business (Topic 805).” This standard provides criteria to determine when an asset acquired or group of assets acquired is not a business. When substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This reduces the number of transactions that need to be further evaluated to determine if what is being acquired meets the definition of a business. The prospective adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure the equity investments that do not have readily determinable fair values at a new measurement alternative. Entities may choose to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The amendments in this update also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and require these entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. This guidance also changes the presentation and disclosure requirements for financial instruments as well as clarifying the guidance related to valuation allowance assessments when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of this guidance did not have an impact on our financial position, results of operations, or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 was originally effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption was not permitted. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09.

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

Goodwill. In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment (Topic 350).” This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This guidance must be applied on a prospective basis. We do not expect the adoption of this guidance to have a material impact on our annual assessment of goodwill recoverability.

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

Credit Losses. In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. We do not expect the adoption of the standard to have a material impact on our consolidated financial statements.

Fair Value Measurements. In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” which eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods therein, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The adoption of this standard will have an impact on our disclosures and will not materially impact our consolidated financial statements.

Retirement Benefits. In August 2018, the FASB issued ASU No. 2018-14 “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” which requires minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. The adoption of this standard will have an impact on our disclosures and will not materially impact our consolidated financial statements.

Cloud Computing Arrangements. In August 2018, the FASB issued ASU No. 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU 2018-15 requires that issuers follow the internal-use software guidance in Accounting Standards Codification (ASC) 350-40 to determine which costs to capitalize as assets or expense as incurred. The ASC 350-40 guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods therein. We are evaluating the impact of the adoption of the standard on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The effect of the adoption on key financial statement line items for the twelve months ended December 31, 2018 and as of December 31, 2018 is as follows:

	Twelve Months Ended December 31, 2018		Change
Income Statement	Prior to ASU 2014-09 adoption	As reported under ASU 2014-09	$	%
	(In millions, except per share data)
Operating revenue	$3,410.3	$3,412.1	$1.8	—%
Consolidated income from operations before income taxes	$354.5	$356.3	$1.8	1%
Consolidated net income	$304.9	$306.3	$1.4	—%
Net income attributable to Equifax	$298.4	$299.8	$1.4	—%
Basic earnings per common share:
Net income attributable to Equifax	$2.48	$2.49	$0.01	—%
Diluted earnings per common share:
Net income attributable to Equifax	$2.46	$2.47	$0.01	—%

	December 31, 2018		Change
Balance Sheet	Prior to ASU 2014-09 adoption	As reported under ASU 2014-09	$	%
	(In millions)
Other current assets	$109.4	$109.6	$0.2	—%
Other assets, net	$155.3	$162.4	$7.1	5%
Total assets	$7,145.9	$7,153.2	$7.3	—%
Deferred income tax liabilities, net	$314.5	$316.2	$1.7	1%
Total liabilities	$3,995.8	$3,997.5	$1.7	—%
Retained earnings	$4,712.2	$4,717.8	$5.6	—%
Total shareholders’ equity	$3,150.1	$3,155.7	$5.6	—%
Total liabilities and equity	$7,145.9	$7,153.2	$7.3	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition. Based on the information management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Twelve Months Ended December 31,			Change		Change
				2018	2017	2017	2016
Consolidated Operating Revenue	2018	2017	2016	$	%	$	%
	(In millions)
Online Information Solutions	$877.5	$889.6	$879.3	$(12.1)	(1)%	$10.3	1%
Mortgage Solutions	153.6	148.9	$142.2	$4.7	3%	$6.7	5%
Financial Marketing Services	216.2	224.2	$215.0	$(8.0)	(4)%	$9.2	4%
Total U.S. Information Solutions	1,247.3	1,262.7	$1,236.5	$(15.4)	(1)%	$26.2	2%
Asia Pacific	325.6	308.9	$244.2	$16.7	5%	$64.7	26%
Europe	287.3	273.8	$253.6	$13.5	5%	$20.2	8%
Latin America	206.6	213.6	$183.9	$(7.0)	(3)%	$29.7	16%
Canada	146.7	136.0	$121.9	$10.7	8%	$14.1	12%
Total International	966.2	932.3	$803.6	$33.9	4%	$128.7	16%
Verification Services	567.0	501.5	$437.3	$65.5	13%	$64.2	15%
Employer Services	259.8	262.7	$264.9	$(2.9)	(1)%	$(2.2)	(1)%
Total Workforce Solutions	826.8	764.2	$702.2	$62.6	8%	$62.0	9%
Global Consumer Solutions	371.8	403.0	$402.6	$(31.2)	(8)%	$0.4	—%
Total operating revenue	$3,412.1	$3,362.2	$3,144.9	$49.9	1%	$217.3	7%

3. ACQUISITIONS AND INVESTMENTS

2018 Acquisitions and Investments. In July 2018, the Company completed the acquisition of 100% of DataX Ltd., a national specialty finance credit agency and alternative data provider, in our USIS segment. In 2018, the Company completed various acquisitions in our Workforce Solutions and International segments to expand the Company’s product offerings. The primary areas of the purchase price that are not yet finalized are related to income taxes and working capital. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

2017 Acquisitions and Investments. On August 10, 2017, the Company completed the acquisition of 100% of the outstanding stock of ID Watchdog, Inc., an identity theft protection and resolution company providing solutions to the employee benefits marketplace. On November 15, 2017, the Company completed the acquisition of 100% of the outstanding stock of Mercury Group of Companies Pty Ltd (“Mercury”), an Australian-owned workforce management company. We have completed the allocation of the purchase prices for the ID Watchdog and Mercury acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocation.  The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates during 2018 and 2017.

	December 31,
	2018	2017
	(In millions)
Cash	$1.6	$4.3
Accounts receivable and other current assets	4.4	3.2
Other assets	0.3	0.4
Identifiable intangible assets (1)	50.9	51.0
Goodwill (2)	89.3	92.4
Total assets acquired	146.5	151.3
Other current liabilities	(2.9)	(5.1)
Other liabilities	(3.8)	(10.9)
Non-controlling interest	(1.8)	—
Net assets acquired	$138.0	$135.3

(1)	Identifiable intangible assets are further disaggregated in the following table.

(2)
The goodwill related to DataX Ltd. is included in the USIS operating segment and the goodwill related to the other 2018 acquisitions is included in the Workforce Solutions and International operating segments. The goodwill related to the 2018 acquisitions is not deductible for tax purposes. The 2017 goodwill related to ID Watchdog, Inc. and Mercury is included in the GCS and International operating segments, respectively, and is not deductible for tax purposes.

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

	December 31,
	2018		2017
Intangible asset category	Fair value	Weighted-average useful life	Fair value	Weighted-average useful life
	(in millions)	(in years)	(in millions)	(in years)
Customer relationships	$16.5	9.0	$42.7	10.2
Acquired software and technology	2.7	2.7	6.5	6.5
Purchased data files	30.2	11.3	—	n/a
Non-compete agreements	0.8	2.6	—	n/a
Trade names and other intangible assets	0.7	1.9	1.8	2.9
Total acquired intangibles	$50.9	9.8	$51.0	9.5

 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.  Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30 each year. The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with the Company’s methodology. Our annual impairment tests as of September 30, 2018, 2017 and 2016 resulted in no impairment of goodwill.

During 2018, we completed the acquisition of DataX Ltd. whose goodwill was allocated to the USIS operating segment and various other acquisitions for which the acquired goodwill was allocated to the Workforce Solutions and International operating segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of 2017, we acquired Mercury, for which the acquired goodwill has been allocated to the Asia Pacific reporting unit within the International operating segment. In the third quarter of 2017, we acquired ID Watchdog, Inc., for which the acquired goodwill has been allocated to the Global Consumer Solutions reporting unit and operating segment.

Changes in the amount of goodwill for the twelve months ended December 31, 2018 and 2017, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2016	$1,071.3	$1,814.6	$952.1	$136.3	$3,974.3
Acquisitions	—	43.9	—	48.5	92.4
Adjustments to initial purchase price allocation	—	1.0	—	—	1.0
Foreign currency translation	—	109.9	—	6.4	116.3
Balance, December 31, 2017	1,071.3	1,969.4	952.1	191.2	4,184.0
Acquisitions	57.7	14.5	17.1	—	89.3
Adjustments to initial purchase price allocation	(0.1)	1.3	1.0	(1.0)	1.2
Foreign currency translation	—	(140.5)	—	(4.3)	(144.8)
Balance, December 31, 2018	$1,128.9	$1,844.7	$970.2	$185.9	$4,129.7

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our 2018 annual impairment test completed during the third quarter of 2018 resulted in no impairment of indefinite-lived intangible assets.

Amount
(In millions)
Balance, December 31, 2016	$94.8
Foreign currency translation	0.2
Balance, December 31, 2017	95.0
Foreign currency translation	(0.2)
Balance, December 31, 2018	$94.8

Purchased Intangible Assets.  Purchased intangible assets, net, recorded on our Consolidated Balance Sheets at December 31, 2018 and 2017, are as follows:

	December 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$911.4	$(298.7)	$612.7	$955.7	$(262.2)	$693.5
Acquired software and technology	130.3	(84.1)	46.2	142.3	(66.6)	75.7
Customer relationships	693.1	(295.2)	397.9	772.4	(326.7)	445.7
Reacquired rights	73.3	(73.3)	—	73.3	(65.6)	7.7
Proprietary database	46.3	(12.5)	33.8	22.1	(8.7)	13.4
Non-compete agreements	3.8	(2.2)	1.6	14.1	(12.7)	1.4
Trade names and other intangible assets	18.7	(11.7)	7.0	20.2	(10.6)	9.6
Total definite-lived intangible assets	$1,876.9	$(777.7)	$1,099.2	$2,000.1	$(753.1)	$1,247.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to purchased intangible assets was $152.8 million, $172.2 million, and $176.5 million during the twelve months ended December 31, 2018, 2017, and 2016, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2018 is as follows:

Years ending December 31,	Amount
(In millions)
2019	$132.0
2020	124.6
2021	107.4
2022	103.0
2023	101.8
Thereafter	530.4
$1,099.2

5. DEBT

Debt outstanding at December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
	(In millions)

Commercial paper (“CP”)	$—	$562.6
Revolver	—	100.0
Term loan, due Nov 2018	—	400.0
Notes, 2.30%, due June 2021	500.0	500.0
Notes, 3.60%, due Aug 2021	300.0	—
Notes, Floating Rate, due Aug 2021	300.0	—
Notes, 3.30%, due Dec 2022	500.0	500.0
Notes, 3.95%, due May 2023	400.0	—
Notes, 3.25%, due June 2026	275.0	275.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	4.9	2.7
Total debt	2,654.9	2,715.3
Less short-term debt and current maturities	(4.9)	(965.3)
Less unamortized discounts and debt issuance costs	(19.4)	(11.0)
Total long-term debt, net of discount	$2,630.6	$1,739.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled future maturities of debt at December 31, 2018, are as follows:

Years ending December 31,	Amount
(In millions)
2019	$4.9
2020	—
2021	1,100.0
2022	500.0
2023	400.0
Thereafter	650.0
Total debt	$2,654.9

3.6%, 3.95%, and Floating Rate Senior Notes.  In May 2018, we issued $300.0 million aggregate principal amount of 3.6% Senior Notes due 2021 (the “2021 Notes”), $400.0 million aggregate principal amount of 3.95% Senior Notes due 2023 (the “2023 Notes”), and $300.0 million aggregate principal amount Floating Rate Notes due 2021 (the “Floating Rate Notes”) in an underwritten public offering. Interest on the 2021 Notes will accrue from their date of issuance at a rate of 3.6% per year and will be payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2019. Interest on the 2023 Notes will accrue from their date of issuance at a rate of 3.95% per year and will be payable in cash semi-annually in arrears on June 15 and December 15 of each year and began on December 15, 2018. Interest on the Floating Rate Notes for a particular interest period will be a rate equal to three-month LIBOR on the interest determination date plus 0.87% per annum and will be payable in cash quarterly in arrears on February 15, May 15, August 15, and November 15 of each year and began on August 15, 2018. The net proceeds of the sale of the notes were used to repay borrowings under our Revolver, our prior $800.0 million three-year delayed draw term loan facility (“Term Loan”) and our commercial paper (“CP”) program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The Senior Notes are unsecured and rank equally with all of our unsecured and unsubordinated indebtedness.

Senior Credit Facility. In September 2018, the Company entered into a $1.10 billion five-year unsecured revolving credit facility with a group of financial institutions, which will mature in September 2023 (the “Revolver”). The Revolver replaced the Company’s previous $900 million unsecured revolving credit facility that was scheduled to mature in November 2020. Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.60 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. As of December 31, 2018, there were $15.50 million of letters of credit issued under the Revolver, no principal drawn amounts under the Revolver, and no commercial paper borrowings. Availability under the Revolver was $1.08 billion at December 31, 2018.

We were also a party to an $800.0 million 364-Day revolving credit facility. On May 16, 2016 we repaid all outstanding borrowings of $475.0 million and terminated the 364-Day Revolver using a portion of the net proceeds from the issuance of the senior notes discussed below.

Under the Revolver, the Company must comply with various financial and non-financial covenants. The financial covenants require the Company to maintain a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA (as set forth in the Revolver Agreement) for the preceding four quarters, of not more than 3.5 to 1.0. The Company may, subject to the terms of the Revolver, increase the covenant by 0.5 (i.e. to 4.0 to 1.0) for a four consecutive fiscal quarter period following a material acquisition. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, subsidiary debt, mergers, liquidations, asset dispositions, acquisitions, certain restricted payments, transactions with affiliates, certain accounting changes, restricting subsidiary dividends and distributions, hedging agreements, and certain government regulations. As of December 31, 2018, we were in compliance with our covenants under the Revolver. Our borrowings under these facilities, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

At December 31, 2018, interest was payable on borrowings under the Revolver at the base rate or London Interbank Offered Rate, or LIBOR, plus a specified margin. The Company is required to pay on a quarterly basis a commitment fee with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respect to our Revolver, which is calculated based upon the amount of daily usage of the Revolver over the available aggregate lender commitments thereunder during the applicable quarterly period. Both the applicable interest rate and the commitment fee are subject to adjustment based on the Company’s debt ratings.

Commercial Paper Program.  The Company’s $900.0 million CP program has been established through the private placement of CP notes from time to time, in which borrowings bear interest at either a variable rate (based on LIBOR or other benchmarks) or a fixed rate, with the applicable rate and margin. Maturities of CP can range from overnight to 397 days. Because the CP program is backstopped by the Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding borrowings under our Revolver. At December 31, 2018, there were no CP notes outstanding.

Receivables Funding Facility. In the fourth quarter of 2017, Equifax entered into a $225.0 million, two-year receivables funding facility (the “Receivables Facility”), which had an original maturity in 2019. In November 2018, we amended the Receivables Facility to extend the maturity to November 2020. Under the Receivables Facility, Equifax and certain of its U.S. subsidiaries sell the eligible third-party receivables of its U.S. based business, to Equifax Receivables Funding LLC, a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in these accounts receivable to investors. The investors have no recourse to the Company’s other assets except for customary repurchase, warranty and indemnity claims. Creditors of Equifax do not have recourse to the assets of Equifax Receivables Funding LLC. The Receivables Facility contains standard representations, warranties and covenants made by Equifax and its U.S. subsidiaries in connection with the sale of the receivables, and any repurchase, warranty or indemnity obligations of the U.S. subsidiaries in connection with the sale of the receivables (but no obligations of Equifax Receivables Funding LLC) are guaranteed by Equifax.

There were no borrowings under the Receivables Facility at December 31, 2018. The Receivables Facility was supported by $209.8 million of accounts receivable as collateral at December 31, 2018 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

The outstanding amount the Company is allowed to maintain under the Receivables Facility, with a maximum of $225 million, may fluctuate based on the availability of eligible receivables and is directly affected by business volumes and credit risks, including receivables payment quality measures such as default and dilution ratios. If default or dilution ratios increase one percent, the allowable outstanding amount under the Receivables Facility would not materially change.

Interest is payable on borrowings under the Receivables Facility at the base rate or LIBOR plus a specified margin. The specified margin and the monthly unused fee, which we pay on the unused portion of the Receivables Facility, are subject to adjustment based on our debt ratings. The costs of the Receivables Facility are included in interest expense and were not material in 2018 and 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

mergers, asset dispositions and sale-leaseback arrangements. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

6.9% Debentures.  We have $125.0 million of debentures outstanding with a maturity date of 2028. The debentures are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Cash paid for interest was $88.2 million, $96.9 million and $85.0 million during the twelve months ended December 31, 2018, 2017 and 2016, respectively.

6. COMMITMENTS AND CONTINGENCIES

2017 Cybersecurity Incident.

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

Below is a rollforward of accrued liabilities and insurance receivable associated with the 2017 cybersecurity incident, beginning with the event date:

	Accrued Liabilities	Insurance Receivable
	(In millions)
Balance at September 7, 2017
(Expenses incurred) insurance receivable recorded	$(164.0)	$50.0
Payments made (received)	88.4	(15.0)
Balance at December 31, 2017	$(75.6)	$35.0
(Expenses incurred) insurance receivable recorded	$(20.4)	$75.0
Payments made (received)	83.3	(110.0)
Balance at December 31, 2018	$(12.7)	$—

Product Liability.  As a result of the 2017 cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all eligible U.S. consumers who signed up through January 31, 2018. We also provided free credit reports and scores, credit monitoring and identity theft protection for twenty four months to impacted consumers in Canada and the U.K. We have recorded the expenses necessary to provide this service to those who signed up. Through December 31, 2017, we recorded $50.7 million of product costs in selling, general and administrative expenses in the accompanying Consolidated Statements of Income. In 2018, the Company extended the free credit monitoring services for an additional twelve months for eligible consumers impacted by the 2017 cybersecurity incident by providing them the opportunity to enroll in Experian® IDNotify™ at no cost. We recorded $20.4 million related to these services in selling, general, and administrative expenses in the accompanying Consolidated Statements of Income for the twelve months ended December 31, 2018.

Expenses Incurred. Through December 31, 2017, the Company recorded $113.3 million of pre-tax expenses related to the 2017 cybersecurity incident. Expenses include costs to investigate and remediate the 2017 cybersecurity incident and legal and other professional services related thereto, all of which were expensed as incurred. We have included these costs in the above table through December 31, 2017. Beginning in 2018, expenses included in the above table include only costs incurred as part of the delivery of the free product.

Future Costs.  We are currently executing substantial initiatives in security and consumer support, and a company-wide transformation of our technology infrastructure, which we refer to as our technology transformation, and incurred substantial increased expenses and capital expenditures in 2018 related to these initiatives. We expect to again incur significant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses and capital expenditures in 2019 and 2020 related to these initiatives, although at levels slightly below those incurred in 2018.

We incurred significant legal and professional services expenses related to the lawsuits, claims and government investigations to which we are a party in 2018, and expect to continue to incur these expenses until these items are resolved. We will recognize the expenses and capital expenditures referenced herein as they are incurred. In 2018, we incurred elevated costs for insurance, finance and compliance activities, and expect to incur costs at these levels again in 2019.

Insurance Coverage.  At the time of the 2017 cybersecurity incident, we had $125.0 million of cybersecurity insurance coverage, above a $7.5 million deductible, to limit our exposure to losses such as those related to this incident. During the twelve months ended December 31, 2018 and 2017, the Company recorded insurance recoveries of $75.0 million and $50.0 million, respectively, and received payments of $110.0 million and $15.0 million, respectively, for reimbursable costs incurred to date. Since the announcement of the 2017 cybersecurity incident in September 2017, we have received the maximum reimbursement under the insurance policy of $125.0 million.

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

Other than as specifically stated below, while we believe it is reasonably possible that we will incur losses associated with such proceedings and investigations, it is not possible at this time to estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described below based on the various stages of these proceedings and investigations, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. The Company believes that the ultimate amount paid on these actions, claims and investigations could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

Multidistrict Litigation. Hundreds of class actions were filed against us in federal and state courts relating to the 2017 cybersecurity incident. The plaintiffs in these cases, who purport to represent various classes of U.S. consumers and small businesses, generally claim to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief.

In addition, certain class actions have been filed by financial institutions that allege their businesses have been placed at risk due to the 2017 cybersecurity incident and generally assert various common law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims. The financial institution class actions seek compensatory damages, injunctive relief and other related relief.
Furthermore, a lawsuit has been filed against us by the City of Chicago with respect to the 2017 cybersecurity incident alleging violations of state laws and local ordinances governing protection of personal data, consumer fraud, breach notice requirements and business practices and seeking declaratory and injunctive relief and the imposition of fines the aggregate amount of which the complaint does not specifically quantify. Three Indian Tribes filed suits in federal court asserting putative class actions relating to the 2017 cybersecurity incident brought on behalf of themselves and other similarly situated federally recognized Indian Tribes and Nations. Additionally, the Commonwealth of Puerto Rico filed an action on its own behalf and on behalf of the people of Puerto Rico arising out of the 2017 cybersecurity incident.
Beginning on December 6, 2017 and pursuant to multiple subsequent orders, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation and transfer for pre-trial proceedings with respect to the U.S. cases pending in federal court discussed above, including the City of Chicago action, the Indian Tribal suits, and the Puerto Rico action, to the Northern District of Georgia as the single U.S. District Court for centralized pre-trial proceedings (the “MDL Court”). Based on these orders, consolidated proceedings with respect to U.S. consumer and financial institution federal class actions and other lawsuits related to the 2017 cybersecurity incident have been conducted in the MDL Court. The MDL Court has established separate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tracks for the consumer and financial institution class action cases and appointed lead counsel on behalf of plaintiffs in both tracks. Certain individual plaintiffs with cases pending in the MDL consolidated proceedings, including Puerto Rico and the City of Chicago, have sought the establishment of additional tracks and other related relief. The MDL Court has not yet ruled on those requests.
The Company moved to dismiss the consolidated class action complaints filed by the U.S. consumer, small business and financial institution plaintiffs in their entirety. On January 28, 2019, the MDL Court dismissed the small businesses’ consolidated class action complaint in its entirety. The MDL Court dismissed certain claims brought by the consumer and financial institution plaintiffs, while allowing other claims by those plaintiffs to proceed. Pursuant to case management orders issued by the MDL Court, consolidated pre-trial proceedings, including discovery between the parties, will proceed on the remaining claims of the U.S. consumer and financial institution plaintiffs.
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
Canadian Class Actions. Seven Canadian class actions, five of which are on behalf of a national class of approximately 19,000 Canadian consumers, have been filed against us in Ontario, Saskatchewan, Quebec and British Columbia. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. The plaintiffs in each case seek class certification/authorization on behalf of Canadian consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident. In some cases, plaintiffs also seek class certification on behalf of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident. All purported class actions are at preliminary stages, and we are opposing class certification or authorization in cases where such motions are pending. In addition, one of the cases in Ontario as well as the Saskatchewan case have been stayed. The Court’s order staying the Saskatchewan case is on appeal.
TransUnion Litigation. On November 27, 2017, Trans Union LLC and TransUnion Interactive, Inc. (collectively, “TransUnion”) filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Equifax Information Services LLC, Equifax Inc., and Equifax Consumer Services LLC f/k/a Equifax Consumer Services, Inc. In its lawsuit, TransUnion asserts claims for declaratory relief, breach of contract, and anticipatory repudiation of contract based on our Reciprocal Data Supply Agreement (the “Agreement”), which sets forth the pricing terms for credit monitoring supplied by the parties to each other. TransUnion seeks a declaration regarding its contractual rights under the Agreement and monetary damages. On January 26, 2018, we moved to dismiss TransUnion’s claims. On June 19, 2018, the court granted in part and denied in part our motion to dismiss, dismissing Equifax Inc. from the case. Discovery has now commenced and is scheduled to end in March 2019. We dispute the allegations by TransUnion and intend to defend against its claims.
Securities Class Action Litigation. A consolidated putative class action lawsuit alleging violations of various federal securities laws in connection with statements and alleged omissions regarding our cybersecurity systems and controls is pending against us and certain of our current and former executives, officers and directors in the U.S. District Court for the Northern District of Georgia. The consolidated complaint seeks certification of a class of all persons who purchased or otherwise acquired Equifax securities from February 25, 2016 through September 15, 2017 and unspecified monetary damages, costs and attorneys’ fees. The Company moved to dismiss the consolidated class action complaint in its entirety. On January 28, 2019, the court dismissed claims against certain individual defendants and claims challenging certain statements, but allowed other claims against Equifax and our former Chairman and Chief Executive Officer to proceed. Pursuant to scheduling and case management orders issued by the court, pre-trial proceedings, including discovery between the parties, will proceed on the remaining claims.
Shareholder Derivative Litigation. A consolidated putative shareholder derivative action naming certain of our current and former executives, officers and directors as defendants and naming us as a nominal defendant is pending in the U.S. District Court for the Northern District of Georgia. Among other things, the consolidated complaint alleges claims for breaches of fiduciary duties, unjust enrichment, corporate waste and insider selling by certain defendants, as well as certain claims under the federal securities laws. The complaint seeks unspecified damages on behalf of the Company, plus certain equitable relief. We have appointed a committee of independent directors empowered to evaluate and respond in our best interests to the claims and related litigation demands.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Government Lawsuits. In addition to the City of Chicago’s and Commonwealth of Puerto Rico’s lawsuits in the MDL Court, the City of San Francisco filed a lawsuit against us in Superior Court in the City of San Francisco on behalf of the People of the State of California alleging violations of California’s unfair competition law due to purported violations of statutory protections of personal data and statutory data breach requirements and seeking statutory penalties, injunctive relief, and restitution for California consumers, among other relief. The court has stayed the City of San Francisco action until March 29, 2019.

Civil enforcement actions have been filed against us by the Attorneys General of Massachusetts and West Virginia alleging violations of commonwealth/state consumer protection laws. The Massachusetts action is pending in Suffolk Superior Court and seeks permanent injunctive relief, civil penalties, restitution, disgorgement of profits, costs and attorneys’ fees. The Suffolk Superior Court denied the Company’s motions to stay and dismiss the case, and the case is in discovery. The West Virginia action is pending in the Circuit Court of Boone County and seeks civil penalties and attorneys’ fees. Equifax’s motion to stay proceedings was granted on a temporary basis on December 21, 2018, and then continued on January 24, 2019, with the court scheduling a further hearing for February 28, 2019. The lawsuit filed by the Attorney General of Puerto Rico was transferred to the MDL proceeding, as described above. The Puerto Rico Department of Consumer Affairs has issued Notices of Infraction related to the Company’s alleged failure to give timely notice of the data breach under Puerto Rico law to the Department and Puerto Rico consumers.

Individual Consumer Litigation. Over 1,000 individual consumer actions, including multi-plaintiff actions, have been filed against us in state (general jurisdiction and small claims) and federal courts across the U.S. related to the 2017 cybersecurity incident. These claims include more than 2,500 individual plaintiffs. In addition, there are approximately 50 individual arbitration claims. The plaintiffs/claimants in these cases generally claim to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking primarily monetary damages. Where possible, actions filed in federal court or removed to federal court have been noticed for transfer to the MDL Court. Some of these matters have been finally resolved, and others are in various stages.

Government Investigations. We continue to cooperate with federal, state, city and foreign governmental agencies and officials investigating or otherwise seeking information, testimony and/or documents, including through Civil Investigative Demands and subpoenas, regarding the 2017 cybersecurity incident and related matters, including 48 state Attorneys General offices, the District of Columbia, the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, other U.S. state regulators, certain Congressional committees of both the U.S. Senate and House of Representatives, the Office of the Privacy Commissioner of Canada (“OPC”) and the U.K.’s Financial Conduct Authority (“FCA”). The Financial Industry Regulatory Authority, Inc. conducted an investigation that has now been concluded.

With respect to state Attorneys General investigations, the Company is cooperating with a consolidated multi-state investigation involving the Attorneys General of 46 states and the District of Columbia. As noted above, the Attorneys General of Massachusetts, West Virginia and Puerto Rico are not participating in the multi-state process and have filed suit. The Attorneys General of Indiana and Texas are each conducting separate investigations.
The staffs of the CFPB and FTC have informed us that their respective agencies intend to seek injunctive relief damages and, with respect to the CFPB, civil money penalties against us based on allegations related to the 2017 cybersecurity incident. We have submitted written responses to the CFPB and FTC addressing their allegations, and we continue to cooperate with the agencies in their investigations. On October 2, 2018, the Enforcement Staff of the NYDFS provided us with notice that it is considering recommending that the NYDFS take legal action against us, potentially seeking consumer relief and civil money penalties. We continue to cooperate with the NYDFS in its investigation.
The staff of the OPC has informed us that the OPC intends to make certain findings and recommendations in connection with its investigation of the 2017 cybersecurity incident. We have submitted written responses to the OPC and we continue to cooperate in its investigation.

The SEC issued a subpoena on May 14, 2018 regarding disclosure issues relating to the 2017 cybersecurity incident. We continue to cooperate with the SEC in its investigation. In addition, we continue to cooperate with the SEC and the U.S. Attorney’s Office for the Northern District of Georgia regarding investigations into the trading activities by certain of our current and former employees in relation to the 2017 cybersecurity incident.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The New York State Attorney General Investor Protection Bureau (“IPB”) issued a subpoena on September 20, 2017 relating to an investigation of whether there has been a violation of the Martin Act. We continue to cooperate with the IPB in its investigation.
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
Public Records Litigation
Equifax has been named as a defendant in 19 putative class action lawsuits pending in federal courts across the country relating to its reporting of civil judgments and tax liens on consumers’ credit files. In October 2018, Equifax and the plaintiffs’ attorneys who filed the lawsuits reached an agreement in principle to settle the public records-related claims at issue on behalf of a nationwide class of consumers and we accrued an estimate of $18.5 million for our liability for these matters in the third quarter of 2018. The amount accrued represents our best estimate of the liability related to this matter. The parties have filed notices of settlement in the pending lawsuits and have begun drafting a settlement agreement and preliminary approval papers to file with the requisite court. If the final terms of a settlement agreement cannot be agreed upon, or if the settlement is not ultimately approved by the court, Equifax believes it has valid defenses to each of these actions and will continue to defend against them.
Leases
Our operating leases principally involve office space and office equipment. Rental expense for operating leases, which is recognized on a straight-line basis over the lease term, was $41.3 million, $34.5 million and $29.1 million for the twelve months ended December 31, 2018, 2017 and 2016, respectively. Our headquarters building ground lease has purchase options exercisable beginning in 2019, renewal options exercisable in 2048 and escalation clauses that began in 2009. Expected future minimum payment obligations for non-cancelable operating leases exceeding one year are as follows as of December 31, 2018:

Years ending December 31,	Amount
(In millions)
2019	$32.5
2020	29.8
2021	25.3
2022	22.8
2023	19.7
Thereafter	62.1
$192.2

We have no material sublease agreements and as a result, expected sublease income is not reflected as a reduction in the total minimum rental obligations under operating leases in the table above.

Data Processing, Outsourcing Services and Other Agreements

We have separate agreements with IBM, Tata Consultancy Services, Fidelity Information Services, and others to outsource portions of our computer data processing operations, applications development, business continuity and recovery services, help desk service and desktop support functions, operation of our voice and data networks, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2019 and 2024. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $134 million as of December 31, 2018, with no future year’s minimum contractual obligation expected to exceed approximately $102 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay significant termination fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under our agreement with IBM (which covers our operations in North America and Europe), we have outsourced certain of our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of services provided by IBM, and the term of our agreement with respect to such services, varies by geography and location. The estimated future minimum contractual obligation under the revised North America (US and Canada) and Europe (UK and Spain) agreements is approximately $30 million for the remaining term, with no individual year’s minimum expected to exceed approximately $26 million. We may terminate certain portions of this agreement without penalty in the event that IBM is in material breach of the terms of the agreement. During 2018, 2017 and 2016, we paid approximately $49 million, $40 million and $45 million, respectively, for these services.

Change in Control Agreements

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

If these change in control agreements had been triggered as of December 31, 2018, payments of approximately $40.7 million would have been made (excluding tax gross-up amounts of $0.9 million). Under the Company’s existing director and employee stock benefit plans, a change in control generally would result in the immediate vesting of all outstanding stock options and satisfaction of the restrictions on any outstanding nonvested stock awards. With respect to unvested performance based share awards dependent upon the Company’s three-year relative total shareholder return, if at least one calendar year of performance during the performance period has been completed prior to the change in control event, the awards will be paid out based on the Company’s performance at that time; otherwise the payout of shares will be at 100% of the target award. For awards granted in 2018, the vesting described above occurs only if the awards are not assumed or continued in the change in control transaction or if the executive incurs a qualifying termination in connection with the change in control.

Guarantees

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds, surety bonds, and standby letters of credit is not material at December 31, 2018 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2018. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management VIE under its commercial agreements. We cannot reasonably estimate our potential future payments under the guarantees and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees on our Consolidated Balance Sheets at December 31, 2018.

General Indemnifications

Many of our commercial agreements contain commercially standard indemnification obligations related to tort, material breach or other liabilities that arise during the course of performance under the agreement. These indemnification obligations are typically mutual.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2018 and 2017.

Subsidiary Dividend and Fund Transfer Limitations

The ability of some of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Contingencies

In addition to the matters set forth above, we are involved in legal and regulatory matters, government investigations, claims and litigation arising in the ordinary course of business. We periodically assess our exposure related to these matters based on the information which is available. We have recorded accruals in our Consolidated Financial Statements for those matters in which it is probable that we have incurred a loss and the amount of the loss, or range of loss, can be reasonably estimated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES

The provision for income taxes consisted of the following:

	Twelve Months Ended December 31,
	2018	2017	2016
	(In millions)
Current:
Federal	$9.4	$107.8	$154.8
State	11.4	13.2	24.3
Foreign	31.5	71.7	67.0
	52.3	192.7	246.1
Deferred:
Federal	22.6	(19.2)	16.5
State	0.7	1.3	2.8
Foreign	(25.6)	(26.2)	(32.3)
	(2.3)	(44.1)	(13.0)
Provision for income taxes	$50.0	$148.6	$233.1

Domestic and foreign income before income taxes was as follows:

	Twelve Months Ended December 31,
	2018	2017	2016
	(In millions)
U.S.	$339.6	$711.1	$739.6
Foreign	16.7	35.5	(11.4)
	$356.3	$746.6	$728.2

The provision for income taxes reconciles with the U.S. federal statutory rate, as follows:

	Twelve Months Ended December 31,
	2018	2017	2016
	(In millions)
Federal statutory rate	21.0%	35.0%	35.0%

Provision computed at federal statutory rate	$74.8	$261.3	$254.9
State and local taxes, net of federal tax benefit	10.7	13.3	17.2
Foreign	0.1	(41.9)	(40.3)
Tax Cuts and Jobs Act of 2017	—	(48.3)
Federal research & development credit	(13.0)	(6.7)	—
Equity compensation	(7.5)	(26.7)	—
Tax reserves	2.4	2.5	11.9
Equifax Australia settlement	(14.1)	—	—
Other	(3.4)	(4.9)	(10.6)
Provision for income taxes	$50.0	$148.6	$233.1

Effective income tax rate	14.0%	19.9%	32.0%

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

Components of the deferred income tax assets and liabilities at December 31, 2018 and 2017, were as follows:

	December 31,
	2018	2017
	(In millions)
Deferred income tax assets:
Net operating and capital loss carryforwards	$326.8	$279.9
Goodwill and intangible assets	119.4	129.3
Employee compensation programs	42.0	33.1
Foreign tax credits	16.8	17.6
Employee pension benefits	35.2	40.8
Reserves and accrued expenses	28.3	23.8
Research and development costs	30.3	26.7
Other	11.6	8.7
Gross deferred income tax assets	610.4	559.9
Valuation allowance	(431.9)	(401.8)
Total deferred income tax assets, net	178.5	158.1

Deferred income tax liabilities:
Goodwill and intangible assets	(431.0)	(387.6)
Undistributed earnings of foreign subsidiaries	(8.7)	(7.6)
Depreciation	(31.6)	(41.5)
Other	(12.3)	(20.6)
Total deferred income tax liability	(483.6)	(457.3)
Net deferred income tax liability	$(305.1)	$(299.2)

Our deferred income tax assets and deferred income tax liabilities at December 31, 2018 and 2017, are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2018	2017
	(In millions)
Long-term deferred income tax assets, included in other assets	$11.1	$5.9
Long-term deferred income tax liabilities	(316.2)	(305.1)
Net deferred income tax liability	$(305.1)	$(299.2)

We record deferred income taxes on the temporary differences of our foreign subsidiaries and branches, except for the temporary differences related to undistributed earnings of subsidiaries which we consider indefinitely invested. As of December 31, 2018, we have indefinitely invested $85.7 million attributable to pre-2004 undistributed earnings of our Canadian and Chilean subsidiaries. If the pre-2004 earnings were not considered indefinitely invested, $6.4 million of deferred withholding tax liability would have been provided. Further, we are permanently invested with respect to the original investment in foreign subsidiaries. Therefore, we have not provided the deferred tax assets on the outside basis of these subsidiaries as we have no intent to sell or divest of these subsidiaries. Cumulative undistributed earnings were subject to a transition tax as a result of the Tax Act which we estimated to be zero. However, the Company has provided for local country withholding taxes related to these earnings.

At December 31, 2018, we had U.S. federal and state net operating loss carryforwards of $134.5 million, of which $1.8 million related to state net operating losses that have indefinite carryforward periods and the remainder will expire at various times between 2021 and 2038. We also had foreign net operating loss carryforwards totaling $1,114.9 million of which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$399.1 million will expire between 2019 and 2038 and the remaining $715.8 million will carryforward indefinitely. Foreign capital loss carryforwards of $15.7 million may be carried forward indefinitely, and state capital loss carryforwards of $2.5 million expired in 2018. We had foreign tax credit carryforwards of $16.8 million which will expire in the years 2025 through 2027. Additionally, we had state and foreign research and development credit carryforwards of $30.3 million. The U.S. credits expire between 2021 through 2029 and the foreign credits have an indefinite expiration period. The deferred tax asset related to the net operating loss, capital loss carryforwards, foreign tax credit carryforwards, and research and development credit is $373.9 million of which $310.2 million has been fully reserved in the deferred tax valuation allowance.

Cash paid for income taxes, net of amounts refunded, was $59.6 million, $215.7 million and $173.4 million during the twelve months ended December 31, 2018, 2017 and 2016, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
	(In millions)
Beginning balance (January 1)	$35.0	$32.5
Increases related to prior year tax positions	2.0	0.6
Decreases related to prior year tax positions	(15.2)	(5.6)
Increases related to current year tax positions	5.0	13.1
Decreases related to settlements	(0.5)	(0.3)
Expiration of the statute of limitations for the assessment of taxes	(3.5)	(5.8)
Currency translation adjustment	(0.5)	0.5
Ending balance (December 31)	$22.3	$35.0

We recorded liabilities of $24.9 million and $38.0 million for unrecognized tax benefits as of December 31, 2018 and 2017, respectively, which included interest and penalties of $2.6 million and $3.0 million, respectively. As of December 31, 2018 and 2017, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $23.8 million and $35.7 million, respectively, which included interest and penalties of $2.3 million and $2.6 million, respectively. During 2018 and 2017, interest and penalties of $0.9 million and $1.4 million, respectively, were accrued.

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state or international income tax examinations by tax authorities for years before 2014. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax’s gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $4.1 million.

The Tax Cuts and Jobs Act (“Tax Act”)

The Tax Cuts and Jobs Act (“Tax Act”) was enacted in the United States on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. In 2017 and the first nine months of 2018, we recorded provisional amounts for certain enactment-date effects of the Tax Act by applying the guidance in Staff Accounting Bulletin 118 because we had not yet completed our enactment-date accounting for these effects. In 2017, the Company recorded tax expense related to the enactment-date effects of the Tax Act which consisted primarily of adjusting deferred tax assets and liabilities. During 2018, additional guidance was issued with respect to the Tax Act. The Company analyzed provisional amounts recorded for certain enactment-date accounting effects of the Tax Act. The result of this analysis was that no changes were required with respect to provisional amounts previously recorded at December 31, 2017. For provisional amounts recorded during 2018, adjustments were made in the fourth quarter of 2018 as a result of notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service (“Proposed Regulations”) that were issued in the quarter for the §163(j) interest limitation provisions and the foreign tax credits provisions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SAB 118 Measurement Period
We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes, for the following aspects: re-measurement of deferred tax assets and liabilities, one-time transition tax and tax on global intangible low-taxed income. At December 31, 2018, we have now completed our accounting for all of the enactment-date income tax effects of the Tax Act. As mentioned above and further discussed below, during 2018, no adjustments were required to the provisional amounts recorded at December 31, 2017. For the provisional amounts recorded during 2018, adjustments were made in the fourth quarter of 2018 for §163(j) interest limitation and foreign tax credit provisions as a result of clarifying guidance included in the issuance of Proposed Regulations. There were no material adjustments to other provisions in which provisional amounts were estimated during 2018.
One-Time Transition Tax
The one-time transition tax is based on our total post-1986 earnings and profits (E&P), the tax on which we previously deferred from U.S. income taxes under U.S. law. The Company determined it was not subject to the one-time transition tax and therefore the provisional amount was zero.
During 2018, upon further analysis of the Tax Act and notices and Proposed Regulations, we finalized our calculations of the transition tax liability. The analysis confirmed the Company was not liable for the one-time transition tax and therefore no adjustment was required to the provisional amount recorded.
Deferred Tax Assets and Liabilities
As of December 31, 2017, we re-measured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $85.1 million. Further analysis of certain aspects of the Tax Act and refinement of our calculations during the twelve months ending December 31, 2018 resulted in no material adjustments to our provisional amounts.
Global Intangible Low-Taxed Income (“GILTI”)
We have elected to account for GILTI in the year the tax is incurred. This election did not impact the 2018 effective tax rate.
8. STOCK-BASED COMPENSATION

We have one active share-based award plan, the amended and restated 2008 Omnibus Incentive Plan. This plan was originally approved by our shareholders in 2008 and was amended and restated with shareholder approval in May 2013 to, among other things, increase the reserve for awards under the plan by 11 million shares. The plan provides our directors, officers and certain key employees with stock options, restricted stock units and performance share awards. The plan is described below. We expect to issue common shares held as either treasury stock or new issue shares upon the exercise of stock options or once shares vest pursuant to restricted stock units or performance share awards. Total stock-based compensation expense in our Consolidated Statements of Income during the twelve months ended December 31, 2018, 2017 and 2016, was as follows:

	Twelve Months Ended December 31,
	2018	2017	2016
	(In millions)
Cost of services	$9.5	$7.2	$4.5
Selling, general and administrative expenses	33.0	31.1	32.6
Stock-based compensation expense, before income taxes	$42.5	$38.3	$37.1

The total income tax benefit recognized for stock-based compensation expense was $9.7 million, $13.7 million and $13.3 million for the twelve months ended December 31, 2018, 2017 and 2016, respectively.

In conjunction with the adoption of ASU 2016-09, windfall tax benefits are to be presented as cash flows from operating activities on a prospective basis. As a result, we classified $7.5 million and $26.7 million as cash flows from operating activities for the years ended December 31, 2018 and 2017, respectively. Previous guidance required benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

flow. This requirement reduced operating cash flows and increased financing cash flows by $35.9 million for the twelve months ended December 31, 2016.

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

The fair value for stock options granted during the twelve months ended December 31, 2018, 2017 and 2016, was estimated at the date of grant, using the binomial model with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2018	2017	2016
Dividend yield	1.2%	1.9%	1.2%
Expected volatility	21.8%	22.8%	19.4%
Risk-free interest rate	2.7%	1.1%	1.2%
Expected term (in years)	4.8	4.8	4.8
Weighted-average fair value of stock options granted	$24.34	$22.20	$20.62

The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2018, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 31, 2017	1,184	$87.64
Granted (all at market price)	553	$122.35
Exercised	(212)	$60.55
Forfeited and canceled	(63)	$114.67
Outstanding at December 31, 2018	1,462	$103.50	7.3	$14.0
Vested and expected to vest at December 31, 2018	1,415	$103.01	7.2	$13.9
Exercisable at December 31, 2018	631	$80.81	5.2	$14.0

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on December 31, 2018 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the value that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2018. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2018, 2017 and 2016, was $13.3 million, $31.4 million and $64.8 million, respectively. At December 31, 2018, our total unrecognized compensation cost related to stock options was $8.2 million with a weighted-average recognition period of 1.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2017 and 2016:

	December 31,
	2017		2016
	Shares	Weighted- Average Price	Shares	Weighted- Average Price
	(In thousands)		(In thousands)
Outstanding at the beginning of the year	1,228	$66.81	1,866	$49.54
Granted (all at market price)	401	$114.66	181	$131.41
Exercised	(398)	$48.23	(779)	$40.61
Forfeited and canceled	(47)	$103.13	(40)	$72.06
Outstanding at the end of the year	1,184	$87.64	1,228	$66.81
Exercisable at end of year	636	$62.62	856	$48.43

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

The fair value of these stock awards is based on the fair market value of our common stock on the date of grant. However, stock awards granted prior to February 16, 2017 did not accrue or pay dividends during the vesting period, so the fair value on the date of grant for the pre-2017 awards was reduced by the present value of the expected dividends over the requisite service period (discounted using the appropriate risk-free interest rate). Stock awards granted beginning in 2017 do include the right to dividends or dividend equivalents, which are accrued and payable only if and when the underlying stock vests and is payable.

Pursuant to our 2008 Omnibus Incentive Plan, certain executive officers have been granted performance shares in which the number of shares earned is dependent upon the Company’s three-year total shareholder return relative to the three-year total shareholder return of the companies in the S&P 500 stock index, as comprised on the grant date, subject to adjustment, and, in 2017, have also been granted performance shares in which the number of shares earned is dependent upon the Company’s three-year cumulative adjusted earnings per share. The number of shares which could potentially be issued under these performance share awards ranges from zero to 200% of the target award. The grants outstanding subject to market performance as of December 31, 2018 would result in 283,003 shares outstanding at 100% of target and 566,006 at 200% of target at the end of the vesting period. Compensation expense for shares earned based on the Company’s three-year total shareholder return is recognized on a straight-line basis over the measurement period and is based upon the fair market value of the shares estimated to be earned at the date of grant using a Monte-Carlo simulation. Compensation expense for shares earned based on the Company’s three-year cumulative adjusted earnings per share is recognized on a straight-line basis over the measurement period based on the grant date fair value of our common stock and the number of awards expected to vest at each reporting date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in these other stock awards during the twelve months ended December 31, 2018, 2017 and 2016 and the related weighted-average grant date fair value:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2015	1,431	$72.64
Granted	460	$84.07
Vested	(645)	$55.28
Forfeited	(59)	$73.54
Nonvested at December 31, 2016	1,187	$87.54
Granted	498	$89.45
Vested	(632)	$56.53
Forfeited	(42)	$104.24
Nonvested at December 31, 2017	1,011	$109.48
Granted	563	$109.71
Vested	(417)	$87.09
Forfeited	(82)	$115.40
Nonvested at December 31, 2018	1,075	$120.11

The total fair value of stock awards that vested during the twelve months ended December 31, 2018, 2017 and 2016, was $50.2 million, $79.4 million and $71.7 million, respectively, based on the weighted-average fair value on the vesting date, and $40.4 million, $45.0 million and $38.8 million, respectively, based on the weighted-average fair value on the date of grant. At December 31, 2018, our total unrecognized compensation cost related to these nonvested stock awards was $51.6 million with a weighted-average recognition period of 2.1 years.

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

U.S. and Canadian Retirement Plans.  We sponsor a qualified defined benefit retirement plan (the U.S. Retirement Income Plan, or USRIP) that covers approximately 12% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was closed to new participation at December 31, 2008. This plan also covers retirees as well as certain terminated but vested individuals not yet in retirement status. We also sponsor a retirement plan with both defined benefit and defined contribution components that cover most salaried and hourly employees in Canada (the Canadian Retirement Income Plan, or CRIP); the defined benefit component was also closed to new hires on October 1, 2011.

Effective December 31, 2014, the USRIP plan was frozen for all participants eligible to accrue benefits. Accordingly, pension plan participants earn no new benefits under the plan formula. Additionally, the CRIP, a registered defined benefit pension plan, was changed for employees who did not meet retirement-eligibility status under the CRIP as of December 31, 2012 (“Non-Grandfathered” participants). Under the plan amendment, the service credit for Non-Grandfathered participants froze, but these participants will continue to receive credit for salary increases and vesting service. Additionally, Non-Grandfathered employees and certain other employees not eligible to participate in the CRIP (i.e., new hires on or after October 1, 2011) are eligible to participate in the enhanced defined contribution component of the CRIP.

During the twelve months ended December 31, 2018, we made voluntary contributions of $30.0 million to the USRIP and made contributions of $0.4 million to the CRIP. During the twelve months ended December 31, 2017, we did not make any contributions to the USRIP and made contributions of $1.5 million to the CRIP. At December 31, 2018, the USRIP met or exceeded ERISA’s minimum funding requirements.

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

Other Benefits.  We maintain certain healthcare and life insurance benefit plans for eligible retired employees. Substantially all of our U.S. employees may become eligible for the retiree healthcare benefits if they reach retirement age while working for us and satisfy certain years of service requirements. Employees hired on or after January 1, 2009 are required to pay the full cost of coverage after retirement. The retiree life insurance program covers employees who retired on or before December 31, 2003. We accrue the cost of providing healthcare benefits over the active service period of the employee.

Obligations and Funded Status.  A reconciliation of the projected benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
	(In millions)
Change in projected benefit obligation
Benefit obligation at January 1,	$731.6	$693.6	$24.2	$22.5
Service cost	3.6	4.0	0.4	0.4
Interest cost	26.4	28.5	0.8	0.9
Plan participants’ contributions	—	—	0.7	0.5
Actuarial loss (gain)	(49.4)	45.5	(1.5)	2.5
Foreign currency exchange rate changes	(3.3)	3.1	(0.1)	0.1
Benefits paid	(42.9)	(43.1)	(2.6)	(2.7)
Projected benefit obligation at December 31,	666.0	731.6	21.9	24.2
Change in plan assets
Fair value of plan assets at January 1,	561.1	515.3	17.1	16.6
Actual return on plan assets	(18.7)	81.2	(0.6)	2.9
Employer contributions	36.3	5.9	1.9	2.2
Plan participants’ contributions	—	—	0.7	0.5
Foreign currency exchange rate changes	(2.0)	1.8	—	—
Other disbursements	—	—	(2.6)	(2.4)
Benefits paid	(42.9)	(43.1)	(2.6)	(2.7)
Fair value of plan assets at December 31,	533.8	561.1	13.9	17.1
Funded status of plan	$(132.2)	$(170.5)	$(8.0)	$(7.1)

The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $659.8 million at December 31, 2018. The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $722.3 million at December 31, 2017.

At December 31, 2018, the USRIP and Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans in the aggregate were $615.7 million, $615.6 million and $488.8 million, respectively, at December 31, 2018. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the CRIP were $50.3 million, $44.3 million and $45.0 million, respectively, at December 31, 2018.

At December 31, 2017, the USRIP and Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation, accumulated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benefit obligation and fair value of plan assets for these plans in the aggregate were $675.2 million, $673.1 million and $510.9 million, respectively, at December 31, 2017. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the CRIP were $56.4 million, $49.2 million and $50.2 million, respectively, at December 31, 2017.

The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheets at December 31, 2018 and 2017:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
	(In millions)
Amounts recognized in the statements of financial position consist of:
Noncurrent assets	$—	$—	$—	$—
Current liabilities	(5.6)	(5.4)	(0.1)	(0.2)
Long-term liabilities	(126.6)	(165.1)	(7.9)	(6.9)
Net amount recognized	$(132.2)	$(170.5)	$(8.0)	$(7.1)

Included in accumulated other comprehensive loss at December 31, 2018 and 2017, were the following amounts that have not yet been recognized in net periodic pension cost:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
	(In millions)
Prior service cost, net of accumulated taxes of $1.9 and $2.0 in 2018 and 2017, respectively, for pension benefits and $(0.3) and $(0.5) in 2018 and 2017, respectively, for other benefits	$5.9	$6.3	$(0.9)	$(1.8)
Net actuarial loss, net of accumulated taxes of $88.7 and $91.0 in 2018 and 2017, respectively, for pension benefits and $2.8 and $3.1 in 2018 and 2017, respectively, for other benefits	283.4	243.2	8.7	9.8
Impact of Tax Cuts and Jobs Act of 2017	—	48.7	—	1.3
Accumulated other comprehensive loss	$289.3	$298.2	$7.8	$9.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following shows amounts recognized in other comprehensive income (loss) during the twelve months ended December 31, 2018 and 2017:

Changes in plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
	(In millions)
Amounts arising during the period:
Net actuarial loss (gain), net of taxes of $2.6 in 2018 and $0.0 in 2017, respectively, for pension benefits and $0.0 in 2018 and $0.1 in 2017, respectively, for other benefits	$6.6	$2.5	$(1.5)	$0.9
Foreign currency exchange rate gain, net of taxes of ($0.1) in 2018 and $(1.2) in 2017, respectively, for pension benefits and $0.0 in 2018 and 2017, respectively, for other benefits	(0.2)	(0.4)	0.3	1.1

Amounts recognized in net periodic benefit cost during the period:
Recognized actuarial loss, net of taxes of $(4.8) and $(3.7) in 2018 and 2017, respectively, for pension benefits and $(0.3) in 2018 and 2017, respectively, for other benefits	(14.9)	(11.8)	(1.1)	(1.0)
Amortization of prior service cost, net of taxes of $(0.1) 2018 and 2017, for pension benefits and $0.2 in 2018 and 2017 for other benefits	(0.4)	(0.5)	0.8	0.8
Total recognized in other comprehensive income	$(8.9)	$(10.2)	$(1.5)	$1.8

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
	(In millions)
Service cost	$3.6	$4.0	$3.6	$0.4	$0.4	$0.3
Interest cost	26.4	28.5	31.3	0.8	0.9	0.8
Expected return on plan assets	(37.5)	(37.4)	(37.6)	(1.1)	(1.2)	(1.4)
Amortization of prior service cost	0.5	0.6	0.8	(1.0)	(1.0)	(1.1)
Recognized actuarial loss (gain)	19.7	15.5	13.6	1.4	1.3	0.8
Total net periodic benefit cost (income)	$12.7	$11.2	$11.7	$0.5	$0.4	$(0.6)

The following represents the amount of prior service cost and actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic benefit cost during the twelve months ending December 31, 2018:

	Pension Benefits	Other Benefits
	(In millions)
Actuarial loss, net of taxes of $3.7 for pension benefits and $0.3 for other benefits	$11.5	$1.0
Prior service cost, net of taxes of $0.1 for pension benefits and $(0.2) for other benefits	$0.4	$(0.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31,	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Discount rate	4.39%	3.73%	4.30%	3.60%
Rate of compensation increase	4.93%	4.88%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost at December 31,	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Discount rate	3.73%	4.23%	4.86%	3.60%	3.98%	4.39%
Expected return on plan assets	7.14%	7.14%	7.14%	7.25%	7.25%	7.25%
Rate of compensation increase	4.88%	4.88%	4.80%	N/A	N/A	N/A

During 2018, we adopted the new MP-2018 mortality improvement projection scale in determining the liability for the U.S. pension plan. This updated scale, along with the change in the discount rate, contributed to a decrease in the projected benefit obligation as of December 31, 2018.

During 2017, we adopted the new MP-2017 mortality improvement projection scale in determining the liability for the U.S. pension plan. This updated scale partially offset the decrease in the discount rate in 2017, the net of which resulted in the increase in the projected benefit obligation as of December 31, 2017.

During 2016, we adopted the new MP-2016 mortality improvement projection scale in determining the liability for the U.S. pension plan. This updated scale partially offset the decrease in the discount rate in 2016, the net of which resulted in the increase in the projected benefit obligation as of December 31, 2016.

Discount Rates.  We determine our discount rates primarily based on high-quality, fixed-income investments and yield-to-maturity analyses specific to our estimated future benefit payments available as of the measurement date. Discount rates are reset annually on the measurement date to reflect current market conditions. To determine the discount rate for our U.S. pension and postretirement benefit plans, we use a bond matching approach to select specific bonds that would satisfy our projected benefit payments. We believe the bond matching approach reflects the process we would employ to settle our pension and postretirement benefit obligations. For our Canadian plans we use a third-party yield curve to develop our discount rates. The yield curve provides discount rates related to a dedicated high-quality bond portfolio whose cash flows extend beyond the current period, from which we choose a rate matched to the expected benefit payments required for each plan.

Expected Return on Plan Assets.  The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In 2018, our U.S. pension plan investment loss of 3.2% was below the expected return of 7.25%. The expected return for the USRIP for 2019 is 6.70% following asset allocation changes that resulted in higher allocation to fixed income securities. The CRIP investment loss was 1.3% in 2018 versus the expected return of 6.0%. The expected return for the CRIP for 2019 is 6.0%.

The calculation of the net periodic benefit cost for the USRIP and CRIP utilizes a market-related value of assets. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Healthcare Costs.  For the U.S. plan, an initial 6.7% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2019 for pre-Medicare coverage. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2024. For the Canadian plan, a flat 5.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2019 and thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates at December 31, 2018 would have had the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In millions)
Effect on total service and interest cost components	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation	$1.4	$(1.2)

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2018:

Years ending December 31, 2018	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Other Benefit Plans
	(In millions)
2019	$42.9	$1.9	$1.6
2020	$43.1	$1.9	$1.8
2021	$43.4	$1.9	$1.8
2022	$43.3	$2.0	$1.8
2023	$43.0	$2.0	$1.8
Next five fiscal years to December 31, 2028	$204.8	$11.7	$9.6

Fair Value of Plan Assets.  The fair value of the pension assets at December 31, 2018 and 2017, are as follows:

			Fair Value Measurements at Reporting Date Using:
		Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$64.6	$64.6	$—	$—
Small- and Mid-Cap Equity	(1)	18.3	18.3	—	—
International Equity	(1) (2)	90.4	10.0	80.4	—
Fixed Income	(2)	281.7	—	281.7	—
Private Equity	(3)	18.6	—	—	18.6
Hedge Funds	(4)	34.3	—	—	34.3
Real Assets	(5)	19.9	—	—	19.9
Cash	(1)	6.0	6.0	—	—
Total		$533.8	$98.9	$362.1	$72.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Fair Value Measurements at Reporting Date Using:
		Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$125.5	$125.5	$—	$—
Small- and Mid-Cap Equity	(1)	39.0	39.0	—	—
International Equity	(1) (2)	105.1	13.2	91.9	—
Fixed Income	(2)	204.0	—	204.0	—
Private Equity	(3)	24.1	—	—	24.1
Hedge Funds	(4)	35.0	—	—	35.0
Real Assets	(5)	18.7	—	—	18.7
Cash	(1)	9.7	9.7	—	—
Total		$561.1	$187.4	$295.9	$77.8

(1)	Fair value is based on observable market prices for the assets.

(2)
For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)
Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company-specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period. As of December 31, 2018 and 2017, we had $9.9 million and $10.7 million, respectively, of remaining commitments related to these private equity investments.

(4)
Fair value is reported by the fund manager based on observable market prices for actively traded assets within the funds, as well as financial models, comparable financial transactions or other factors relevant to the specific asset for assets with no observable market. These investments are redeemable quarterly with a range of 30 – 90 days notice.

(5)
The fair value of Real Assets are reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams, and comparable market sales. As of December 31, 2018 and 2017, we had $0.1 million and $0.5 million, respectively, of remaining commitments related to the real asset investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs for the years ended December 31, 2018 and 2017:

	Private Equity	Hedge Funds	Real Assets
	(In millions)
Balance at December 31, 2016	$33.5	$33.7	$19.3
Return on plan assets:
Unrealized	(1.8)	1.8	0.1
Realized	1.0	—	(0.1)
Purchases	1.0	—	0.5
Sales	(9.6)	(0.5)	(1.1)
Balance at December 31, 2017	$24.1	$35.0	$18.7
Return on plan assets:
Unrealized	$1.3	$(0.6)	$1.6
Realized	1.7	—	—
Purchases	1.1	—	0.3
Sales	(9.6)	(0.1)	(0.7)
Balance at December 31, 2018	$18.6	$34.3	$19.9

The fair value of the postretirement assets at December 31, 2018 and 2017, are as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$1.8	$1.8	$—	$—
Small- and Mid-Cap Equity	(1)	0.5	0.5	—	—
International Equity	(1) (2)	1.9	0.3	1.6	—
Fixed Income	(2)	7.4	—	7.4	—
Private Equity	(3)	0.5	—	—	0.5
Hedge Funds	(4)	1.0	—	—	1.0
Real Assets	(5)	0.6	—	—	0.6
Cash	(1)	0.2	0.2	—	—
Total		$13.9	$2.8	$9.0	$2.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$4.2	$4.2	$—	$—
Small- and Mid-Cap Equity	(1)	1.3	1.3	—	—
International Equity	(1) (2)	2.7	0.5	2.2	—
Fixed Income	(2)	6.0	—	6.0	—
Private Equity	(3)	0.8	—	—	0.8
Hedge Funds	(4)	1.2	—	—	1.2
Real Assets	(5)	0.6	—	—	0.6
Cash	(1)	0.3	0.3	—	—
Total		$17.1	$6.3	$8.2	$2.6

(1)	Fair value is based on observable market prices for the assets.

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

Gross realized and unrealized gains and losses, purchases and sales for Level 3 postretirement assets were not material for the twelve months ended December 31, 2018.

USRIP, or the Plan, Investment and Asset Allocation Strategies.  The primary goal of the asset allocation strategy of the Plan is to produce a total investment return which will satisfy future annual cash benefit payments to participants and minimize future contributions from the Company. Additionally, this strategy will diversify the plan assets to minimize nonsystemic risk and provide reasonable assurance that no single security or class of security will have a disproportionate negative impact on the Plan. Investment managers are required to abide by the provisions of ERISA. Standards of performance for each manager include an expected return versus an assigned benchmark, a measure of volatility, and a time period of evaluation.

The asset allocation strategy and investment manager recommendations are determined by the Investment Committee, with the advice of our external advisor. The asset allocation and ranges are approved by our in-house Investment Committee and Plan Administrators, who are Named Fiduciaries under ERISA.

The Investment Committee made the decision in the fourth quarter of 2018, following the completion of an Asset Liability Management study by a third party, to reduce risk in the portfolio by (1) reducing the overall exposure to equities and (2) increasing exposure to fixed income assets that better track the movement in liability. These actions are designed to better

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

protect the funded status of the plan and reduce future funded status volatility. The Investment Committee may elect to make further changes to the asset allocation strategy as the funded status of the Plan improves.

In an effort to meet asset allocation and funded status objectives of the Plan, assets are categorized as Return-Seeking Assets and Liability-Hedging Assets. As of December 31, 2018, the approved allocation ranges were 35% to 65% for each asset category, with a 50/50 targeted allocation. Return-Seeking Assets include any asset class not intended to hedge the Plan’s liabilities. At December 31, 2018, these assets included domestic and international equities, private equity (including secondary private equity), real assets, and hedge funds. Alternative assets have become a smaller part of the asset allocation strategy, as the Plan seeks to maintain a high degree of liquidity. Liability-Hedging Assets represent investments which are meant to provide a hedge relative to the Plan’s liabilities and consist primarily of fixed income securities. Additionally, the Plan allows certain of their managers, subject to specific risk constraints, to utilize derivative instruments in order to enhance asset return, reduce volatility or both. Derivatives are primarily employed by the Plans in their fixed income portfolios and in the hedge fund-of-funds area. Derivatives can be used for hedging purposes to reduce risk.

No shares of Equifax common stock were directly owned by the Plan at December 31, 2018 or 2017. Not more than 5% of the portfolio (at cost), and 10% of the equity portfolio’s market value, shall be invested in the securities of any one issuer, except the U.S. Government and U.S. Government Agencies.

The following asset allocation ranges and actual allocations were in effect as of December 31, 2018 and 2017:

	Range		Actual
USRIP	2018	2017	2018	2017
Large-Cap Equity	5% - 20%	15% - 40%	13.2%	24.7%
Small- and Mid-Cap Equity	0% - 15%	0% - 15%	3.7%	7.6%
International Equity	5% - 20%	10% - 30%	13.8%	15.6%
Private Equity	0% - 10%	2% - 10%	3.8%	4.7%
Hedge Funds	0% - 10%	0% - 10%	7.0%	6.8%
Real Assets	0% - 10%	2% - 10%	4.1%	3.7%
Fixed Income	35% - 65%	20% - 55%	53.2%	35.1%
Cash	0% - 15%	0% - 15%	1.2%	1.8%

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

The following specifies the asset allocation ranges and actual allocation as of December 31, 2018 and 2017:

		Actual
CRIP	Range	2018	2017
Canadian Equities	25% - 50%	35.7%	35.2%
International Equities (including U.S. Equities)	0% - 38%	15.6%	14.9%
Fixed Income	40% - 60%	48.2%	49.1%
Money Market	0% - 10%	0.5%	0.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equifax Retirement Savings Plans.  Equifax sponsors a tax qualified defined contribution plan, the Equifax Inc.
401(k) Plan, or the Plan. We provide a discretionary match of participants’ contributions, up to four or six percent of employees eligible pay depending on certain eligibility rules under the Plan. We also provide a discretionary direct contribution to certain eligible employees, the percentage of which is based upon an employee’s credited years of service. Company contributions for the Plan during the twelve months ended December 31, 2018, 2017 and 2016 were $30.7 million, $29.7 million and $27.1 million, respectively.

Foreign Retirement Plans.  We also maintain defined contribution plans for certain employees in Australia, the U.K., Ireland and Canada. For the years ended December 31, 2018, 2017 and 2016, our contributions related to these plans were $14.1 million, $7.3 million, and $5.9 million, respectively.

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

Annual Incentive Plan.  We have a shareholder-approved Annual Incentive Plan, which is a component of our amended and restated 2008 Omnibus Incentive Plan, for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share, revenue and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $61.7 million and $44.9 million at December 31, 2018 and 2017, respectively.

Employee Benefit Trusts.  We maintain employee benefit trusts for the purpose of satisfying obligations under certain benefit plans. These trusts held 0.6 million shares of Equifax stock with a value, at cost, of $5.9 million at December 31, 2018 and 2017, as well as cash, which was not material for both periods presented. The employee benefits trusts are as follows:

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

The assets in these plans which are recorded on our Consolidated Balance Sheets are subject to creditor’s claims in case of insolvency of Equifax Inc.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS)

Changes in accumulated other comprehensive income(loss) by component, after tax, for the twelve months ended December 31, 2018, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2017	$(103.3)	$(307.5)	$(1.2)	$(412.0)
Other comprehensive income(loss) before reclassifications	(224.7)	(5.2)	—	(229.9)
Amounts reclassified from accumulated other comprehensive income(loss)	—	15.6	—	15.6
Balance, December 31, 2018	$(328.0)	$(297.1)	$(1.2)	$(626.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications out of accumulated other comprehensive income(loss) for the twelve months ended December 31, 2018, are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income(loss)	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$0.5	(1)
Recognized actuarial loss	(21.1)	(1)
	(20.6)	Total before tax
	5.0	Tax benefit
	$(15.6)	Net of tax

(1)	These accumulated other comprehensive income(loss) components are included in the computation of net periodic pension cost (See Note 9 Benefit Plans for additional details).

Changes in accumulated other comprehensive income(loss) related to noncontrolling interests were not material as of December 31, 2018.

11. RESTRUCTURING CHARGES

In the fourth quarter of 2018 and the fourth quarter of 2016, we recorded $46.1 million ($35.0 million, net of tax) and $5.7 million ($3.7 million, net of tax) of restructuring charges, respectively, all of which were recorded in selling, general and administrative expenses on our Consolidated Statements of Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and increase the integration of our global operations. The 2018 restructuring charge primarily relates to a reduction in headcount. We paid $11.5 million of the 2018 restructuring charges in 2018 and the remaining payments will be completed in 2019.
The 2016 restructuring charge primarily relates to a reduction in headcount. Payments related to the 2016 restructuring charge were substantially completed in 2017.
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

Global Consumer Solutions.  This segment includes credit information, credit monitoring and identity theft protection products sold directly to consumers primarily via the internet in the U.S., Canada, and the U.K. We also sell consumer and credit information to resellers who combine our information with other information to provide direct to consumer monitoring, reports and scores.

Segment information for the twelve months ended December 31, 2018, 2017 and 2016 and as of December 31, 2018 and 2017 is as follows:

	Twelve Months Ended December 31,
Operating revenue:	2018	2017	2016
	(In millions)
U.S. Information Solutions	$1,247.3	$1,262.7	$1,236.5
International	966.2	932.3	803.6
Workforce Solutions	826.8	764.2	702.2
Global Consumer Solutions	371.8	403.0	402.6
Total operating revenue	$3,412.1	$3,362.2	$3,144.9

	Twelve Months Ended December 31,
Operating income:	2018	2017	2016
	(In millions)
U.S. Information Solutions	$441.7	$539.1	$537.0
International	108.6	169.3	111.5
Workforce Solutions	332.7	331.9	295.5
Global Consumer Solutions	68.6	106.2	112.4
General Corporate Expense	(503.6)	(314.8)	(231.3)
Total operating income	$448.0	$831.7	$825.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
Total assets:	2018	2017
	(In millions)
U.S. Information Solutions	$1,654.8	$1,587.3
International	2,959.1	3,145.7
Workforce Solutions	1,249.5	1,227.4
Global Consumer Solutions	255.0	254.0
General Corporate	1,034.8	1,019.0
Total assets	$7,153.2	$7,233.4

	Twelve Months Ended December 31,
Depreciation and amortization expense:	2018	2017	2016
	(In millions)
U.S. Information Solutions	$79.2	$83.7	$82.1
International	118.5	109.9	101.6
Workforce Solutions	45.8	42.1	42.7
Global Consumer Solutions	14.9	13.2	9.6
General Corporate	52.0	38.9	29.4
Total depreciation and amortization expense	$310.4	$287.8	$265.4

	Twelve Months Ended December 31,
Capital expenditures:	2018	2017	2016
	(In millions)
U.S. Information Solutions	$42.0	$18.6	$19.1
International	104.4	59.7	50.3
Workforce Solutions	44.0	28.9	22.2
Global Consumer Solutions	29.4	15.0	12.3
General Corporate	148.3	91.8	87.6
Total capital expenditures*	$368.1	$214.0	$191.5
*Amounts above include accruals for capital expenditures.

Financial information by geographic area is as follows:

	Twelve Months Ended December 31,
	2018		2017		2016
			(In millions)
Operating revenue (based on location of customer):	Amount	%	Amount	%	Amount	%
U.S.	$2,405.1	71%	$2,379.7	71%	$2,290.9	73%
U.K.	316.4	9%	311.2	9%	232.1	7%
Australia	321.2	9%	304.0	9%	214.3	7%
Canada	158.5	5%	148.9	4%	134.3	4%
Other	210.9	6%	218.4	7%	273.3	9%
Total operating revenue	$3,412.1	100%	$3,362.2	100%	$3,144.9	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2018		2017
		(In millions)
Long-lived assets:	Amount	%	Amount	%
U.S.	$3,457.0	55%	$3,274.5	53%
U.K.	289.0	5%	303.2	5%
Australia	2,009.7	32%	2,207.1	35%
Canada	105.7	2%	67.4	1%
Other	389.5	6%	382.8	6%
Total long-lived assets	$6,250.9	100%	$6,235.0	100%

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2018 and 2017 was as follows:

	Three Months Ended
2018	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$865.7	$876.9	$834.2	$835.3
Operating income	$144.2	$193.6	$64.1	$46.1
Consolidated net income	$93.8	$146.1	$39.6	$26.7
Net income attributable to Equifax	$90.9	$144.8	$38.4	$25.6
Basic earnings per share*
Net income attributable to Equifax	$0.76	$1.20	$0.32	$0.21
Diluted earnings per share*
Net income attributable to Equifax	$0.75	$1.19	$0.32	$0.21

	Three Months Ended
2017	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$832.2	$856.7	$834.8	$838.5
Operating income	$218.6	$265.9	$154.7	$192.6
Consolidated net income	$155.4	$167.6	$100.5	$174.4
Net income attributable to Equifax	$153.3	$165.4	$96.3	$172.3
Basic earnings per share*
Net income attributable to Equifax	$1.28	$1.37	$0.80	$1.44
Diluted earnings per share*
Net income attributable to Equifax	$1.26	$1.36	$0.79	$1.42

*	The sum of the quarterly EPS does not equal the annual EPS due to changes in the weighted-average shares between periods. Other amounts may not equal the annual total due to rounding between periods.

The comparability of our quarterly financial results during 2018 and 2017 was impacted by certain events, as follows:

•
For the year ended December 31, 2018, we recorded $326.2 million in pre-tax expenses related to the 2017 cybersecurity incident. In addition, we recorded a charge for the realignment of resources and other costs of $46.1 million in the fourth quarter of 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
For the year ended December 31, 2017, we recorded $114.0 million in pretax expenses related to the 2017 cybersecurity incident. In addition, as a result of the Tax Act the company recorded preliminary adjustments totaling a net tax benefit of $48.3 million in the fourth quarter of 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Equifax’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (i) were appropriately designed to provide reasonable assurance of achieving their objectives and (ii) were effective and provided reasonable assurance that the information required to be disclosed by Equifax in reports filed under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to Equifax’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment using those criteria, our management concluded that, as of December 31, 2018, Equifax’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors. The effectiveness of Equifax’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, Equifax’s independent registered public accounting firm, as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on page 60.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information about our executive officers shown below, the information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”) under the sections entitled “Proposal 1 Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Leadership and Corporate Governance—Committees of the Board of Directors.”

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

Mark W. Begor (60) has been Chief Executive Officer and a member of the Board of Directors since April 2018. Prior thereto, he was a Managing Director in the Industrial and Business Services group at Warburg Pincus, a global private equity investment firm, since June 2016. Prior to Warburg Pincus, Mr. Begor spent 35 years at General Electric Company (“GE”), a global industrial and financial services company, in a variety of operating and financial roles. During his career at GE, Mr. Begor served in a variety of roles leading multibillion dollar units of the company, including President and CEO of GE Energy Management from 2014 to 2016, President and CEO of GE Capital Real Estate from 2011 to 2014, and President and CEO of GE Capital Retail Finance (Synchrony Financial) from 2002 to 2011. Mr. Begor served on the Fair Isaac Corporation (FICO) Board of Directors from 2016 to 2018.

J. Dann Adams (61) has been President, Global Consumer Solutions, since November 2015. Prior thereto, he served as President, Workforce Solutions, since July 2010. Prior thereto, he served as President, U.S. Information Solutions from 2007 to June 2010. Prior thereto, he served as Group Executive, North America Information Services from November 2003 until December 2006.

Jamil Farshchi (41) has been our Chief Information Security Officer since February 2018. Prior to joining Equifax, Mr. Farshchi served as Chief Information Security Officer at The Home Depot since April 2015. Prior thereto, he was the first Global Chief Information Security Officer at Time Warner Inc., from August 2014 to March 2015. Prior thereto, he was the Vice President of Global Information Security at Visa Inc. from August 2011 to August 2014. Mr. Farshchi has also held senior roles at Los Alamos National Laboratory, Sitel Corporation, Nextwave Broadband and NASA.

John W. Gamble, Jr. (56) has been Corporate Vice President and Chief Financial Officer since May 2014. Prior to that, Mr. Gamble was Executive Vice President and Chief Financial Officer of Lexmark International, Inc., a global provider of document solutions, enterprise content management software and services, printers and multifunction printers, from September 2005 until May 2014.

John T. Hartman (59) has been President, International, since November 2015. Prior thereto, he served as Senior Vice President, Corporate Development, since April 2010. Prior thereto, he served as President of Growth Vector from 2009 to 2010. Prior thereto, he served as Executive Vice President and Chief Commercial Officer for Acuity Brands from 2004 to 2009.

Julia A. Houston (48) has been Chief Transformation Officer since October 2017. Prior thereto, she was Senior Vice President, U.S. Legal, since October 2013. Prior to joining Equifax, Ms. Houston was Senior Vice President, General Counsel and Corporate Secretary at Convergys Corporation, from 2011 to 2013. Prior thereto, she served in roles of increasing responsibility at Mirant Corporation from 2004 to 2010, ultimately serving as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary.

John J. Kelley III (58) has been Corporate Vice President and Chief Legal Officer since January 2013. Prior to joining Equifax, Mr. Kelley was a senior partner in the Corporate Practice Group of the law firm of King & Spalding LLP from January 1993 to December 2012.

Bryson Koehler (43) has been our Chief Technology Officer since June 2018. Prior to joining Equifax, Mr. Koehler served as Chief Technology Officer of IBM Watson and Cloud Platform since November 2016. Prior to that, Mr. Koehler was Chief Technology and Information Officer of The Weather Channel Companies, before it was acquired in 2015 by IBM. Before that, he served as Senior Vice President of Global Revenue & Guest Technology at the Intercontinental Hotels Group.

Rodolfo O. Ploder (58) has been President, Workforce Solutions, since November 2015. Prior thereto, he served as President, U.S. Information Solutions, since April 2010. Prior thereto, he served as President, International, from January 2007 to April 2010. Prior thereto, he was Group Executive, Latin America from February 2004 to January 2007.

Coretha M. Rushing (62) has been Corporate Vice President and Chief Human Resources Officer since 2006. Prior to joining Equifax, she served as an executive coach and HR Consultant with Atlanta-based Cameron Wesley LLC. Prior thereto, she was Senior Vice President of Human Resources at The Coca-Cola Company, where she was employed from 1996 until 2004.

Sid Singh (41) has been President, U.S. Information Solutions, since February 11, 2019. Mr. Singh served as group president of Integrated Solutions & Vertical Markets at Global Payments Inc., since February 2013. Prior thereto, he served as Senior Vice President, Global Product of Global Payments Inc. since 2010. Prior thereto, he served as Vice President and Regional Head, Asia Pacific of Global Payments Inc. since 2006. Prior thereto, he held senior management positions with HSBC and Citibank.

Laura L. Wilbanks (51) has been Chief Marketing Officer since August 2017. Prior thereto, she served as Senior Vice President and Senior Marketing Officer for U.S. Information Solutions, since May 2013. Prior thereto, she served as Senior Vice President, Strategic Marketing since January 2010. Prior thereto, since February 1998, Ms. Wilbanks held positions of increasing responsibility at Equifax, including leadership roles in global product management, global strategy, market development and market insight and planning.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the information contained in our 2019 Proxy Statement under the sections entitled “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the information contained in our 2019 Proxy Statement under the sections entitled “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the information contained in our 2019 Proxy Statement under the sections entitled “Board Leadership and Corporate Governance Director Independence, ” “Related Person Transaction Policy” and “Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Shareholders.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the information contained in our 2019 Proxy Statement under the section entitled “Proposal 3 Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for 2019.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(1)	Financial Statements. The following financial statements are included in Item 8 of Part II:

•	Consolidated Balance Sheets — December 31, 2018 and 2017;

•	Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016;

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016;

•	Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016; and

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

•Schedule II — Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits. See exhibits listed under Part (b) below.

(b)    Exhibits:

Exhibit Number	Description

Plan of Acquisition
2.1
Scheme Implementation Deed, dated as of November 22, 2015 (Sydney, Australia time), by and between Equifax Inc. and Veda Group Limited (incorporated by reference to Exhibit 2.1 to Equifax’s Form 8-K filed November 24, 2015).

Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation of Equifax Inc. (incorporated by reference to Exhibit 3.1 to Equifax’s Form 8-K filed May 14, 2009).
3.2	Amended and Restated Bylaws of Equifax Inc. (incorporated by reference to Exhibit 3.1 to Equifax’s Form 8-K filed February 21, 2017).

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

4.2
Indenture dated as of June 29, 1998, between Equifax Inc. and The First National Bank of Chicago, Trustee (the “1998 Indenture”)(under which Equifax’s 6.9% Debentures due 2028 were issued) (incorporated by reference to Exhibit 4.4 to Equifax’s Form 10-K filed March 31, 1999).

4.3
Second Supplemental Indenture dated as of June 28, 2007, between Equifax Inc. and The Bank of New York Trust Company, N.A. (under which Equifax’s 7.00% Senior Notes due 2037 were issued), to the 1998 Indenture (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed June 29, 2007).

4.4
Fourth Supplemental Indenture dated as of December 17, 2012, between Equifax Inc. and The Bank of New York Mellon Trust Company, N.A. (under which Equifax’s 3.30% Senior Notes due 2022 were issued), to the 1998 Indenture (incorporated by reference to Exhibit 4.2 to Equifax’s Form 8-K filed December 11, 2012).

4.5
Third Amended and Restated Credit Agreement dated as of December 19, 2012, among Equifax Inc., Equifax Limited, Equifax Canada Co. (formerly known as Equifax Canada, Inc.), Equifax Luxembourg S.A.R.L., the lenders named therein and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.2 to Equifax’s Form 8-K filed December 20, 2012).

4.6
Credit Agreement, dated as of September 27, 2018, by and between Equifax Inc., Equifax Limited, Equifax Canada Co., Equifax Australia Holdings Pty Limited, and SunTrust Bank as administrative agent (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed October 1, 2018).

4.7	Indenture, dated as of May 12, 2016, between Equifax Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed May 12, 2016).
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

4.10
Third Supplemental Indenture, dated as of May 25, 2018, between Equifax Inc. and the Trustee, including the form of 2021 Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed May 25, 2018).

4.11
Fourth Supplemental Indenture, dated as of May 25, 2018, between Equifax Inc. and the Trustee, including the form of 2023 Note as Exhibit A (incorporated by reference to Exhibit 4.2 to Equifax’s Form 8-K filed May 25, 2018).

4.12
Fifth Supplemental Indenture, dated as of May 25, 2018, between Equifax Inc. and the Trustee, including the form of Floating Rate Note as Exhibit A (incorporated by reference to Exhibit 4.2 to Equifax’s Form 8-K filed May 25, 2018).

Except as set forth in the preceding Exhibits 4.1 through 4.12, instruments defining the rights of holders of long-term debt securities of Equifax have been omitted where the total amount of securities authorized does not exceed 10% of the total assets of Equifax and its subsidiaries on a consolidated basis. Equifax agrees to furnish to the SEC, upon request, a copy of such instruments with respect to issuances of long-term debt of Equifax and its subsidiaries.

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

10.10
Equifax Inc. 2008 Omnibus Incentive Plan, as amended and restated effective May 2, 2013 (incorporated by reference to Appendix C to Equifax’s definitive proxy statement on Schedule 14A filed March 20, 2013).

10.11
Form of Non-Qualified Stock Option Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Equifax’s form 10-K filed February 22, 2013).

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

10.24
Equifax Inc. Director and Executive Stock Deferral Plan, as amended and restated effective January 1, 2015, as amended (incorporated by reference to Exhibit 10.23 to Equifax’s Form 10-K filed February 22, 2017).

10.25	Equifax 2005 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed July 28, 2016).
10.26	Amendment No. 1 to Equifax 2005 Executive Deferred Compensation Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed July 28, 2016).
10.27	Amendment No. 2 to Equifax 2005 Executive Deferred Compensation plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.27 to Equifax’s Form 10-K filed March 1, 2018)
10.28
Form of Restricted Stock Unit Award Agreement (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017) (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed April 27, 2017).

10.29
Form of Restricted Stock Unit Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017) (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed April 27, 2017).

10.30
Form of Non-Qualified Stock Option Award Agreement (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017) (incorporated by reference to Exhibit 10.3 to Equifax’s Form 10-Q filed April 27, 2017).

10.31
Form of Non-Qualified Stock Option Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017) (incorporated by reference to Exhibit 10.4 to Equifax’s Form 10-Q filed April 27, 2017).

10.32
Form of Performance Share Award Agreement (TSR) (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017) (incorporated by reference to Exhibit 10.5 to Equifax’s Form 10-Q filed April 27, 2017).

10.33
Form of Performance Share Award Agreement (TSR) (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017) (incorporated by reference to Exhibit 10.6 to Equifax’s Form 10-Q filed April 27, 2017).

10.34
Form of Performance Share Award Agreement (EPS) (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017) (incorporated by reference to Exhibit 10.7 to Equifax’s Form 10-Q filed April 27, 2017).

10.35
Form of Performance Share Award Agreement (EPS) (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017) (incorporated by reference to Exhibit 10.8 to Equifax’s Form 10-Q filed April 27, 2017).

10.36	Employment Agreement, dated March 27, 2018, between the Company and Mark W. Begor (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed March 28, 2018).
10.37
Form of Restricted Stock Unit Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after March 2018) (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed April 26, 2018).

10.38
Form of Non-Qualified Stock Option Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after March 2018) (incorporated by reference to Exhibit 10.3 to Equifax’s Form 10-Q filed April 26, 2018).

10.39
Form of Performance Share Award Agreement (TSR) (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after March 2018) (incorporated by reference to Exhibit 10.4 to Equifax’s Form 10-Q filed April 26, 2018).

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

* Filed herewith

(c) Financial Statement Schedules. See Item 15(a)(2).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2019.

EQUIFAX INC.
(Registrant)

By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer

We, the undersigned directors and executive officers of Equifax Inc., hereby severally constitute and appoint John W. Gamble, Jr. and James M. Griggs, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2019.

/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

/s/ Mark L. Feidler
Mark L. Feidler
Director and Non-Executive Chairman

/s/ G. Thomas Hough
G. Thomas Hough
Director

/s/ Robert D. Marcus
Robert D. Marcus
Director

/s/ Siri S. Marshall
Siri S. Marshall
Director

/s/ Scott A. McGregor
Scott A. McGregor
Director

/s/ John A. McKinley
John A. McKinley
Director

/s/ Robert W. Selander
Robert W. Selander
Director

/s/ Elane B. Stock
Elane B. Stock
Director

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

2018

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$9.1	$5.6	$—	$(3.8)	$10.9
Deferred income tax asset valuation allowance	401.8	(164.0)	(12.3)	206.4	431.9
	$410.9	$(158.4)	$(12.3)	$202.6	$442.8

2017

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$7.8	$5.0	$—	$(3.7)	$9.1
Deferred income tax asset valuation allowance	307.3	(6.1)	8.1	92.5	401.8
	$315.1	$(1.1)	$8.1	$88.8	$410.9

2016

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$7.5	$2.2	$—	$(1.9)	$7.8
Deferred income tax asset valuation allowance	222.9	(233.7)	23.8	294.3	307.3
	$230.4	$(231.5)	$23.8	$292.4	$315.1