Form 10-Q
period 2019-03-31
EQUIFAX INC
filed 2019-05-10
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $1.25 par value per share	EFX	New York Stock Exchange

On April 30, 2019, there were 120,823,986 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2019

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events, plans or developments that we expect or anticipate will occur in the future, including statements relating to future operating results and statements related to the 2017 cybersecurity incident, possible outcomes of legal proceedings and investigations related to the 2017 cybersecurity incident and improvements in our information technology and data security infrastructure, including as part of our technology transformation, and similar statements about our business plans, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections, including without limitation our expectation regarding the Company’s outlook, long-term organic and inorganic growth, and expected increases in costs related to the 2017 cybersecurity incident referenced below in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview—Business Environment and Company Outlook.” These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018, in Part II, “Item 1A. Risk Factors” and elsewhere in this report, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
(In millions, except per share amounts)
Operating revenue	$846.1	$865.7
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	387.5	342.8
Selling, general and administrative expenses	998.9	300.5
Depreciation and amortization	77.6	78.2
Total operating expenses	1,464.0	721.5
Operating (loss) income	(617.9)	144.2
Interest expense	(26.7)	(23.9)
Other income, net	2.1	2.9
Consolidated (loss) income before income taxes	(642.5)	123.2
Benefit (provision) for income taxes	88.1	(29.4)
Consolidated net (loss) income	(554.4)	93.8
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.5)	(2.9)
Net (loss) income attributable to Equifax	$(555.9)	$90.9
Basic earnings per common share:
Net (loss) income attributable to Equifax	$(4.60)	$0.76
Weighted-average shares used in computing basic earnings per share	120.7	120.2
Diluted earnings per common share:
Net (loss) income attributable to Equifax	$(4.57)	$0.75
Weighted-average shares used in computing diluted earnings per share	121.6	121.3
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended March 31,
	2019			2018
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net (loss) income	$(555.9)	$1.5	$(554.4)	$90.9	$2.9	$93.8
Other comprehensive (loss) income:
Foreign currency translation adjustment	37.3	0.8	38.1	41.3	1.7	43.0
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	3.0	—	3.0	3.9	—	3.9
Change in cumulative loss from cash flow hedging transactions, net	0.1	—	0.1	—	—	—
Comprehensive (loss) income	$(515.5)	$2.3	$(513.2)	$136.1	$4.6	$140.7

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$133.2	$223.6
Trade accounts receivable, net of allowance for doubtful accounts of $12.5 and $10.9 at March 31, 2019 and December 31, 2018, respectively	514.0	469.1
Prepaid expenses	107.0	100.0
Other current assets	110.5	109.6
Total current assets	864.7	902.3
Property and equipment:
Capitalized internal-use software and system costs	755.1	684.1
Data processing equipment and furniture	338.1	344.6
Land, buildings and improvements	227.0	216.1
Total property and equipment	1,320.2	1,244.8
Less accumulated depreciation and amortization	(502.1)	(480.0)
Total property and equipment, net	818.1	764.8
Goodwill	4,170.2	4,129.7
Indefinite-lived intangible assets	94.8	94.8
Purchased intangible assets, net	1,083.6	1,099.2
Other assets, net	304.3	162.4
Total assets	$7,335.7	$7,153.2
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$69.7	$4.9
Accounts payable	170.7	175.7
Accrued expenses	217.6	213.2
Accrued salaries and bonuses	64.4	131.0
Deferred revenue	107.8	98.0
Other current liabilities	892.8	204.0
Total current liabilities	1,523.0	826.8
Long-term debt	2,656.9	2,630.6
Deferred income tax liabilities, net	229.3	316.2
Long-term pension and other postretirement benefit liabilities	136.8	139.3
Other long-term liabilities	178.8	84.6
Total liabilities	4,724.8	3,997.5
Commitments and Contingencies (see Note 6)
Equifax shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at March 31, 2019 and December 31, 2018; Outstanding shares - 120.8 and 120.6 at March 31, 2019 and December 31, 2018, respectively	236.6	236.6
Paid-in capital	1,369.4	1,356.6
Retained earnings	4,115.4	4,717.8
Accumulated other comprehensive loss	(585.9)	(626.3)
Treasury stock, at cost, 67.9 shares and 68.1 shares at March 31, 2019 and December 31, 2018, respectively	(2,567.9)	(2,571.0)
Stock held by employee benefit trusts, at cost, 0.6 shares at March 31, 2019 and December 31, 2018	(5.9)	(5.9)
Total Equifax shareholders’ equity	2,561.7	3,107.8
Noncontrolling interests including redeemable noncontrolling interests	49.2	47.9
Total equity	2,610.9	3,155.7
Total liabilities and equity	$7,335.7	$7,153.2

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In millions)
Operating activities:
Consolidated net (loss) income	$(554.4)	$93.8
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation and amortization	79.2	79.0
Stock-based compensation expense	18.1	12.8
Deferred income taxes	(89.2)	(2.7)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(42.8)	(39.6)
Other assets, current and long-term	0.2	37.9
Current and long term liabilities, excluding debt	619.9	(61.6)
Cash provided by operating activities	31.0	119.6
Investing activities:
Capital expenditures	(114.8)	(56.2)
Acquisitions, net of cash acquired	(24.8)	(13.9)
Investment in unconsolidated affiliates, net	(25.0)	—
Cash used in investing activities	(164.6)	(70.1)
Financing activities:
Net short-term borrowings (repayments)	64.7	(76.8)
Payments on long-term debt	(25.0)	—
Borrowings on long-term debt	50.0	—
Dividends paid to Equifax shareholders	(47.1)	(46.9)
Dividends paid to noncontrolling interests	(0.2)	(2.4)
Proceeds from exercise of stock options	1.9	2.2
Payment of taxes related to settlement of equity awards	(4.2)	(12.5)
Purchase of redeemable noncontrolling interests	—	(0.4)
Payment of contingent consideration	—	(1.5)
Cash provided by (used in) financing activities	40.1	(138.3)
Effect of foreign currency exchange rates on cash and cash equivalents	3.1	1.7
Decrease in cash and cash equivalents	(90.4)	(87.1)
Cash and cash equivalents, beginning of period	223.6	336.4
Cash and cash equivalents, end of period	$133.2	$249.3

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE (LOSS) INCOME

(Unaudited)

For the Three Months Ended March 31, 2019

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2018	120.6	$236.6	$1,356.6	$4,717.8	$(626.3)	$(2,571.0)	$(5.9)	$47.9	$3,155.7
Net (loss) income	—	—	—	(555.9)	—	—	—	1.5	(554.4)
Other comprehensive (loss) income	—	—	—		40.4	—	—	0.8	41.2
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	(5.5)	—	—	3.1	—	—	(2.4)
Cash dividends ($0.39 per share)	—	—	—	(47.3)	—	—	—	—	(47.3)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	18.1	—	—	—	—	—	18.1
Redeemable noncontrolling interest adjustment	—	—	—	0.8	—	—	—	(0.8)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance, March 31, 2019	120.8	$236.6	$1,369.4	$4,115.4	$(585.9)	$(2,567.9)	$(5.9)	$49.2	$2,610.9

At March 31, 2019, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

For the Three Months Ended March 31, 2018

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2017	120.1	$236.6	$1,332.7	$4,600.6	$(412.0)	$(2,577.6)	$(5.9)	$64.6	$3,239.0
Net income	—	—	—	90.9	—	—	—	2.9	93.8
Other comprehensive (loss) income	—	—	—	—	45.2	—	—	1.7	46.9
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	(8.9)	—	—	(1.3)	—	—	(10.2)
Cash dividends ($0.39 per share)	—	—	—	(47.1)	—	—	—	—	(47.1)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	12.8	—	—	—	—	—	12.8
Purchases of redeemable noncontrolling interests	—	—	(0.3)	—	—	—	—	(0.1)	(0.4)
Redeemable noncontrolling interest adjustment	—	—	—	4.5	—	—	—	(4.5)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.4)	(2.4)
Cumulative adjustment from change in accounting principle	—	—	—	4.2	—	—	—	—	4.2
Other	—	—	0.1	—	—	—	—	—	0.1
Balance, March 31, 2018	120.3	$236.6	$1,336.6	$4,653.1	$(366.8)	$(2,578.9)	$(5.9)	$62.2	$3,336.9

Accumulated Other Comprehensive Loss consists of the following components:

	March 31, 2019	December 31, 2018
	(In millions)
Foreign currency translation	$(290.7)	$(328.0)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $92.6 and $93.1 at March 31, 2019 and December 31, 2018, respectively	(294.1)	(297.1)
Cash flow hedging transactions, net of accumulated tax of $0.7 at March 31, 2019 and December 31, 2018, respectively	(1.1)	(1.2)
Accumulated other comprehensive loss	$(585.9)	$(626.3)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of March 31, 2019, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates, have an investment in a consumer and commercial credit information company in Brazil, and have an investment in an identity authentication company in Canada.

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

Basis of Presentation.  The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of SEC Regulation S-X. To understand our complete financial position and results, as defined by GAAP, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”).

Our unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented and are of a normal recurring nature.

Earnings Per Share.  Our basic earnings per share, or EPS, is calculated as net income attributable to Equifax divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net (loss) income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Weighted-average shares outstanding (basic)	120.7	120.2
Effect of dilutive securities:
Stock options and restricted stock units	0.9	1.1
Weighted-average shares outstanding (diluted)	121.6	121.3

For the three months ended March 31, 2019 and 2018, stock options that were anti-dilutive were 1.4 million and 0.5 million, respectively.

Financial Instruments.  Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for similar publicly traded instruments, and for non-publicly traded instruments through valuation techniques involving observable inputs based on the specific characteristics of the debt instrument. As of March 31, 2019 and December 31, 2018, the fair value of our long-term debt, including the current portion, was $2.7 billion and $2.6 billion, respectively, compared to its carrying value of $2.7 billion and $2.6 billion, respectively.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$36.2	$36.2	$—	$—
Deferred Compensation Plan Liability(1)	(36.2)	—	(36.2)	—
Total	$—	$36.2	$(36.2)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed various acquisitions during the three months ended March 31, 2019 and the year ended December 31, 2018. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations.

Other Current Assets. Other current assets on our Consolidated Balance Sheets represent amounts receivable from tax authorities. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2019, these assets were approximately $20.9 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent the long-term portion of the Company’s operating lease right-of-use assets, our investment in unconsolidated affiliates, employee benefit trust assets, assets related to life insurance policies covering certain officers of the Company, and the long-term portion of the Company’s right to consideration in exchange for goods or services that the entity has transferred to a customer (contract assets).

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of operating lease liabilities and various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 6, interest expense, accrued payroll and other taxes, and accrued legal expenses. Other current liabilities also include corresponding amounts of other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2019, these funds were approximately $20.9 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Change in Accounting Principle. In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This standard requires lessees to record most leases on their balance sheets and expenses on their income statements in a manner similar to current lease accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. The guidance is effective for fiscal years and interim reporting periods beginning after December 15, 2018.

In July 2018, the FASB approved an additional optional transition method by allowing entities to initially apply the new lease standard at the adoption date. As of January 1, 2019, we adopted the standard using this optional transition method. The adoption of the standard did not have a material impact on our consolidated financial statements with the most significant impact being the recognition of right-of-use assets and lease liabilities for operating leases in other assets, net and other current and long-term liabilities, respectively, in our Consolidated Balance Sheets. We have applied the available package of practical expedients, as well as the election not to apply recognition and measurement requirements to short-term leases. We have implemented internal controls to enable preparation of financial information on adoption. See Note 3 for further details.

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities (Topic 815).” The amendments in ASU 2017-12 provide targeted improvements to the accounting for hedging activities to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The adoption of ASU 2017-12 is effective for annual periods beginning after December 15, 2018, although early adoption is permitted. This guidance must be applied on a prospective basis. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements.  Goodwill. In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment (Topic 350).” This standard eliminates Step 2 from the current goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This guidance must be applied on a prospective basis. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

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

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2019	2018	$	%
	(In millions)
Online Information Solutions	$217.7	$219.7	$(2.0)	(1)%
Mortgage Solutions	32.2	41.7	$(9.5)	(23)%
Financial Marketing Services	48.4	45.5	$2.9	6%
Total U.S. Information Solutions	298.3	306.9	$(8.6)	(3)%
Asia Pacific	73.1	82.4	$(9.3)	(11)%
Europe	68.5	70.6	$(2.1)	(3)%
Latin America	47.2	56.0	$(8.8)	(16)%
Canada	36.3	35.5	$0.8	2%
Total International	225.1	244.5	$(19.4)	(8)%
Verification Services	148.9	128.4	$20.5	16%
Employer Services	79.6	82.7	$(3.1)	(4)%
Total Workforce Solutions	228.5	211.1	$17.4	8%
Global Consumer Solutions	94.2	103.2	$(9.0)	(9)%
Total operating revenue	$846.1	$865.7	$(19.6)	(2)%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than 1 year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of March 31, 2019 inclusive of foreign exchange impact:

Performance Obligation	Balance
(In millions)
Less than 1 year	$38.1
1 to 3 years	55.2
3 to 5 years	24.1
Thereafter	54.7
Total remaining performance obligation	$172.1

3. LEASES

On January 1, 2019, we adopted ASU 2016-02 using the optional transition method resulting in a cumulative-effect adjustment to our Consolidated Balance Sheets. Comparative financial statements of prior periods have not been adjusted to apply the new method retrospectively. The new method of accounting was applied only to leases that have ongoing minimum lease commitments after January 1, 2019, excluding short-term leases.

The effect of the adoption on key financial statement line items for the three months ended March 31, 2019 is as follows:

	March 31, 2019		Change
Balance Sheet	Prior to ASU 2016-02 adoption	As reported under ASU 2016-02	$	%
	(In millions)
Prepaid expenses	$108.6	$107.0	$(1.6)	(1)%
Other assets, net	$185.2	$304.3	$119.1	64%
Total assets	$7,218.2	$7,335.7	$117.5	2%
Other current liabilities	$871.9	$892.8	$20.9	2%
Other long-term liabilities	$82.2	$178.8	$96.6	118%
Total liabilities	$4,607.3	$4,724.8	$117.5	3%

Leases. We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are included in other assets, net and other current and long-term liabilities, respectively, in our Consolidated Balance Sheets.

Operating lease ROU assets and lease liabilities are recognized based on the present value of the future fixed lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our quarterly incremental borrowing rate based on the information available that corresponds to each lease commencement date and lease term when determining the present value of future payments.

Our operating leases principally involve office space. These operating leases may contain variable non-lease components consisting of common area maintenance, operating expenses, insurance, and similar costs of the office space that we occupy. We have adopted the practical expedient to not separate these non-lease components from the lease components and instead account for them as a single lease component for all of our leases. The operating lease ROU assets include future fixed lease payments made as well as any initial direct costs incurred and exclude lease incentives. Variable lease payments are not included within the operating lease ROU assets or lease liabilities and are expensed in the period in which they are incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Lease expense for operating leases was $9.8 million and $9.5 million for the three months ended March 31, 2019 and 2018. Our leases have remaining lease terms of one year to fifteen years, some of which may include options to extend the lease term up to five years, and some of which may include options to terminate leases within one year. We have elected to not record operating lease ROU assets and liabilities for short-term leases that have a term of twelve months or less. Our lease expense includes our short-term lease cost which is not material to our Consolidated Financial Statements.

Other information related to our operating leases was as follows:

Three months ended March 31, 2019	Amount
(in millions, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$7.4
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$0.7

Weighted Average Remaining Lease Term	6.5 years
Weighted Average Discount Rate	4.4%

Estimated future minimum payment obligations for non-cancelable operating leases are as follows as of March 31, 2019:

Years ending December 31,	Amount
(In millions)
2019	$23.6
2020	29.4
2021	24.2
2022	21.1
2023	18.8
Thereafter	38.0
$155.1

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

Changes in the amount of goodwill for the three months ended March 31, 2019, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2018	$1,128.9	$1,844.7	$970.2	$185.9	$4,129.7
Acquisitions	—	—	14.3	—	14.3
Foreign currency translation	—	23.0	—	3.2	26.2
Balance, March 31, 2019	$1,128.9	$1,867.7	$984.5	$189.1	$4,170.2

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2018. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the three months ended March 31, 2019.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S., Canada and Australia. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2018 Form 10-K.

Purchased intangible assets at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$912.3	$(311.1)	$601.2	$911.4	$(298.7)	$612.7
Acquired software and technology	114.1	(72.5)	41.6	130.3	(84.1)	46.2
Customer relationships	698.8	(303.7)	395.1	693.1	(295.2)	397.9
Reacquired rights	—	—	—	73.3	(73.3)	—
Proprietary database	49.8	(13.9)	35.9	46.3	(12.5)	33.8
Non-compete agreements	5.5	(2.6)	2.9	3.8	(2.2)	1.6
Trade names and other intangible assets	19.0	(12.1)	6.9	18.7	(11.7)	7.0
Total definite-lived intangible assets	$1,799.5	$(715.9)	$1,083.6	$1,876.9	$(777.7)	$1,099.2

Amortization expense related to purchased intangible assets was $34.1 million and $42.2 million during the three months ended March 31, 2019 and 2018, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at March 31, 2019 is as follows:

Years ending December 31,	Amount
(In millions)
2019	$101.4
2020	128.0
2021	110.5
2022	104.8
2023	103.5
Thereafter	535.4
$1,083.6

5. DEBT

Debt outstanding at March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
	(In millions)
Commercial paper	$65.0	$—
Receivables Funding Facility	25.0	—
Notes, 2.30%, due June 2021	500.0	500.0
Notes, 3.60%, due Aug 2021	300.0	300.0
Notes, Floating Rate, due Aug 2021	300.0	300.0
Notes, 3.30%, due Dec 2022	500.0	500.0
Notes, 3.95%, due May 2023	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	4.7	4.9
Total debt	2,744.7	2,654.9
Less short-term debt and current maturities	(69.7)	(4.9)
Less unamortized discounts and debt issuance costs	(18.1)	(19.4)
Total long-term debt, net	$2,656.9	$2,630.6

3.6%, 3.95%, and Floating Rate Senior Notes.  In May 2018, we issued $300.0 million aggregate principal amount of 3.6% Senior Notes due 2021 (the “2021 Notes”), $400.0 million aggregate principal amount of 3.95% Senior Notes due 2023 (the “2023 Notes”), and $300.0 million aggregate principal amount Floating Rate Notes due 2021 (the “Floating Rate Notes”) in an underwritten public offering. Interest on the 2021 Notes will accrue from their date of issuance at a rate of 3.6% per year and will be payable in cash semi-annually in arrears on February 15 and August 15 of each year, and began on February 15, 2019. Interest on the 2023 Notes will accrue from their date of issuance at a rate of 3.95% per year and will be payable in cash semi-annually in arrears on June 15 and December 15 of each year, and began on December 15, 2018. Interest on the Floating Rate Notes for a particular interest period will be a rate equal to three-month LIBOR on the interest determination date plus 0.87% per annum and will be payable in cash quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, and began on August 15, 2018. The net proceeds of the sale of the notes were used to repay borrowings under our Revolver, our prior $800.0 million three-year delayed draw term loan facility (“Term Loan”) and our commercial paper (“CP”) program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The Senior Notes are unsecured and rank equally with all of our unsecured and unsubordinated indebtedness.

Senior Credit Facility.  In September 2018, the Company entered into a $1.1 billion five-year unsecured revolving credit facility with a group of financial institutions, which will mature in September 2023 (the “Revolver”). The Revolver replaced the Company’s previous $900.0 million unsecured revolving credit facility that was scheduled to mature in November 2020. Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.6 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. As of March 31, 2019, there were $0.8 million of letters of credit outstanding, no principal drawn amounts under the Revolver, and $65.0 million of commercial paper borrowings. Availability under the Revolver was $1.0 billion at March 31, 2019.

Commercial Paper Program.  Our $900.0 million commercial paper program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings bear interest at either a floating rate (based on LIBOR or other benchmarks), or a fixed rate, plus the applicable margin. Maturities of commercial paper can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At March 31, 2019, there were $65.0 million outstanding commercial paper notes.

Receivables Funding Facility. In 2017, Equifax entered into a $225.0 million, two-year receivables funding facility (the “Receivables Facility”), which had an original maturity in November 2019. In November 2018, we amended the Receivables Facility to extend the maturity to November 2020. Under the Receivables Facility, Equifax and certain of its U.S. subsidiaries sell the eligible third-party receivables of its U.S. based business, to Equifax Receivables Funding LLC, a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in these accounts receivable to investors. The investors have no recourse to the Company’s other assets except for customary repurchase, warranty and indemnity claims. Creditors of Equifax do not have recourse to the assets of Equifax Receivables Funding LLC. The Receivables Facility contains standard representations, warranties and covenants made by Equifax and its U.S. subsidiaries in connection with the sale of the receivables, and any repurchase, warranty or indemnity obligations of the U.S. subsidiaries in connection with the sale of the receivables (but no obligations of Equifax Receivables Funding LLC) are guaranteed by Equifax.

There were $25.0 million borrowings under the Receivables Facility at March 31, 2019. The Receivables Facility was supported by $220.9 million of accounts receivable as collateral at March 31, 2019 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

For additional information about our debt agreements, see Note 5 of the Notes to Consolidated Financial Statements in our 2018 Form 10-K.

6. COMMITMENTS AND CONTINGENCIES

2017 Cybersecurity Incident

In 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of certain personally identifiable information of U.S., Canadian and U.K. consumers. Criminals exploited a software vulnerability in a U.S. website application to gain unauthorized access to our network. In March 2017, the U.S. Department of Homeland Security distributed a notice concerning the software vulnerability. We undertook efforts to identify and remediate vulnerable systems; however, the vulnerability in the website application that was exploited was not identified by our security processes. We discovered unusual network activity in late July 2017 and upon discovery promptly investigated the activity. Once the activity was identified as potential unauthorized access, we acted to stop the intrusion and engaged a leading, independent cybersecurity firm to conduct a forensic investigation to determine the scope of the unauthorized access, including the specific information potentially impacted. Based on our forensic investigation, the unauthorized access occurred from mid-May through July 2017.

Product Liability. As a result of the 2017 cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all eligible U.S. consumers who signed up through January 31, 2018. We also provided free credit reports and scores, credit monitoring and identity theft protection for twenty four months to impacted consumers in Canada and the U.K. We have recorded the expenses necessary to provide this service to those who signed up. In the fourth quarter of 2018, the Company extended the free credit monitoring services for an additional twelve months for eligible U.S. consumers impacted by the 2017 cybersecurity incident by providing them the opportunity to enroll in Experian® IDNotify™ at no cost. As of March 31, 2019 and December 31, 2018, our product liability balance was $11.2 million and $12.7 million, respectively.

Future Costs. We are currently executing substantial initiatives in security and consumer support, and a company-wide transformation of our technology infrastructure, which we refer to as our technology transformation, and incurred substantial increased expenses and capital expenditures in the three months ended March 31, 2019 related to these initiatives. We expect to continue to incur significant expenses and capital expenditures in the remainder of 2019 and through 2020 related to these initiatives, although at levels slightly below those incurred in 2018.

We incurred significant legal and professional services expenses related to the lawsuits, claims and government investigations to which we are a party in the three months ended March 31, 2019, and expect to continue to incur these expenses until these items are resolved. We will recognize the expenses referenced herein as they are incurred. In the three months ended March 31, 2019, we incurred elevated costs for insurance, finance and compliance activities, and expect to incur costs at these levels for the remainder of 2019.

Insurance Coverage. At the time of the 2017 cybersecurity incident, we had $125.0 million of cybersecurity insurance coverage, above a $7.5 million deductible, to limit our exposure to losses such as those related to this incident. Since the announcement of the 2017 cybersecurity incident, we have received the maximum reimbursement under the insurance policy of $125.0 million.
Litigation, Claims and Government Investigations.  As a result of the 2017 cybersecurity incident, we are subject to a significant number of proceedings and investigations. Since the 2017 cybersecurity incident, hundreds of class actions and other lawsuits have been filed against us typically alleging harm from the 2017 cybersecurity incident and seeking various remedies, including monetary and injunctive relief. We dispute the allegations in the complaints and intend to defend against such claims as described below. In addition, numerous governmental agencies are investigating us in connection with the 2017 cybersecurity incident, which may result in fines, settlements or other relief. Set forth below are descriptions of the main categories of these lawsuits and investigations.

We believe it is probable that we will incur losses associated with certain of these proceedings and investigations and have recorded an accrual of $690.0 million in selling, general, and administrative expenses and other current liabilities in our Consolidated Statements of (Loss) Income and Balance Sheets, respectively, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described below based on a number of factors, such as the various stages of these proceedings and investigations, that alleged damages have not been specified or are uncertain, the uncertainty and complexity of achieving a multi-party resolution, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The ultimate amount paid on these actions, claims and investigations in excess of the amount already accrued could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

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

In addition, certain class actions have been filed by financial institutions that allege their businesses have been placed at risk due to the 2017 cybersecurity incident and generally assert common law claims, such as claims for negligence, as well as, in some cases, statutory claims. The financial institution class actions seek compensatory damages, injunctive relief and other related relief.

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

Beginning on December 6, 2017 and pursuant to multiple subsequent orders, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation and transfer for pre-trial proceedings with respect to the U.S. cases pending in federal court discussed above, including the City of Chicago action, the Indian Tribal suits, and the Puerto Rico action, to the Northern District of Georgia as the single U.S. District Court for centralized pre-trial proceedings (the “MDL Court”). Based on these orders, consolidated proceedings with respect to U.S. consumer, small business and financial institution federal class actions and other lawsuits related to the 2017 cybersecurity incident have been conducted in the MDL Court. The MDL Court has established separate tracks for the consumer and financial institution class action cases and appointed lead counsel on behalf of plaintiffs in both tracks. Certain plaintiffs with cases pending in the MDL consolidated proceedings, including the Indian Tribe plaintiffs, Puerto Rico and the City of Chicago, have sought the establishment of additional tracks and other related relief. The MDL Court denied the request for a separate track by an individual plaintiff, but has not yet ruled on the remaining requests.

The Company moved to dismiss the consolidated class action complaints filed by the U.S. consumer, small business and financial institution plaintiffs in their entirety. On January 28, 2019, the MDL Court dismissed the small businesses’ consolidated class action complaint in its entirety. The MDL Court dismissed certain claims brought by the consumer and financial institution plaintiffs, while allowing other claims by those plaintiffs to proceed. Pursuant to case management orders issued by the MDL Court, consolidated pre-trial proceedings, including discovery between the parties, may proceed on the remaining claims of the U.S. consumer and financial institution plaintiffs.

In the second quarter of 2019, the Company agreed to confidential settlement terms that, upon submission of the final settlement documents and approval of the settlement by the MDL Court, will resolve and dismiss the claims asserted on behalf of U.S. consumers before the MDL Court. The settlement provides for the establishment of a consumer restitution fund and certain other non-monetary relief. As of March 31, 2019, the Company recorded an accrual for estimated probable losses it expects to incur with respect to this matter. As previously disclosed, the Company believes it is beneficial to resolve the consumer cases and one or more of the government investigations in the U.S. through a global resolution and the Company continues to pursue such a global resolution. The complexity of achieving a multi-party resolution, especially involving multiple government agencies, makes this a difficult objective to achieve. A global or multi-party resolution involving one or more government agencies could involve different terms, including penalties or an increased amount for consumer restitution.

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

Canadian Class Actions. Eight Canadian class actions, six of which are on behalf of a national class of approximately 19,000 Canadian consumers, have been filed against us in Ontario, Saskatchewan, Quebec, British Columbia and Alberta. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. The plaintiffs in each case seek class certification/authorization on behalf of Canadian consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident. In some cases, plaintiffs also seek class certification on behalf of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident. All purported class actions are at preliminary stages, and we are opposing class certification or authorization in cases where such motions are pending. In addition, one of the cases in Ontario as well as the Saskatchewan case have been stayed. The Court’s order staying the Saskatchewan case is on appeal.

TransUnion Litigation. On November 27, 2017, Trans Union LLC and TransUnion Interactive, Inc. (collectively, “TransUnion”) filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Equifax Information Services LLC, Equifax Inc., and Equifax Consumer Services LLC f/k/a Equifax Consumer Services, Inc. In its lawsuit, TransUnion asserts claims for declaratory relief, breach of contract, and anticipatory repudiation of contract based on our Reciprocal Data Supply Agreement (the “Agreement”), which sets forth the pricing terms for credit monitoring supplied by the parties to each other. TransUnion seeks a declaration regarding its contractual rights under the Agreement and monetary damages. On January 26, 2018, we moved to dismiss TransUnion’s claims. On June 19, 2018, the court granted in part and denied in part our motion to dismiss, dismissing Equifax Inc. from the case. Discovery has now commenced and is scheduled to end in July 2019. The parties have been engaged in settlement discussions, and due to progress that has been made, as of March 31, 2019, the Company recorded an accrual for estimated probable losses it expects to incur with respect to the lawsuit. If the final terms of a settlement agreement cannot be agreed upon, Equifax believes it has valid defenses to the lawsuit and will continue to defend against it.

Securities Class Action Litigation. A consolidated putative class action lawsuit alleging violations of various federal securities laws in connection with statements and alleged omissions regarding our cybersecurity systems and controls is pending against us and certain of our current and former executives, officers and directors in the U.S. District Court for the Northern District of Georgia. The consolidated complaint seeks certification of a class of all persons who purchased or otherwise acquired Equifax securities from February 25, 2016 through September 15, 2017 and unspecified monetary damages, costs and attorneys’ fees. The Company moved to dismiss the consolidated class action complaint in its entirety. On January 28, 2019, the court dismissed claims against certain individual defendants and claims challenging certain statements, but allowed other claims against Equifax and our former Chairman and Chief Executive Officer to proceed. Pursuant to scheduling and case management orders issued by the court, pre-trial proceedings, including discovery between the parties, are moving forward on the remaining claims.

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

Government Lawsuits. In addition to the City of Chicago’s and Commonwealth of Puerto Rico’s lawsuits in the MDL Court, the City of San Francisco filed a lawsuit against us in Superior Court in the County of San Francisco on behalf of the People of the State of California alleging violations of California’s unfair competition law due to purported violations of statutory protections of personal data and statutory data breach requirements and seeking statutory penalties, injunctive relief, and restitution for California consumers, among other relief. The court has stayed the City of San Francisco action until June 28, 2019.

Civil enforcement actions have been filed against us by the Attorneys General of Indiana, Massachusetts and West Virginia alleging violations of commonwealth/state consumer protection laws. The Indiana action, which was filed on May 6, 2019, is pending in the Superior Court of Marion County and seeks injunctive relief, civil penalties, restitution, costs and other relief. The Massachusetts action is pending in Suffolk Superior Court and seeks permanent injunctive relief, civil penalties, restitution, disgorgement of profits, costs and attorneys’ fees. The Suffolk Superior Court denied the Company’s motions to stay and dismiss the case, and the case is in discovery. The West Virginia action is pending in the Circuit Court of Boone County and seeks civil penalties and attorneys’ fees. Equifax’s motion to stay proceedings was granted on a temporary basis on December 21, 2018, and then continued on January 24, 2019, with the court scheduling a further hearing for June 13, 2019. The lawsuit filed by the Attorney General of Puerto Rico was transferred to the MDL proceeding, as described above. The Puerto Rico Department of Consumer Affairs has issued Notices of Infraction related to the Company’s alleged failure to give timely notice of the data breach under Puerto Rico law to the Department and Puerto Rico consumers.

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

Government Investigations. We continue to cooperate with federal, state, city and foreign governmental agencies and officials investigating or otherwise seeking information, testimony and/or documents, including through Civil Investigative Demands and subpoenas, regarding the 2017 cybersecurity incident and related matters, including 47 state Attorneys General offices, the District of Columbia, the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, other U.S. state regulators, certain Congressional committees and the U.K.’s Financial Conduct Authority (“FCA”). The Financial Industry Regulatory Authority, Inc. conducted an investigation that has now been concluded.

With respect to state Attorneys General investigations, the Company is cooperating with a consolidated multi-state investigation involving the Attorneys General of 46 states and the District of Columbia. As noted above, the Attorneys General of Indiana, Massachusetts, West Virginia and Puerto Rico are not participating in the multi-state process and have filed suit. The Attorney General of Texas is conducting a separate investigation.

The staffs of the CFPB and FTC have informed us that their respective agencies intend to seek injunctive and monetary relief and, with respect to the CFPB, civil money penalties against us based on allegations related to the 2017 cybersecurity incident. We have submitted written responses to the CFPB and FTC addressing their allegations, and we continue to cooperate with the agencies in their investigations.

On October 2, 2018, the Enforcement Staff of the New York Department of Financial Services (“NYDFS”) provided us with notice that it is considering recommending that the NYDFS take legal action against us, potentially seeking consumer relief and civil money penalties. We have submitted a written response to the NYDFS addressing its allegations, and we continue to cooperate with the NYDFS in its investigation.

The Office of the Privacy Commissioner of Canada (“OPC”) concluded its investigation into the 2017 cybersecurity incident, and published its report of findings on April 9, 2019. Equifax cooperated with the OPC’s investigation and entered into a compliance agreement with the OPC regarding certain non-monetary terms which was published on April 9, 2019.

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

As noted above, the Company believes it is beneficial to resolve the U.S. consumer cases before the MDL Court and one or more of the federal and state government investigations in the U.S. through a global resolution and the Company continues to pursue such a global resolution. As a result of progress in discussions with the federal and state agencies and the MDL consumer litigants during the second quarter of 2019 regarding a potential global resolution of their investigations and claims, the Company recorded an accrual for estimated probable losses it expects to incur with respect to resolving these matters.

Public Records Litigation
Equifax has been named as a defendant in 19 putative class action lawsuits pending in federal courts across the country relating to its reporting of civil judgments and tax liens on consumers’ credit files. In October 2018, Equifax and the plaintiffs’ attorneys who filed the lawsuits reached an agreement in principle to settle the public records-related claims at issue on behalf of a nationwide class of consumers and we accrued an estimate of $18.5 million for our liability for these matters in the third quarter of 2018. The amount accrued represents our best estimate of the liability related to this matter. The parties have filed notices of settlement in the pending lawsuits, and on April 17, 2019, the plaintiffs filed a motion for preliminary approval of the nationwide class action settlement in the case titled Mark William Thomas, et al. v. Equifax Information Services LLC. If the settlement is not ultimately approved by the court, Equifax believes it has valid defenses to each of these actions and will continue to defend against them.
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

Guarantees and General Indemnifications

We may issue standby letters of credit and performance and surety bonds in the normal course of business. The aggregate notional amounts of all performance and surety bonds and standby letters of credit was not material at March 31, 2019, and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business is not material at March 31, 2019. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management variable interest entity under its commercial agreements.

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

We cannot reasonably estimate our potential future payments under the guarantees and indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees and indemnities on our Consolidated Balance Sheets at March 31, 2019 or December 31, 2018.

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

For additional information about these and other commitments and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in our 2018 Form 10-K.

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

Effective Tax Rate

Our effective income tax rate is 13.7% for the first quarter of 2019 compared to 23.9% for the first quarter of 2018. Our effective tax rate was lower during the first quarter of 2019 as compared to 2018 due to permanent tax differences resulting from the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident. We computed income taxes for the first quarter of 2019 using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss. We believe that this method yields a more reliable income tax calculation for the period due to the uncertainty associated with the estimate of our annual domestic pre-tax book income due to the ongoing litigation, claims, and government investigations related to the 2017 cybersecurity incident.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three months ended March 31, 2019, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2018	$(328.0)	$(297.1)	$(1.2)	$(626.3)
Other comprehensive income before reclassifications	37.3	—	0.1	37.4
Amounts reclassified from accumulated other comprehensive income	—	3.0	—	3.0
Net current-period other comprehensive income	37.3	3.0	0.1	40.4
Balance, March 31, 2019	$(290.7)	$(294.1)	$(1.1)	$(585.9)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2019, are as follows:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$(0.2)	(1)
Recognized actuarial loss	4.0	(1)
	3.8	Total before tax
	(0.8)	Tax benefit
	$3.0	Net of tax

(1)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (See Note 9 Benefit Plans for additional details).

Changes in accumulated other comprehensive income (loss) related to noncontrolling interests were not material as of March 31, 2019.

9. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2018 Form 10-K.

The following table provides the components of net periodic benefit cost. The service cost component is included in selling, general and administrative expenses and the other components of net periodic benefit cost are included in other income, net in the Consolidated Statements of (Loss) Income for the three months ended March 31, 2019 and 2018:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2019	2018	2019	2018
	(In millions)
Service cost	$0.7	$0.9	$0.1	$0.1
Interest cost	7.1	6.7	0.2	0.2
Expected return on plan assets	(9.0)	(9.6)	(0.2)	(0.3)
Amortization of prior service cost	0.1	0.1	(0.3)	(0.3)
Recognized actuarial loss	3.7	5.0	0.3	0.4
Total net periodic benefit cost	$2.6	$3.1	$0.1	$0.1

10. RESTRUCTURING CHARGES

In the first quarter of 2019 and the fourth quarter of 2018, we recorded $11.5 million ($8.8 million, net of tax) and $46.1 million ($35.0 million, net of tax) of restructuring charges, respectively, all of which were recorded in selling, general and administrative expenses on our Consolidated Statements of (Loss) Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives. The 2019 and 2018 restructuring charges primarily relate to a reduction in headcount. We paid $0.9 million and $10.1 million of the 2019 and 2018 restructuring charges, respectively, in the first quarter of 2019 and the remaining payments will be completed in 2019.

11. SEGMENT INFORMATION

Reportable Segments.  We manage our business and report our financial results through the following four reportable segments, which are the same as our operating segments:

-    U.S. Information Solutions (“USIS”)
-    International
-    Workforce Solutions
-    Global Consumer Solutions

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2018 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding unusual or infrequent items, if any. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. Inter-segment sales and transfers are not material for all periods presented. All transactions between segments are accounted for at fair market value or cost depending on the nature of the transaction, and no timing differences occur between segments.

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

Operating revenue and operating income by operating segment during the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
(In millions)	March 31,
Operating revenue:	2019	2018
U.S. Information Solutions	$298.3	$306.9
International	225.1	244.5
Workforce Solutions	228.5	211.1
Global Consumer Solutions	94.2	103.2
Total operating revenue	$846.1	$865.7

	Three Months Ended
(In millions)	March 31,
Operating income:	2019	2018
U.S. Information Solutions	$96.0	$110.9
International	11.2	36.7
Workforce Solutions	96.2	90.1
Global Consumer Solutions	11.4	30.1
General Corporate Expense	(832.7)	(123.6)
Total operating (loss) income	$(617.9)	$144.2

Total assets by operating segment at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
(In millions)	2019	2018
Total assets:
U.S. Information Solutions	$1,685.1	$1,654.8
International	3,040.5	2,959.1
Workforce Solutions	1,298.7	1,249.5
Global Consumer Solutions	262.8	255.0
General Corporate	1,048.6	1,034.8
Total assets	$7,335.7	$7,153.2

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

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the United Kingdom, or U.K., Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland, Chile, Costa Rica and India. We also offer Equifax branded credit services in India and Russia through joint ventures, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates, have an investment in a consumer and commercial credit information company in Brazil, and have an investment in an identity authentication company in Canada.

2017 Cybersecurity Incident

In 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of certain personally identifiable information of U.S., Canadian and U.K. consumers. Criminals exploited a software vulnerability in a U.S. website application to gain unauthorized access to our network. In March 2017, the U.S. Department of Homeland Security distributed a notice concerning the software vulnerability. We undertook efforts to identify and remediate vulnerable systems; however, the vulnerability in the website application that was exploited was not identified by our security processes. We discovered unusual network activity in late July 2017 and upon discovery promptly investigated the activity. Once the activity was identified as potential unauthorized access, we acted to stop the intrusion and engaged a leading, independent cybersecurity firm to conduct a forensic investigation to determine the scope of the unauthorized access, including the specific information potentially impacted. Based on our forensic investigation, the unauthorized access occurred from mid-May through July 2017. No evidence was found that the Company’s core consumer, employment and income, or commercial reporting databases were accessed. We continue to cooperate with law enforcement in connection with the criminal investigation into the actors responsible for the 2017 cybersecurity incident.

Product Liability. As a result of the 2017 cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all eligible U.S. consumers who signed up through January 31, 2018. We also provided free credit reports and scores, credit monitoring and identity theft protection for twenty four months to impacted consumers in Canada and the U.K. We have recorded the expenses necessary to provide this service to those who signed up. In the fourth quarter of 2018, the Company extended the free credit monitoring services for an additional twelve months for eligible U.S. consumers impacted by the 2017 cybersecurity incident by providing them the opportunity to enroll in Experian® IDNotify™ at no cost. As of March 31, 2019 and December 31, 2018, our product liability balance was $11.2 million and $12.7 million, respectively.

Litigation, Claims and Government Investigations. As a result of the 2017 cybersecurity incident, we are subject to a significant number of proceedings and investigations as described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q. We believe it is probable that we will incur losses associated with certain of these proceedings and investigations and have recorded an accrual of $690.0 million in selling, general, and administrative expenses and other current liabilities in our Consolidated Statements of (Loss) Income and Balance Sheets, respectively, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q based on a number of factors, such as the various stages of these proceedings and investigations, that alleged damages have not been specified or are uncertain, the uncertainty and complexity of achieving a multi-party resolution, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The ultimate amount paid on these actions, claims and investigations in excess of the amount already accrued could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

Future Costs. We are currently executing substantial initiatives in security and consumer support, and a company-wide transformation of our technology infrastructure, which we refer to as our technology transformation, and incurred substantial increased expenses and capital expenditures in the three months ended March 31, 2019 related to these initiatives. We expect to continue to incur significant expenses and capital expenditures in the remainder of 2019 and through 2020 related to these initiatives, although at levels slightly below those incurred in 2018.
We incurred significant legal and professional services expenses related to the lawsuits, claims and government investigations to which we are a party in the three months ended March 31, 2019, and expect to continue to incur these expenses until these items are resolved. We will recognize the expenses referenced herein as they are incurred. In the three months ended March 31, 2019, we incurred elevated costs for insurance, finance and compliance activities, and expect to incur costs at these levels for the remainder of 2019.
Insurance Coverage. At the time of the 2017 cybersecurity incident, we had $125.0 million of cybersecurity insurance coverage, above a $7.5 million deductible, to limit our exposure to losses such as those related to this incident. Since the announcement of the 2017 cybersecurity incident, we have received the maximum reimbursement under the insurance policy of $125.0 million.

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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore, and the United Arab Emirates, have an investment in a consumer and commercial credit information company in Brazil, and have an investment in an identity authentication company in Canada. Approximately 72% and 70% of our revenue was generated in the U.S. during the three months ended March 31, 2019 and 2018, respectively.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2019 and 2018 were as follows:

	Key Performance Indicators
	Three Months Ended March 31,
	2019	2018
	(In millions, except per share data)
Operating revenue	$846.1	$865.7
Operating revenue change	(2)%	4%
Operating (loss) income	$(617.9)	$144.2
Operating margin	(73.0)%	16.7%
Net (loss) income attributable to Equifax	$(555.9)	$90.9
Diluted earnings per share	$(4.57)	$0.75
Cash provided by operating activities	$31.0	$119.6
Capital expenditures*	$(94.7)	$(56.8)
*Amounts above include accruals for capital expenditures.

Operational and Financial Highlights

•
We did not repurchase shares of our common stock during the first three months of 2019. At March 31, 2019, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

•	We paid out $47.1 million or $0.39 per share in dividends to our shareholders during the first three months of 2019.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, small commercial credit and marketing activity. Demand is also enhanced by our initiatives to expand our products, capabilities, and markets served. In the United States, we expect 2019 economic activity, as measured by GDP, to be down from the levels seen in the second half of 2018. We expect modest growth in consumer credit, excluding mortgage, over the course of 2019. U.S. Mortgage market originations are expected to be weaker in the first half of 2019 and down for the full year of 2019 versus 2018. We anticipate 2019 economic activity, as measured by GDP, in Canada to be slightly below the levels seen in the second half of 2018. In Australia, as measured by GDP, we anticipate 2019 economic activity to be at similar levels as seen in the second half of 2018, with slight improvement in the second half of 2019. Consumer and commercial credit markets in Australia weakened substantially in the second half of 2018, and have remained weak through the first quarter of

2019. We expect this weakness to continue throughout 2019. In the European markets we serve, the U.K., Spain and Portugal, we are expecting 2019 economic activity, as measured by GDP, to be at or slightly below the levels in 2018. In Latin America, our two largest markets are in Chile and Argentina. In Chile, we are expecting economic activity in 2019 to be down slightly compared to 2018. In Argentina, the market weakened significantly in 2018. We are expecting continued weakness in 2019 but at lower levels than in 2018.

The 2017 cybersecurity incident is expected to continue to impact revenue growth, principally in our USIS and Global Consumer Solutions businesses. We have incurred, in the first quarter of 2019, and will continue to incur, throughout 2019, legal, consulting and other costs related to the analysis and response to the 2017 cybersecurity incident. Additionally, we will continue to incur increased costs and capital expenditures related to our technology transformation, which includes costs for enhanced data security. In 2019 and beyond, we will continue to have increases in the ongoing run-rate of technology and security spending. We also expect to continue to incur increased expenses for insurance, finance, compliance activities, and to meet increased legal and regulatory requirements. The ultimate amount of these increases is expected to be significant.

As a result of the 2017 cybersecurity incident, we are subject to a significant number of proceedings and investigations as described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q. We believe it is probable that we will incur losses associated with certain of these proceedings and investigations and have recorded an accrual of $690.0 million in selling, general, and administrative expenses and other current liabilities in our Consolidated Statements of (Loss) Income and Balance Sheets, respectively, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q based on a number of factors, such as the various stages of these proceedings and investigations, that alleged damages have not been specified or are uncertain, the uncertainty and complexity of achieving a multi-party resolution, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. As such, as of any given date, we could have exposure to losses as to which no liability has been accrued or as to which the accrued liability is inadequate. The ultimate amount paid on these actions, claims and investigations in excess of the amount already accrued could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2019	2018	$	%
	(In millions)
U.S. Information Solutions	$298.3	$306.9	$(8.6)	(3)%
International	225.1	244.5	(19.4)	(8)%
Workforce Solutions	228.5	211.1	17.4	8%
Global Consumer Solutions	94.2	103.2	(9.0)	(9)%
Consolidated operating revenue	$846.1	$865.7	$(19.6)	(2)%

Revenue decreased by $19.6 million, or 2%, in the first quarter of 2019 compared to the same period in 2018. Total revenue for the first quarter of 2019 was negatively impacted by foreign exchange rates, which decreased revenue, on a local currency basis, by $26.2 million, or 3%, when compared to the first quarter of 2018.

Revenue in the first quarter decreased due to declines in our USIS, International, and Global Consumer Solutions segments. USIS declines are due to our mortgage related revenues. Global Consumer Solutions revenue declines are primarily due to declines in consumer subscription revenue based on our decision to suspend advertising to U.S. consumers after the 2017 cybersecurity incident until the fourth quarter of 2018. International had local currency growth across most regions but was negatively impacted by foreign exchange rates and market weakness in Asia Pacific. Workforce Solutions saw strong growth driven by Verification Services.

Operating Expenses

	Three Months Ended March 31,		Change
Consolidated Operating Expenses	2019	2018	$	%
	(In millions)
Consolidated cost of services	$387.5	$342.8	$44.7	13%
Consolidated selling, general and administrative expenses	998.9	300.5	698.4	232%
Consolidated depreciation and amortization expense	77.6	78.2	(0.6)	(1)%
Consolidated operating expenses	$1,464.0	$721.5	$742.5	103%

Cost of services increased $44.7 million in the first quarter of 2019 compared to the same period in 2018. We incurred increased technology and data security costs in the first quarter of 2019 as compared to 2018. The remaining increase is due to increased royalty and technology costs. The impact of changes in foreign exchange rates on costs of services was a decrease of $11.8 million in the first quarter of 2019.

Selling, general and administrative expenses increased $698.4 million in the first quarter of 2019 compared to the same period in 2018. The increase is primarily due to the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident of $690.0 million and a restructuring charge of $11.5 million. The remaining increase was driven by increases in people and advertising costs. The impact of changes in foreign currency exchange rates decreased selling, general and administrative expenses by $8.5 million in the first quarter of 2019.

Depreciation and amortization expense for the first quarter of 2019 remained flat compared to the same period in 2018. This change is due to increases in the amortization of capitalized internal-use software and system costs and depreciation of production equipment which was offset by a decrease in amortization of purchased intangibles.

Operating Income and Operating Margin

	Three Months Ended March 31,		Change
Consolidated Operating (Loss) Income	2019	2018	$	%
	(In millions)
Consolidated operating revenue	$846.1	$865.7	$(19.6)	(2)%
Consolidated operating expenses	1,464.0	721.5	742.5	103%
Consolidated operating (loss) income	$(617.9)	$144.2	$(762.1)	(529)%
Consolidated operating margin	(73.0)%	16.7%		(89.7	)pts

Total company operating margin decreased 89.7% in the first quarter of 2019 compared to the same period in 2018, primarily due to the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident, the aforementioned incremental technology and data security costs, and the restructuring charge.

Interest Expense and Other Income, net

	Three Months Ended March 31,		Change
Consolidated Interest Expense and Other Income, net
	2019	2018	$	%
	(In millions)
Consolidated interest expense	$(26.7)	$(23.9)	$(2.8)	12%
Consolidated other income, net	2.1	2.9	(0.8)	nm
Average cost of debt	4.0%	3.5%
Total consolidated debt, net, at quarter end	$2,726.6	$2,628.1	$98.5	4%

Interest expense increased $2.8 million for the first quarter of 2019 when compared to the same period in 2018. The increase is due to the increase in our overall average cost of debt resulting from the issuance of the Senior Notes in May 2018.

Other income, net, decreased as compared to the prior year period due to losses on foreign currency including the foreign exchange impact of remeasuring the peso denominated monetary assets and liabilities as a result of the Argentine economy being deemed highly inflationary by accounting policymakers. These losses were partially offset by higher earnings on certain equity method investments.

Income Taxes

	Three Months Ended March 31,		Change
Consolidated Benefit (Provision) for Income Taxes	2019	2018	$	%
	(In millions)
Consolidated benefit (provision) for income taxes	$88.1	$(29.4)	$117.5	(400)%
Effective income tax rate	13.7%	23.9%

Our effective income tax rate is 13.7% for the first quarter of 2019 compared to 23.9% for the first quarter of 2018. Our effective tax rate was lower during the first quarter of 2019 as compared to 2018 due to permanent tax differences resulting from the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident. We computed income taxes for the first quarter of 2019 using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss. We believe that this method yields a more reliable income tax calculation for the period due to the uncertainty associated with the estimate of our annual domestic pre-tax book income due to the ongoing litigation, claims, and government investigations related to the 2017 cybersecurity incident.

Net Income

	Three Months Ended March 31,		Change
Consolidated Net (Loss) Income	2019	2018	$	%
	(In millions, except per share amounts)
Consolidated operating (loss) income	$(617.9)	$144.2	$(762.1)	(529)%
Consolidated other expense, net	(24.6)	(21.0)	(3.6)	17%
Consolidated benefit (provision) for income taxes	88.1	(29.4)	117.5	(400)%
Consolidated net (loss) income	(554.4)	93.8	(648.2)	(691)%
Net income attributable to noncontrolling interests	(1.5)	(2.9)	1.4	(48)%
Net (loss) income attributable to Equifax	$(555.9)	$90.9	$(646.8)	(712)%
Diluted earnings per common share:
Net (loss) income attributable to Equifax	$(4.57)	$0.75	$(5.32)	(709)%
Weighted-average shares used in computing diluted earnings per share	121.6	121.3

Consolidated net (loss) income decreased by $648.2 million in the first quarter of 2019 compared to the same period in 2018 due to decreased operating income primarily due to the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident, the aforementioned technology and data security costs, and the restructuring charge, partially offset by the tax benefits related to these expenses.

Segment Financial Results

USIS

	Three Months Ended March 31,		Change
U.S. Information Solutions	2019	2018	$	%
	(In millions)
Operating revenue:
Online Information Solutions	$217.7	$219.7	$(2.0)	(1)%
Mortgage Solutions	32.2	41.7	(9.5)	(23)%
Financial Marketing Services	48.4	45.5	2.9	6%
Total operating revenue	$298.3	$306.9	$(8.6)	(3)%
% of consolidated revenue	35%	36%
Total operating income	$96.0	$110.9	$(14.9)	(13)%
Operating margin	32.2%	36.1%		(3.9	)pts

USIS revenue decreased 3% in the first quarter of 2019 compared to the first quarter of 2018. The decrease is primarily due to declines in the U.S. mortgage market transaction volumes, impacting both our Mortgage Solutions and Online Information Solutions revenue. The decrease in the first quarter was partially offset by an increase in project related revenue.

Online Information Solutions

Revenue decreased 1% in the first quarter of 2019 compared to the first quarter of 2018. The decrease in the first quarter is due to declines in our core credit decisioning services volumes primarily due to the decline in the mortgage market activity in 2019 compared to 2018. This decrease was partially offset by revenue from our DataX acquisition completed in July 2018.

Mortgage Solutions

Revenue decreased by 23% for the first quarter of 2019 compared to the first quarter of 2018. The decrease is due to the decline in the mortgage market as well as channel shift between our Mortgage Solutions and Online Information Solutions businesses.

Financial Marketing Services

Revenue increased 6% for the first quarter of 2019 compared to the first quarter of 2018. The increase is due to an increase in project related revenue.

USIS Operating Margin

USIS operating margin decreased from 36.1% in the first quarter of 2018 to 32.2% in the first quarter of 2019. The margin reduction was due to the increase in technology and data security costs and decreased revenue.

International

	Three Months Ended March 31,		Change
International	2019	2018	$	%
	(In millions)
Operating revenue:
Asia Pacific	$73.1	$82.4	$(9.3)	(11)%
Europe	68.5	70.6	(2.1)	(3)%
Latin America	47.2	56.0	(8.8)	(16)%
Canada	36.3	35.5	0.8	2%
Total operating revenue	$225.1	$244.5	$(19.4)	(8)%
% of consolidated revenue	27%	28%
Total operating income	$11.2	$36.7	$(25.5)	(69)%
Operating margin	5.0%	15.0%		(10.0	)pts
nm - not meaningful.

International revenue decreased 8% in the first quarter of 2019 compared to the first quarter of 2018. Local currency revenue growth for the first quarter of 2019 was 2% driven by growth across the Europe, Latin America, and Canada regions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $25.5 million, or 10%.

Asia Pacific

On a local currency basis, revenue decreased 3% in the first quarter of 2019 compared to the first quarter of 2018. The decrease is driven by weak consumer and commercial lending markets in Australia. In Australia, we had declines in consumer lending and direct-to-consumer related revenue. Local currency fluctuations negatively impacted revenue by $7.2 million, or 8%, for the first quarter of 2019. Reported revenue decreased 11% in the first quarter of 2019.

Europe

On a local currency basis, revenue increased 4% in the first quarter of 2019 compared to the first quarter of 2018. The increase is primarily due to growth in U.K. and Spain credit operations revenue. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $4.9 million, or 7%, for the first quarter of 2019. Reported revenue decreased 3% in the first quarter of 2019.

Latin America

On a local currency basis, revenue increased 5% in the first quarter of 2019 compared to the first quarter of 2018. The increase is driven by core revenue growth in several countries led by Chile. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $11.5 million, or 21%, in the first quarter of 2019 primarily from Argentina. Reported revenue decreased by 16% in the first quarter of 2019.

Canada

On a local currency basis, revenue increased 8% in the first quarter of 2019 compared to the first quarter of 2018. The increase is due to broad based revenue growth including growth from a December 2018 acquisition. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.9 million, or 6%, in the first quarter of 2019. Reported revenue increased by 2% in the first quarter of 2019.

International Operating Margin

Operating margin decreased from 15.0% in the first quarter of 2018 to 5.0% in the first quarter of 2019. The reduced margins are due to an increase in technology and data security, people, and production costs.

Workforce Solutions

	Three Months Ended March 31,		Change
Workforce Solutions	2019	2018	$	%
	(In millions)
Operating revenue:
Verification Services	$148.9	$128.4	$20.5	16%
Employer Services	79.6	82.7	(3.1)	(4)%
Total operating revenue	$228.5	$211.1	$17.4	8%
% of consolidated revenue	27%	24%
Total operating income	$96.2	$90.1	$6.1	7%
Operating margin	42.1%	42.7%		(0.6	)pts

Workforce Solutions revenue increased by 8% in the first quarter of 2019 compared to the first quarter of 2018. The increase for the first quarter was due to strong growth in Verification Services. The increase was partially offset by decreased revenue in our tax management services and our Affordable Care Act compliance services.

Verification Services

Revenue increased 16% in the first quarter of 2019 compared to the first quarter of 2018 due to strong growth in healthcare, talent solutions, financial, government and mortgage verticals, and continued addition of new records to The Work Number database.

Employer Services

Revenue decreased 4% in the first quarter of 2019 compared to the first quarter of 2018. The decrease is due to declines in our tax management services and Affordable Care Act compliance services.

Workforce Solutions Operating Margin

Operating margin decreased from 42.7% for the first quarter of 2018 to 42.1% for the first quarter of 2019. The reduced margins were due to increased costs in technology and data security, royalties and people.

Global Consumer Solutions

	Three Months Ended March 31,		Change
Global Consumer Solutions	2019	2018	$	%
	(In millions)
Total operating revenue	$94.2	$103.2	$(9.0)	(9)%
% of consolidated revenue	11%	12%
Total operating income	$11.4	$30.1	$(18.7)	(62)%
Operating margin	12.1%	29.2%		(17.1	)pts

Revenue decreased 9% for the first quarter of 2019 compared to the first quarter of 2018. Local currency revenue decreased 8% in the first quarter of 2019. The decrease is primarily due to a decrease in our consumer direct revenue in the U.S. and U.K. In the U.S., we ceased advertising our consumer paid products in the U.S. in September 2017 following the cybersecurity incident. We resumed advertising our U.S. consumer paid products in the fourth quarter of 2018 and expect to see the related benefit to new consumer revenue in the second half of 2019. In the U.K., direct-to-consumer revenue was negatively impacted by the Global Data Protection Regulations that were implemented in May 2018. Local currency fluctuations negatively impacted revenue by $0.6 million, or 1%, for the first quarter of 2019.

Global Consumer Solutions Operating Margin

Operating margin decreased from 29.2% in the first quarter of 2018 to 12.1% in the first quarter of 2019. The reduced margins are due to lower revenue and an increase in advertising and technology and data security costs, partially offset by decreased people costs.

General Corporate Expense

	Three Months Ended March 31,		Change
General Corporate Expense	2019	2018	$	%
	(In millions)
General corporate expense	$832.7	$123.6	$709.1	574%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense increased $709.1 million in the first quarter of 2019 compared to the prior year period. The increase is primarily due to an accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident of $690.0 million. The remaining increase is primarily due to a restructuring charge of $11.5 million and people costs.

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

Sources and Uses of Cash

Funds generated by operating activities, our commercial paper program, our Revolver and our Receivables Facility, more fully described below, are our most significant sources of liquidity. We expect that funds generated by operating activities will be sufficient to finance our anticipated working capital and other cash requirements (such as ongoing capital expenditures associated with near-term actions to enhance technology systems and data security, legal fees and other professional services costs associated with the 2017 cybersecurity incident, interest payments, debt payments, potential pension funding contributions, and dividend payments) for the foreseeable future. In the first quarter of 2019, we recorded an accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident of $690.0 million. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations resulting from the 2017 cybersecurity incident. Such potential payments, if great enough, could have an adverse effect on our liquidity. In this case, funds generated from operating activities and our credit facilities may not be sufficient to pay such damages, costs, penalties, and fines. See Part I, “Item 1A. Risk Factors—The government investigations and litigation resulting from the 2017 cybersecurity incident will continue to adversely impact our business and results of operations” in our 2018 Form 10-K and Part II, Item 1. Legal Proceedings in this Form 10-Q. At March 31, 2019, $1.0 billion and $195.9 million were available to borrow under our Revolver and Receivables Facility, respectively, and we had cash and cash equivalents of $133.2 million included in our Consolidated Balance Sheets. In the event that additional financing is needed, we would exercise the accordion feature on our Revolver and/or finance using the public and private corporate bond markets and/or syndicated loan markets, if available.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of March 31, 2019, we held $119.0 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2019	2018	2019 vs. 2018
	(In millions)
Operating activities	$31.0	$119.6	$(88.6)
Investing activities	$(164.6)	$(70.1)	$(94.5)
Financing activities	$40.1	$(138.3)	$178.4

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2019 decreased by $88.6 million from the prior year. The decrease is due to the increased incremental data and security costs as a result of our technology transformation and the related change in deferred income taxes, partially offset by changes in our working capital position.

Investing Activities

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash used in:	2019	2018	2019 vs. 2018
	(In millions)
Capital expenditures*	$(114.8)	$(56.2)	$(58.6)
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

Capital expenditures paid in the first three months of 2019 increased by $58.6 million from the same period in 2018 as we are continuing to invest in enhanced technology systems, infrastructure and data security after the 2017 cybersecurity incident.

Acquisitions, Divestitures and Investments

	Three Months Ended March 31,		Change
Net cash used in:	2019	2018	2019 vs. 2018
	(In millions)
Acquisitions, net of cash acquired	$(24.8)	$(13.9)	$(10.9)
Investment in unconsolidated affiliates, net	$(25.0)	$—	$(25.0)

During the first three months of 2019 and 2018, we did not have material acquisition, divestiture, or investment activity.

Financing Activities

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2019	2018	2019 vs. 2018
	(In millions)
Net short-term borrowings (repayments)	$64.7	$(76.8)	$141.5
Payments on long-term debt	$(25.0)	$—	$(25.0)
Borrowings on long-term debt	$50.0	$—	$50.0

Credit Facility Availability

In September 2018, the Company entered into a $1.1 billion five-year unsecured revolving credit facility with a group of financial institutions, which will mature in September 2023 (the “Revolver”). The Revolver replaced the Company’s previous $900.0 million unsecured revolving credit facility that was scheduled to mature in November 2020. Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.6 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. We believe we are currently in compliance with all representations and warranties necessary as a condition for borrowing under the revolver, but we cannot assure that we will be able to comply with all such conditions to borrowing in the future. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility.

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

As of March 31, 2019, there were $0.8 million of letters of credit issued under the Revolver, no principal drawn amounts under the Revolver, and $65.0 million of commercial paper borrowings. Availability under the Revolver was $1.0 billion at March 31, 2019.

At March 31, 2019, 86% of our debt was fixed-rate debt and 14% was effectively variable debt. Our variable-rate debt consists of the Floating Rate Senior Notes, our commercial paper, and our Receivables Facility. The interest rates reset periodically, depending on the terms of the respective financing agreements. At March 31, 2019, the interest rates on our variable-rate debt ranged from 2.77% to 3.56%.

Borrowing and Repayment Activity

Net short-term borrowings (repayments) primarily represent repayments or borrowings of outstanding amounts under our CP program. We primarily borrow under our CP program, on our Revolver, or Receivables Facility as needed and availability allows.

The changes in net short-term borrowings (repayments) in the first three months of 2019 and 2018 primarily reflects the net activity of CP notes.

Payments on long-term debt reflect $25.0 million payments made on our Receivable Facility in the first three months of 2019.

Borrowings on long-term debt represent the net proceeds received from draw downs on our Receivables Facility in the first three months of 2019.

There were $25.0 million of borrowings under the Receivables Facility at March 31, 2019. The Receivables Facility was supported by $220.9 million of accounts receivable as collateral at March 31, 2019 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and Revolver, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on mortgages, liens, and sale/leaseback transactions. In addition, the Revolver requires us to maintain a maximum leverage ratio of not more than 3.5 to 1.0. As of March 31, 2019, we were in compliance with all of our debt covenants.

The Company does not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 2.3% senior notes due 2021, 3.6% senior notes due 2021, floating rate notes due 2021, 3.3% senior notes due 2022, 3.95% senior notes due 2023, 3.25% senior notes due 2026, and 7.0% senior notes due 2037 (together, the “Senior Notes”) contain change in control provisions. If the Company experiences a change in control or publicly announces the Company’s intention to effect a change in control and the rating on the Senior Notes is lowered by each of Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change in control or notice thereof, we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. As of March 31, 2019, our S&P credit rating was BBB with a negative outlook and our Moody’s credit rating was Baa1 with a stable outlook. These ratings are subject to change as events and circumstances change.

 For additional information about our debt, including the terms of our financing arrangements, basis for floating interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2018 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2019	2018	2019 vs. 2018
	(In millions)
Dividends paid to Equifax shareholders	$(47.1)	$(46.9)	$(0.2)
Dividends paid to noncontrolling interests	$(0.2)	$(2.4)	$2.2
Proceeds from exercise of stock options	$1.9	$2.2	$(0.3)

Sources and uses of cash related to equity during the three months ended March 31, 2019 and 2018 were as follows:

-	During the first three months of 2019 and 2018, we did not repurchase any shares of our stock.

-
We maintained our quarterly dividend of $0.39 per share in the first quarter of 2019. We paid cash dividends to Equifax shareholders of $47.1 million and $46.9 million, or $0.39 per share, during the three months ended March 31, 2019 and 2018, respectively.

-	We received cash of $1.9 million and $2.2 million during the first three months of 2019 and 2018, respectively, from the exercise of stock options.

At March 31, 2019, the Company had $590.1 million remaining for stock repurchases under the existing Board authorization.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations have not changed materially from those reported in our 2018 Form 10-K. For additional information about certain obligations and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2018 Form 10-K.

Benefit Plans

At December 31, 2018, our U.S. Retirement Income Plan, or USRIP, met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, our Revolver and our Receivables Facility.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2018 Form 10-K.

Seasonality

We experience seasonality in certain of our revenue streams. Revenue generated by the online consumer information services component of our USIS operating segment are typically the lowest during the first quarter, when consumer lending activity is at a seasonal low. Revenue generated from the Employer Services business unit within the Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of Form W-2, 1094, and 1095 preparation services which occur in the first quarter each year. Revenue generated from our financial wealth asset products and data management services in our Financial Marketing Services business are generally higher in the fourth quarter each year. Mortgage related revenue is generally higher in the second and third quarters of the year due to the increase in consumer home purchasing during the summer in the U.S.

Foreign Currency

Argentina has experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina has been deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we accounted for Argentina as highly inflationary which resulted in the recognition of a $0.3 million foreign currency loss that was recorded in other income, net in our Consolidated Statements of (Loss) Income during the three months ended March 31, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2018 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A, and Note 1 of the Notes to Consolidated Financial Statements, in our 2018 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2018 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2019.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation and Investigations related to the 2017 Cybersecurity Incident

Since the 2017 cybersecurity incident, hundreds of class actions and other lawsuits have been filed against us typically alleging harm from the 2017 cybersecurity incident and seeking various remedies, including monetary and injunctive relief. We dispute the allegations in the complaints and intend to defend against such claims as described below. In addition, numerous governmental agencies are investigating us in connection with the 2017 cybersecurity incident, which may result in fines, settlements or other relief. Set forth below are descriptions of the main categories of these lawsuits and investigations.

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

In addition, certain class actions have been filed by financial institutions that allege their businesses have been placed at risk due to the 2017 cybersecurity incident and generally assert common law claims, such as claims for negligence, as well as, in some cases, statutory claims. The financial institution class actions seek compensatory damages, injunctive relief and other related relief.

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

Beginning on December 6, 2017 and pursuant to multiple subsequent orders, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation and transfer for pre-trial proceedings with respect to the U.S. cases pending in federal court discussed above, including the City of Chicago action, the Indian Tribal suits, and the Puerto Rico action, to the Northern District of Georgia as the single U.S. District Court for centralized pre-trial proceedings (the “MDL Court”). Based on these orders, consolidated proceedings with respect to U.S. consumer, small business and financial institution federal class actions and other lawsuits related to the 2017 cybersecurity incident have been conducted in the MDL Court. The MDL Court has established separate tracks for the consumer and financial institution class action cases and appointed lead counsel on behalf of plaintiffs in both tracks. Certain plaintiffs with cases pending in the MDL consolidated proceedings, including the Indian Tribe plaintiffs, Puerto Rico and the City of Chicago, have sought the establishment of additional tracks and other related relief. The MDL Court denied the request for a separate track by an individual plaintiff, but has not yet ruled on the remaining requests.

The Company moved to dismiss the consolidated class action complaints filed by the U.S. consumer, small business and financial institution plaintiffs in their entirety. On January 28, 2019, the MDL Court dismissed the small businesses’ consolidated class action complaint in its entirety. The MDL Court dismissed certain claims brought by the consumer and financial institution plaintiffs, while allowing other claims by those plaintiffs to proceed. Pursuant to case management orders issued by the MDL Court, consolidated pre-trial proceedings, including discovery between the parties, may proceed on the remaining claims of the U.S. consumer and financial institution plaintiffs.

In the second quarter of 2019, the Company agreed to confidential settlement terms that, upon submission of the final settlement documents and approval of the settlement by the MDL Court, will resolve and dismiss the claims asserted on behalf of U.S. consumers before the MDL Court. The settlement provides for the establishment of a consumer restitution fund and certain other non-monetary relief. As of March 31, 2019, the Company recorded an accrual for estimated probable losses it expects to incur with respect to this matter. As previously disclosed, the Company believes it is beneficial to resolve the consumer cases and one or more of the government investigations in the U.S. through a global resolution and the Company continues to pursue such a global resolution. The complexity of achieving a multi-party resolution, especially involving multiple government agencies, makes this a difficult objective to achieve. A global or multi-party resolution involving one or more government agencies could involve different terms, including penalties or an increased amount for consumer restitution.

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

Canadian Class Actions. Eight Canadian class actions, six of which are on behalf of a national class of approximately 19,000 Canadian consumers, have been filed against us in Ontario, Saskatchewan, Quebec, British Columbia and Alberta. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. The plaintiffs in each case seek class certification/authorization on behalf of Canadian consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident. In some cases, plaintiffs also seek class certification on behalf of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident. All purported class actions are at preliminary stages, and we are opposing class certification or authorization in cases where such motions are pending. In addition, one of the cases in Ontario as well as the Saskatchewan case have been stayed. The Court’s order staying the Saskatchewan case is on appeal.

TransUnion Litigation. On November 27, 2017, Trans Union LLC and TransUnion Interactive, Inc. (collectively, “TransUnion”) filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Equifax Information Services LLC, Equifax Inc., and Equifax Consumer Services LLC f/k/a Equifax Consumer Services, Inc. In its lawsuit, TransUnion asserts claims for declaratory relief, breach of contract, and anticipatory repudiation of contract based on our Reciprocal Data Supply Agreement (the “Agreement”), which sets forth the pricing terms for credit monitoring supplied by the parties to each other. TransUnion seeks a declaration regarding its contractual rights under the Agreement and monetary damages. On January 26, 2018, we moved to dismiss TransUnion’s claims. On June 19, 2018, the court granted in part and denied in part our motion to dismiss, dismissing Equifax Inc. from the case. Discovery has now commenced and is scheduled to end in July 2019. The parties have been engaged in settlement discussions, and due to progress that has been made, as of March 31, 2019, the Company recorded an accrual for estimated probable losses it expects to incur with respect to the lawsuit. If the final terms of a settlement agreement cannot be agreed upon, Equifax believes it has valid defenses to the lawsuit and will continue to defend against it.

Securities Class Action Litigation.  A consolidated putative class action lawsuit alleging violations of various federal securities laws in connection with statements and alleged omissions regarding our cybersecurity systems and controls is pending against us and certain of our current and former executives, officers and directors in the U.S. District Court for the Northern District of Georgia. The consolidated complaint seeks certification of a class of all persons who purchased or otherwise acquired Equifax securities from February 25, 2016 through September 15, 2017 and unspecified monetary damages, costs and attorneys’ fees. The Company moved to dismiss the consolidated class action complaint in its entirety. On January 28, 2019, the court dismissed claims against certain individual defendants and claims challenging certain statements, but allowed other claims against Equifax and our former Chairman and Chief Executive Officer to proceed. Pursuant to scheduling and case management orders issued by the court, pre-trial proceedings, including discovery between the parties, are moving forward on the remaining claims.

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

Government Lawsuits. In addition to the City of Chicago’s and Commonwealth of Puerto Rico’s lawsuits in the MDL Court, the City of San Francisco filed a lawsuit against us in Superior Court in the County of San Francisco on behalf of the People of the State of California alleging violations of California’s unfair competition law due to purported violations of statutory protections of personal data and statutory data breach requirements and seeking statutory penalties, injunctive relief, and restitution for California consumers, among other relief. The court has stayed the City of San Francisco action until June 28, 2019.

Civil enforcement actions have been filed against us by the Attorneys General of Indiana, Massachusetts and West Virginia alleging violations of commonwealth/state consumer protection laws. The Indiana action, which was filed on May 6,

2019, is pending in the Superior Court of Marion County and seeks injunctive relief, civil penalties, restitution, costs and other relief. The Massachusetts action is pending in Suffolk Superior Court and seeks permanent injunctive relief, civil penalties, restitution, disgorgement of profits, costs and attorneys’ fees. The Suffolk Superior Court denied the Company’s motions to stay and dismiss the case, and the case is in discovery. The West Virginia action is pending in the Circuit Court of Boone County and seeks civil penalties and attorneys’ fees. Equifax’s motion to stay proceedings was granted on a temporary basis on December 21, 2018, and then continued on January 24, 2019, with the court scheduling a further hearing for June 13, 2019. The lawsuit filed by the Attorney General of Puerto Rico was transferred to the MDL proceeding, as described above. The Puerto Rico Department of Consumer Affairs has issued Notices of Infraction related to the Company’s alleged failure to give timely notice of the data breach under Puerto Rico law to the Department and Puerto Rico consumers.

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

Government Investigations. We continue to cooperate with federal, state, city and foreign governmental agencies and officials investigating or otherwise seeking information, testimony and/or documents, including through Civil Investigative Demands and subpoenas, regarding the 2017 cybersecurity incident and related matters, including 47 state Attorneys General offices, the District of Columbia, the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, other U.S. state regulators, certain Congressional committees and the U.K.’s Financial Conduct Authority (“FCA”). The Financial Industry Regulatory Authority, Inc. conducted an investigation that has now been concluded.

With respect to state Attorneys General investigations, the Company is cooperating with a consolidated multi-state investigation involving the Attorneys General of 46 states and the District of Columbia. As noted above, the Attorneys General of Indiana, Massachusetts, West Virginia and Puerto Rico are not participating in the multi-state process and have filed suit. The Attorney General of Texas is conducting a separate investigation.

The staffs of the CFPB and FTC have informed us that their respective agencies intend to seek injunctive and monetary relief and, with respect to the CFPB, civil money penalties against us based on allegations related to the 2017 cybersecurity incident. We have submitted written responses to the CFPB and FTC addressing their allegations, and we continue to cooperate with the agencies in their investigations.

On October 2, 2018, the Enforcement Staff of the New York Department of Financial Services (“NYDFS”) provided us with notice that it is considering recommending that the NYDFS take legal action against us, potentially seeking consumer relief and civil money penalties. We have submitted a written response to the NYDFS addressing its allegations, and we continue to cooperate with the NYDFS in its investigation.

The Office of the Privacy Commissioner of Canada (“OPC”) concluded its investigation into the 2017 cybersecurity incident, and published its report of findings on April 9, 2019. Equifax cooperated with the OPC’s investigation and entered into a compliance agreement with the OPC regarding certain non-monetary terms which was published on April 9, 2019.

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

As noted above, the Company believes it is beneficial to resolve the U.S. consumer cases before the MDL Court and one or more of the federal and state government investigations in the U.S. through a global resolution and the Company continues to pursue such a global resolution. As a result of progress in discussions with the federal and state agencies and the MDL consumer litigants during the second quarter of 2019 regarding a potential global resolution of their investigations and claims, the Company recorded an accrual for estimated probable losses it expects to incur with respect to resolving these matters.

Public Records Litigation

Equifax has been named as a defendant in 19 putative class action lawsuits pending in federal courts across the country relating to its reporting of civil judgments and tax liens on consumers’ credit files. In October 2018, Equifax and the plaintiffs’ attorneys who filed the lawsuits reached an agreement in principle to settle the public records-related claims at issue on behalf of a nationwide class of consumers. The parties have filed notices of settlement in the pending lawsuits, and on April 17, 2019, the plaintiffs filed a motion for preliminary approval of the nationwide class action settlement in the case titled Mark William Thomas, et al. v. Equifax Information Services LLC. If the settlement is not ultimately approved by the court, Equifax believes it has valid defenses to each of these actions and will continue to defend against them.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2018 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2019:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
January 1 - January 31, 2019	1,431	$—	—	$590,092,166
February 1 - February 28, 2019	32,609	$—	—	$590,092,166
March 1 - March 31, 2019	5,804	$—	—	$590,092,166
Total	39,844			$590,092,166

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 1,431 shares for the month of January 2019, 32,609 shares for the month of February 2019, and 5,804 shares for the month of March 2019.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At March 31, 2019, the amount authorized for future share repurchases under the share repurchase program was $590.1 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1	Equifax Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed February 27, 2019)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date:	May 10, 2019	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2019		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2019		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)