Form 10-Q
period 2019-06-30
EQUIFAX INC
filed 2019-07-25
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to                                      .

Commission File Number: 001-06605

EQUIFAX INC.
(Exact name of registrant as specified in its charter)

Georgia	58-0401110
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1550 Peachtree Street	N.W.	Atlanta	Georgia	30309
(Address of principal executive offices)				(Zip Code)

404-885-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $1.25 par value per share	EFX	New York Stock Exchange

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No   ☒

On July 12, 2019, there were 120,884,329 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2019

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events, plans or developments that we expect or anticipate will occur in the future, including statements relating to future operating results and statements related to the 2017 cybersecurity incident, possible outcomes of legal proceedings and investigations related to the 2017 cybersecurity incident, the ultimate amount and timing of payments the Company may be required to make in connection with the Consumer Settlement (as defined below in Part II, "Item 1. Legal Proceedings"), and improvements in our information technology and data security infrastructure, including as part of our technology transformation, and similar statements about our business plans, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections, including without limitation our expectation regarding the Company’s outlook, long-term organic and inorganic growth, and expected increases in costs related to the 2017 cybersecurity incident referenced below in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview—Business Environment and Company Outlook.” These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018, in Part II, “Item 1A. Risk Factors” and elsewhere in this report, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2019	2018
(In millions, except per share amounts)
Operating revenue	$880.0	$876.9
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	376.9	348.6
Selling, general and administrative expenses	306.8	257.5
Depreciation and amortization	82.5	77.2
Total operating expenses	766.2	683.3
Operating income	113.8	193.6
Interest expense	(27.6)	(26.4)
Other income, net	2.8	2.2
Consolidated income before income taxes	89.0	169.4
Provision for income taxes	(20.7)	(23.3)
Consolidated net income	68.3	146.1
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.5)	(1.3)
Net income attributable to Equifax	$66.8	$144.8
Basic earnings per common share:
Net income attributable to Equifax	$0.55	$1.20
Weighted-average shares used in computing basic earnings per share	120.8	120.3
Diluted earnings per common share:
Net income attributable to Equifax	$0.55	$1.19
Weighted-average shares used in computing diluted earnings per share	122.0	121.4
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

	Six Months Ended June 30,
	2019	2018
(In millions, except per share amounts)
Operating revenue	$1,726.1	$1,742.6
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	764.4	691.5
Selling, general and administrative expenses	1,305.6	558.0
Depreciation and amortization	160.1	155.3
Total operating expenses	2,230.1	1,404.8
Operating (loss) income	(504.0)	337.8
Interest expense	(54.3)	(50.3)
Other income, net	4.9	5.1
Consolidated (loss) income before income taxes	(553.4)	292.6
Benefit (provision) for income taxes	67.3	(52.6)
Consolidated net (loss) income	(486.1)	240.0
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(3.0)	(4.2)
Net (loss) income attributable to Equifax	$(489.1)	$235.8
Basic earnings per common share:
Net (loss) income attributable to Equifax	$(4.05)	$1.96
Weighted-average shares used in computing basic earnings per share	120.8	120.3
Diluted earnings per common share:
Net (loss) income attributable to Equifax	$(4.02)	$1.94
Weighted-average shares used in computing diluted earnings per share	121.8	121.4
Dividends per common share	$0.78	$0.78

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended June 30,
	2019			2018
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$66.8	$1.5	$68.3	$144.8	$1.3	$146.1
Other comprehensive (loss) income:
Foreign currency translation adjustment	(57.1)	(1.0)	(58.1)	(159.2)	5.3	(153.9)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	3.0	—	3.0	3.9	—	3.9
Comprehensive (loss) income	$12.7	$0.5	$13.2	$(10.5)	$6.6	$(3.9)

	Six Months Ended June 30,
	2019			2018
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$(489.1)	$3.0	$(486.1)	$235.8	$4.2	$240.0
Other comprehensive (loss) income:
Foreign currency translation adjustment	(19.8)	(0.2)	(20.0)	(117.9)	6.9	(111.0)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	6.0	—	6.0	7.9	—	7.9
Change in cumulative loss from cash flow hedging transactions, net	0.1	—	0.1	—	—	—
Comprehensive (loss) income	$(502.8)	$2.8	$(500.0)	$125.8	$11.1	$136.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$135.8	$223.6
Trade accounts receivable, net of allowance for doubtful accounts of $13.3 and $10.9 at June 30, 2019 and December 31, 2018, respectively	502.6	469.1
Prepaid expenses	97.9	100.0
Other current assets	77.5	109.6
Total current assets	813.8	902.3
Property and equipment:
Capitalized internal-use software and system costs	837.1	684.1
Data processing equipment and furniture	342.4	344.6
Land, buildings and improvements	231.2	216.1
Total property and equipment	1,410.7	1,244.8
Less accumulated depreciation and amortization	(538.2)	(480.0)
Total property and equipment, net	872.5	764.8
Goodwill	4,282.5	4,129.7
Indefinite-lived intangible assets	94.9	94.8
Purchased intangible assets, net	1,104.1	1,099.2
Other assets, net	305.7	162.4
Total assets	$7,473.5	$7,153.2
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$32.3	$4.9
Accounts payable	156.9	175.7
Accrued expenses	213.4	213.2
Accrued salaries and bonuses	98.6	131.0
Deferred revenue	97.1	98.0
Other current liabilities	899.6	204.0
Total current liabilities	1,497.9	826.8
Long-term debt	2,833.3	2,630.6
Deferred income tax liabilities, net	249.9	316.2
Long-term pension and other postretirement benefit liabilities	134.4	139.3
Other long-term liabilities	170.1	84.6
Total liabilities	4,885.6	3,997.5
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at June 30, 2019 and December 31, 2018; Outstanding shares - 120.9 and 120.6 at June 30, 2019 and December 31, 2018, respectively	236.6	236.6
Paid-in capital	1,381.5	1,356.6
Retained earnings	4,135.5	4,717.8
Accumulated other comprehensive loss	(640.0)	(626.3)
Treasury stock, at cost, 67.8 shares and 68.1 shares at June 30, 2019 and December 31, 2018, respectively	(2,564.3)	(2,571.0)
Stock held by employee benefit trusts, at cost, 0.6 shares at June 30, 2019 and December 31, 2018	(5.9)	(5.9)
Total Equifax shareholders’ equity	2,543.4	3,107.8
Noncontrolling interests including redeemable noncontrolling interests	44.5	47.9
Total equity	$2,587.9	$3,155.7
Total liabilities and equity	7,473.5	7,153.2

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In millions)
Operating activities:
Consolidated net (loss) income	$(486.1)	$240.0
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation and amortization	163.1	157.5
Stock-based compensation expense	29.8	20.7
Deferred income taxes	(84.6)	(10.0)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(30.2)	(36.3)
Other assets, current and long-term	34.8	64.5
Current and long term liabilities, excluding debt	621.2	(81.6)
Cash provided by operating activities	248.0	354.8
Investing activities:
Capital expenditures	(208.5)	(118.7)
Acquisitions, net of cash acquired	(234.8)	(30.7)
Investment in unconsolidated affiliates, net	(25.0)	—
Cash used in investing activities	(468.3)	(149.4)
Financing activities:
Net short-term borrowings (repayments)	27.2	(960.2)
Payments on long-term debt	(50.0)	(100.0)
Borrowings on long-term debt	250.0	994.8
Dividends paid to Equifax shareholders	(94.2)	(93.9)
Dividends paid to noncontrolling interests	(4.7)	(8.7)
Proceeds from exercise of stock options	6.1	5.7
Payment of taxes related to settlement of equity awards	(4.6)	(12.6)
Purchase of redeemable noncontrolling interests	—	(21.3)
Debt issuance costs	—	(7.3)
Payment of contingent consideration	—	(1.5)
Cash provided by (used in) financing activities	129.8	(205.0)
Effect of foreign currency exchange rates on cash and cash equivalents	2.7	(9.4)
Decrease in cash and cash equivalents	(87.8)	(9.0)
Cash and cash equivalents, beginning of period	223.6	336.4
Cash and cash equivalents, end of period	$135.8	$327.4

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE (LOSS) INCOME

(Unaudited)

For the Three Months Ended June 30, 2019

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, March 31, 2019	120.8	$236.6	$1,369.4	$4,115.4	$(585.9)	$(2,567.9)	$(5.9)	$49.2	$2,610.9
Net income	—	—	—	66.8	—	—	—	1.5	68.3
Other comprehensive (loss)	—	—	—		(54.1)	—	—	(1.0)	(55.1)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.1	—	0.1	—	—	3.6	—	—	3.7
Cash dividends ($0.39 per share)	—	—	—	(47.3)	—	—	—	—	(47.3)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	11.8	—	—	—	—	—	11.8
Redeemable noncontrolling interest adjustment	—	—	—	0.6	—	—	—	(0.6)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.6)	(4.6)
Balance, June 30, 2019	120.9	$236.6	$1,381.5	$4,135.5	$(640.0)	$(2,564.3)	$(5.9)	$44.5	$2,587.9

At June 30, 2019, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

For the Three Months Ended June 30, 2018

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, March 31, 2018	120.3	$236.6	$1,336.6	$4,653.1	$(366.8)	$(2,578.9)	$(5.9)	$62.2	$3,336.9
Net income	—	—	—	144.8	—	—	—	1.3	146.1
Other comprehensive (loss) income	—	—	—	—	(147.2)	—	—	5.2	(142.0)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.1	—	(1.4)	—	—	4.7	—	—	3.3
Cash dividends ($0.39 per share)	—	—	—	(47.1)	—	—	—	—	(47.1)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	7.9	—	—	—	—	—	7.9
Purchases of redeemable noncontrolling interests	—	—	(3.4)	—	(8.0)	—	—	(7.8)	(19.2)
Redeemable noncontrolling interest adjustment	—	—	—	(2.5)	—	—	—	2.5	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(6.3)	(6.3)
Other	—	—	(0.1)	—	—	—	—	—	(0.1)
Balance, June 30, 2018	120.4	$236.6	$1,339.8	$4,748.3	$(522.0)	$(2,574.2)	$(5.9)	$57.1	$3,279.7

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE (LOSS) INCOME

(Unaudited)

For the Six Months Ended June 30, 2019

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2018	120.6	$236.6	$1,356.6	$4,717.8	$(626.3)	$(2,571.0)	$(5.9)	$47.9	$3,155.7
Net (loss) income	—	—	—	(489.1)	—	—	—	3.0	(486.1)
Other comprehensive (loss)	—	—	—		(13.7)	—	—	(0.2)	(13.9)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	(5.4)	—	—	6.7	—	—	1.3
Cash dividends ($0.78 per share)	—	—	—	(94.7)	—	—	—	—	(94.7)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	—	0.5
Stock-based compensation expense	—	—	29.8	—	—	—	—	—	29.8
Redeemable noncontrolling interest adjustment	—	—	—	1.5	—	—	—	(1.5)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.7)	(4.7)
Balance, June 30, 2019	120.9	$236.6	$1,381.5	$4,135.5	$(640.0)	$(2,564.3)	$(5.9)	$44.5	$2,587.9

At June 30, 2019, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

For the Six Months Ended June 30, 2018

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2017	120.1	$236.6	$1,332.7	$4,600.6	$(412.0)	$(2,577.6)	$(5.9)	$64.6	$3,239.0
Net income	—	—	—	235.8	—	—	—	4.2	240.0
Other comprehensive (loss) income	—	—	—	—	(102.0)	—	—	6.9	(95.1)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	(10.3)	—	—	3.4	—	—	(6.9)
Cash dividends ($0.78 per share)	—	—	—	(94.3)	—	—	—	—	(94.3)
Dividends paid to employee benefits trusts	—	—	0.4	—	—	—	—	—	0.4
Stock-based compensation expense	—	—	20.7	—	—	—	—	—	20.7
Purchases of redeemable noncontrolling interests	—	—	(3.7)	—	(8.0)	—	—	(7.9)	(19.6)
Redeemable noncontrolling interest adjustment	—	—	—	2.0	—	—	—	(2.0)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(8.7)	(8.7)
Cumulative adjustment from change in accounting principle	—	—	—	4.2	—	—	—	—	4.2
Balance, June 30, 2018	120.4	$236.6	$1,339.8	$4,748.3	$(522.0)	$(2,574.2)	$(5.9)	$57.1	$3,279.7

Accumulated Other Comprehensive Loss consists of the following components:

	June 30, 2019	December 31, 2018
	(In millions)
Foreign currency translation	$(347.8)	$(328.0)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $91.7 and $93.1 at June 30, 2019 and December 31, 2018, respectively	(291.1)	(297.1)
Cash flow hedging transactions, net of accumulated tax of $0.7 at June 30, 2019 and December 31, 2018, respectively	(1.1)	(1.2)
Accumulated other comprehensive loss	$(640.0)	$(626.3)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of June 30, 2019, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates, have an investment in a consumer and commercial credit information company in Brazil, and have an investment in an identity authentication company in Canada.

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

Earnings Per Share.  Our basic earnings per share, or EPS, is calculated as net income attributable to Equifax divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net income (loss) amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Weighted-average shares outstanding (basic)	120.8	120.3	120.8	120.3
Effect of dilutive securities:
Stock options and restricted stock units	1.2	1.1	1.0	1.1
Weighted-average shares outstanding (diluted)	122.0	121.4	121.8	121.4

For the three months ended June 30, 2019 and 2018, stock options that were anti-dilutive were 1.2 million and 0.7 million, respectively. For the six months ended June 30, 2019 and 2018, stock options that were anti-dilutive were 1.3 million and 0.6 million, respectively.

Financial Instruments.  Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for similar publicly traded instruments, and for non-publicly traded instruments through valuation techniques involving observable inputs based on the specific characteristics of the debt instrument. As of June 30, 2019 and December 31, 2018, the fair value of our long-term debt, including the current portion, was $3.0 billion and $2.6 billion, respectively, compared to its carrying value of $2.8 billion and $2.6 billion, respectively.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$36.1	$36.1	$—	$—
Deferred Compensation Plan Liability(1)	(36.1)	—	(36.1)	—
Total	$—	$36.1	$(36.1)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed various acquisitions during the six months ended June 30, 2019 and the year ended December 31, 2018. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in these acquisitions were internally or externally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations.

Other Current Assets. Other current assets on our Consolidated Balance Sheets represent amounts receivable from tax authorities. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2019, these assets were approximately $17.8 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements.

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

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of operating lease liabilities and various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 6, interest expense, accrued payroll and other taxes, and accrued legal expenses. Other current liabilities also include corresponding amounts of other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2019, these funds were approximately $17.8 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

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

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2019	2018	$	%	2019	2018	$	%
	(In millions)
Online Information Solutions	$246.1	$224.1	$22.0	10%	$463.8	$443.8	$20.0	5%
Mortgage Solutions	35.6	45.5	$(9.9)	(22)%	67.8	87.2	$(19.4)	(22)%
Financial Marketing Services	51.0	55.0	$(4.0)	(7)%	99.4	100.5	$(1.1)	(1)%
Total U.S. Information Solutions	332.7	324.6	$8.1	2%	631.0	631.5	$(0.5)	—%
Asia Pacific	75.9	86.1	$(10.2)	(12)%	149.0	168.5	$(19.5)	(12)%
Europe	66.0	72.3	$(6.3)	(9)%	134.5	143.0	$(8.5)	(6)%
Latin America	47.6	54.2	$(6.6)	(12)%	94.8	110.1	$(15.3)	(14)%
Canada	39.5	37.7	$1.8	5%	75.8	73.2	$2.6	4%
Total International	229.0	250.3	$(21.3)	(9)%	454.1	494.8	$(40.7)	(8)%
Verification Services	172.3	149.3	$23.0	15%	321.2	277.7	$43.5	16%
Employer Services	57.8	58.3	$(0.5)	(1)%	137.4	141.0	$(3.6)	(3)%
Total Workforce Solutions	230.1	207.6	$22.5	11%	458.6	418.7	$39.9	10%
Global Consumer Solutions	88.2	94.4	$(6.2)	(7)%	182.4	197.6	$(15.2)	(8)%
Total operating revenue	$880.0	$876.9	$3.1	—%	$1,726.1	$1,742.6	$(16.5)	(1)%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of June 30, 2019 inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$35.5
1 to 3 years	50.1
3 to 5 years	23.5
Thereafter	52.1
Total remaining performance obligation	$161.2

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

The effect of the adoption on key financial statement line items for the six months ended June 30, 2019 is as follows:

	June 30, 2019		Change
Balance Sheet	Prior to ASU 2016-02 adoption	As reported under ASU 2016-02	$	%
	(In millions)
Prepaid expenses	$99.6	$97.9	$(1.7)	(2)%
Other assets, net	$191.9	$305.7	$113.8	59%
Total assets	$7,361.4	$7,473.5	$112.1	2%
Other current liabilities	$878.7	$899.6	$20.9	2%
Other long-term liabilities	$78.9	$170.1	$91.2	116%
Total liabilities	$4,773.5	$4,885.6	$112.1	2%

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

Lease expense for operating leases was $10.6 million for the three months ended June 30, 2019 and 2018, respectively. Lease expense for operating leases was $19.5 million and $20.2 million for the six months ended June 30, 2019 and 2018, respectively. Our leases have remaining lease terms of one year to fifteen years, some of which may include options to extend the lease term up to five years, and some of which may include options to terminate leases within one year. We have elected to not record operating lease ROU assets and liabilities for short-term leases that have a term of twelve months or less. Our lease expense includes our short-term lease cost which is not material to our Consolidated Financial Statements.

Other information related to our operating leases was as follows:

Six Months Ended June 30, 2019	Amount
(in millions, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$14.7
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$2.6

Weighted Average Remaining Lease Term	6.3 years
Weighted Average Discount Rate	4.3%

Estimated future minimum payment obligations for non-cancelable operating leases are as follows as of June 30, 2019:

Years ending December 31,	Amount
(In millions)
2019	$15.7
2020	29.1
2021	24.2
2022	21.4
2023	18.7
Thereafter	37.6
$146.7

We do not have any sublease agreements and, as a result, expected sublease income is not reflected as a reduction in the total minimum rental obligations under operating leases in the table above.

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

During the first six months of 2019, we completed the acquisition of PayNet in our USIS and International operating segments and completed additional acquisitions in our Workforce Solutions segment.

Changes in the amount of goodwill for the six months ended June 30, 2019, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2018	$1,128.9	$1,844.7	$970.2	$185.9	$4,129.7
Acquisitions	153.7	2.1	14.3	—	170.1
Adjustments to initial purchase price allocation	—	(0.2)	0.1	—	(0.1)
Foreign currency translation	—	(17.6)	—	0.4	(17.2)
Balance, June 30, 2019	$1,282.6	$1,829.0	$984.6	$186.3	$4,282.5

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2018. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the six months ended June 30, 2019.

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

Purchased intangible assets at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$903.1	$(324.2)	$578.9	$911.4	$(298.7)	$612.7
Acquired software and technology	111.4	(75.7)	35.7	130.3	(84.1)	46.2
Customer relationships	685.0	(300.0)	385.0	693.1	(295.2)	397.9
Reacquired rights	—	—	—	73.3	(73.3)	—
Proprietary database	108.9	(16.8)	92.1	46.3	(12.5)	33.8
Non-compete agreements	7.5	(3.0)	4.5	3.8	(2.2)	1.6
Trade names and other intangible assets	20.4	(12.5)	7.9	18.7	(11.7)	7.0
Total definite-lived intangible assets	$1,836.3	$(732.2)	$1,104.1	$1,876.9	$(777.7)	$1,099.2

Amortization expense related to purchased intangible assets was $35.7 million and $39.2 million during the three months ended June 30, 2019 and 2018, respectively. Amortization expense related to purchased intangible assets was $69.8 million and $81.4 million during the six months ended June 30, 2019 and 2018, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at June 30, 2019 is as follows:

Years ending December 31,	Amount
(In millions)
2019	$70.9
2020	135.9
2021	118.4
2022	112.7
2023	111.5
Thereafter	554.7
$1,104.1

5. DEBT

Debt outstanding at June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
	(In millions)
Commercial paper	$27.5	$—
Receivables Funding Facility	200.0	—
Notes, 2.30%, due June 2021	500.0	500.0
Notes, 3.60%, due Aug 2021	300.0	300.0
Notes, Floating Rate, due Aug 2021	300.0	300.0
Notes, 3.30%, due Dec 2022	500.0	500.0
Notes, 3.95%, due May 2023	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	4.8	4.9
Total debt	2,882.3	2,654.9
Less short-term debt and current maturities	(32.3)	(4.9)
Less unamortized discounts and debt issuance costs	(16.7)	(19.4)
Total long-term debt, net	$2,833.3	$2,630.6

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

Senior Credit Facility.  In September 2018, the Company entered into a $1.1 billion five-year unsecured revolving credit facility with a group of financial institutions, which will mature in September 2023 (the “Revolver”). The Revolver replaced the Company’s previous $900.0 million unsecured revolving credit facility that was scheduled to mature in November 2020. Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.6 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. As of June 30, 2019, there were $0.8 million of letters of credit outstanding, no principal drawn amounts under the Revolver, and $27.5 million of commercial paper borrowings. Availability under the Revolver was $1.1 billion at June 30, 2019.

Commercial Paper Program.  In the second quarter of 2019, we increased our commercial paper program to $1.1 billion. Our commercial paper program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings bear interest at either a floating rate (based on LIBOR or other benchmarks), or a fixed rate, plus the applicable margin. Maturities of commercial paper can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At June 30, 2019, there were $27.5 million outstanding commercial paper notes.

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

There were $200.0 million in outstanding borrowings under the Receivables Facility at June 30, 2019. The Receivables Facility was supported by $225.0 million of accounts receivable as collateral at June 30, 2019 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

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

Product Liability. As a result of the 2017 cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all eligible U.S. consumers who signed up through January 31, 2018. We also provided free credit reports and scores, credit monitoring and identity theft protection for twenty four months to impacted consumers in Canada and the U.K. We have recorded the expenses necessary to provide this service to those who signed up. In the fourth quarter of 2018, the Company extended the free credit monitoring services for an additional twelve months for eligible U.S. consumers impacted by the 2017 cybersecurity incident by providing them the opportunity to enroll in Experian® IDNotify™ at no cost. As of June 30, 2019 and December 31, 2018, our product liability balance was $5.6 million and $12.7 million, respectively.

Future Costs. We are currently executing substantial initiatives in security and consumer support, and a company-wide transformation of our technology infrastructure, which we refer to as our technology transformation, and incurred substantial increased expenses and capital expenditures in the three and six months ended June 30, 2019 related to these initiatives. We expect to continue to incur significant expenses and capital expenditures in the remainder of 2019 and through 2020 related to these initiatives, although at levels slightly below those incurred in 2018.

We incurred significant legal and professional services expenses related to the lawsuits, claims and government investigations related to the 2017 cybersecurity incident in the three and six months ended June 30, 2019, and expect to continue to incur these expenses until these items are resolved. We will recognize the expenses referenced herein as they are incurred. In the three and six months ended June 30, 2019, we incurred elevated costs for insurance, finance and compliance activities, and expect to incur costs at these levels for the remainder of 2019.

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

On July 19, 2019 and July 22, 2019, as further described below, we entered into multiple agreements that resolve the U.S. Consumer MDL Litigation (as defined below) and the investigations of the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the Attorneys General of 48 states, the District of Columbia and Puerto Rico (the “MSAG Group”) and the New York Department of Financial Services (“NYDFS”) (collectively, the “Consumer Settlement”). Under the terms of the Consumer Settlement, if finally approved by the MDL Court (as defined below), the Company will contribute $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident.

The Consumer Restitution Fund will be used to (1) compensate affected consumers for certain unreimbursed costs or expenditures incurred by affected consumers that are fairly traceable to the 2017 cybersecurity incident, (2) provide affected consumers with an opportunity to enroll in at least four years of credit monitoring services provided by a third party unaffiliated with the Company or alternative compensation for affected consumers who already have other credit monitoring services, (3) provide affected consumers with additional benefits such as identity restoration services and (4) pay reasonable attorneys’ fees and reasonable costs and expenses for the plaintiffs’ counsel in the U.S. Consumer MDL Litigation (not to exceed $80.5 million) and administrative and notice costs.

The Company has agreed to contribute up to an additional $125 million to the Consumer Restitution Fund to cover unreimbursed costs and expenditures described in (1) above in the event the $380.5 million in the Consumer Restitution Fund is exhausted. In addition, if the number of affected consumers who enroll in the third party credit monitoring services described above in (2) exceeds seven million, the Company may be required, under certain circumstances, to contribute additional money into the Consumer Restitution Fund to cover the incremental cost of providing credit monitoring services to the additional affected consumers.

The Company also agreed to pay an additional $180.5 million to the MSAG Group and the following monetary penalties: (1) $100 million to the CFPB and (2) $10 million to the NYDFS. The Company has accrued its best estimate for estimated probable losses it expects to incur with respect to the Consumer Settlement. The Company also agreed to implement certain business practice commitments related to information security to safeguard the personal information of consumers, including conducting third party assessments of its information security program.

The agreement regarding the U.S. Consumer MDL Litigation is subject to approval by the U.S. District Court for the Northern District of Georgia. The settlement with the MSAG Group consists of substantially similar agreements with each of the participating jurisdictions, and each agreement is subject to court approval in the relevant jurisdiction. There can be no assurance that the courts in each relevant jurisdiction will approve the agreements which make up the Consumer Settlement. The Company’s participation in the Consumer Settlement does not constitute an admission by the Company of any fault or liability, and the Company does not admit fault or liability.

We face numerous other lawsuits and government investigations related to the 2017 cybersecurity incident that have not yet been resolved. These ongoing lawsuits and governmental investigations may result in additional judgments, fines, settlements or other relief. We dispute the allegations in the remaining lawsuits and intend to defend against such claims.

We believe it is probable that we will incur losses associated with certain of the proceedings and investigations related to the 2017 cybersecurity incident. We recorded accruals of $11.3 million and $701.3 million, respectively, in selling, general, and administrative expenses and other current liabilities in our Consolidated Statements of Income (Loss) and Balance Sheets, respectively, for the three and six months ending June 30, 2019, respectively, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described below based on a number of factors, such as the various stages of these proceedings and investigations, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The ultimate amount paid on these actions, claims and investigations in excess of the amount already accrued could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

Set forth below are descriptions of the main categories of lawsuits and investigations related to the 2017 cybersecurity incident.

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

Beginning on December 6, 2017 and pursuant to multiple subsequent orders, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation and transfer for pre-trial proceedings with respect to the U.S. cases pending in federal court discussed above, including the City of Chicago action, the Indian Tribal suits, and the Puerto Rico action, to the Northern District of Georgia as the single U.S. District Court for centralized pre-trial proceedings (the “MDL Court”). Based on these orders, consolidated proceedings with respect to U.S. consumer, small business and financial institution federal class actions and other lawsuits related to the 2017 cybersecurity incident have been conducted in the MDL Court. The MDL Court has established separate tracks for the consumer and financial institution class action cases and appointed lead counsel on behalf of plaintiffs in both tracks. We refer to the consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (Consumer Cases), as the “U.S. Consumer MDL Litigation.” Certain plaintiffs with cases pending in the MDL consolidated proceedings, including the Indian Tribe plaintiffs, Puerto Rico and the City of Chicago, have sought the establishment of additional tracks and other related relief. The MDL Court denied the request for a separate track by an individual plaintiff, but has not yet ruled on the remaining requests.

The Company moved to dismiss the consolidated class action complaints filed by the U.S. consumer, small business and financial institution plaintiffs in their entirety. On January 28, 2019, the MDL Court dismissed the small businesses’ consolidated class action complaint in its entirety. The MDL Court dismissed certain claims brought by the consumer and financial institution plaintiffs, while allowing other claims by those plaintiffs to proceed. Pursuant to case management orders issued by the MDL Court, consolidated pre-trial proceedings, including discovery between the parties, have been proceeding on the remaining claims of the U.S. consumer and financial institution plaintiffs.

As described above, in the third quarter of 2019, the Company entered into a settlement agreement that, upon approval by the MDL Court, will resolve and dismiss the claims asserted in the U.S. Consumer MDL Litigation. This settlement does not resolve the financial institution class action before the MDL Court or the actions by the City of Chicago or the Indian Tribes. The action by Puerto Rico will be dismissed with prejudice after the U.S. Consumer MDL Litigation settlement is approved.

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

TransUnion Litigation. On November 27, 2017, Trans Union LLC and TransUnion Interactive, Inc. (collectively, “TransUnion”) filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Equifax Information Services LLC, Equifax Inc., and Equifax Consumer Services LLC f/k/a Equifax Consumer Services, Inc. In its lawsuit, TransUnion asserts claims for declaratory relief, breach of contract, and anticipatory repudiation of contract based on our Reciprocal Data Supply Agreement (the “Agreement”), which sets forth the pricing terms for credit monitoring supplied by the parties to each other. TransUnion seeks a declaration regarding its contractual rights under the Agreement and monetary damages. On January 26, 2018, we moved to dismiss TransUnion’s claims. On June 19, 2018, the court granted in part and denied in part our motion to dismiss, dismissing Equifax Inc. from the case. On July 24, 2019, the parties executed a settlement agreement to settle the matter. The Company has accrued for estimated probable losses it expects to incur with respect to this matter.

Securities Class Action Litigation. A consolidated putative class action lawsuit alleging violations of certain federal securities laws in connection with statements and alleged omissions regarding our cybersecurity systems and controls is pending against us and our former Chairman and Chief Executive Officer in the U.S. District Court for the Northern District of Georgia. The consolidated complaint seeks certification of a class of all persons who purchased or otherwise acquired Equifax securities from February 25, 2016 through September 15, 2017 and unspecified monetary damages, costs and attorneys’ fees. The Company moved to dismiss the consolidated class action complaint in its entirety. On January 28, 2019, the court dismissed claims against certain individual defendants and claims challenging certain statements, but allowed other claims against Equifax and our former Chairman and Chief Executive Officer to proceed. Pursuant to scheduling and case management orders issued by the court, pre-trial proceedings, including discovery between the parties, are moving forward on the remaining claims.

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

Government Lawsuits. In addition to the City of Chicago’s and Commonwealth of Puerto Rico’s lawsuits in the MDL Court, the City of San Francisco filed a lawsuit against us in Superior Court in the County of San Francisco on behalf of the People of the State of California alleging violations of California’s unfair competition law due to purported violations of statutory protections of personal data and statutory data breach requirements and seeking statutory penalties, injunctive relief, and restitution for California consumers, among other relief. The court has stayed the City of San Francisco action until August 1, 2019.

Civil enforcement actions have been filed against us by the Attorneys General of Indiana, Massachusetts and West Virginia alleging violations of commonwealth/state consumer protection laws. The Indiana action, which was filed on May 6, 2019, is pending in the Superior Court of Marion County and seeks injunctive relief, civil penalties, restitution, costs and other relief. The Massachusetts action is pending in Suffolk Superior Court and seeks permanent injunctive relief, civil penalties, restitution, disgorgement of profits, costs and attorneys’ fees. The Suffolk Superior Court denied the Company’s motions to stay and dismiss the case, and the case is in discovery. On July 19, 2019, the Company entered into an agreement with the Attorney General of West Virginia to resolve the West Virginia lawsuit as part of the settlement with the MSAG Group. The lawsuit filed by the Attorney General of Puerto Rico was transferred to the MDL proceeding, as described above. On July 19, 2019, the

Company entered into an agreement with the Attorney General of Puerto Rico to resolve the lawsuit as part of the settlement with the MSAG Group.

Individual Consumer Litigation. Over 1,000 individual consumer actions, including multi-plaintiff actions, have been filed against us in state (general jurisdiction and small claims) and federal courts across the U.S. related to the 2017 cybersecurity incident. These claims have included more than 2,500 individual plaintiffs. In addition, approximately 50 individual arbitration claims have been filed. The plaintiffs/claimants in these cases have generally claimed to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking primarily monetary damages. Where possible, actions filed in federal court have been removed to federal court and noticed for transfer to the MDL Court. Many of these matters have been finally resolved, and others are in various stages.

Government Investigations. We continue to cooperate with federal, state, city and foreign governmental agencies and officials investigating or otherwise seeking information, testimony and/or documents, including through Civil Investigative Demands and subpoenas, regarding the 2017 cybersecurity incident and related matters, including the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, other U.S. state regulators, certain Congressional committees and the U.K.’s Financial Conduct Authority (“FCA”). In addition, the Puerto Rico Department of Consumer Affairs has issued Notices of Infraction related to the Company’s alleged failure to give timely notice of the 2017 cybersecurity incident under Puerto Rico law to the Department and Puerto Rico consumers.

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

The New York State Attorney General Investor Protection Bureau (“IPB”) issued a subpoena on September 20, 2017 relating to an investigation of whether there has been a violation of the Martin Act. We have continued to cooperate with the IPB in its investigation.

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

In addition to the ongoing investigations described above, a number of governmental investigations have concluded, including the following described below.

As described above, on July 19, 2019, the Company resolved the consolidated multi-state investigation involving the Attorneys General of 48 states, the District of Columbia and Puerto Rico. As noted above, the Attorneys General of Indiana and Massachusetts did not participate in the multi-state process and each have filed suit. The Attorney General of Texas conducted a separate investigation, and resolved its investigation as part of the MSAG Group settlement. The settlement with the MSAG Group consists of substantially similar agreements with each of the participating jurisdictions, and each agreement is subject to court approval in the relevant jurisdiction.

As described above, the Company entered into agreements with the CFPB, FTC and NYDFS to resolve their investigations. The agreements with the CFPB and the FTC were approved by the U.S. District Court for the Northern District of Georgia.

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

Public Records Litigation
Equifax has been named as a defendant in 19 putative class action lawsuits pending in federal courts across the country relating to its reporting of civil judgments and tax liens on consumers’ credit files. In October 2018, Equifax and the plaintiffs’ attorneys who filed the lawsuits reached an agreement in principle to settle the public records-related claims at issue on behalf of a nationwide class of consumers and we accrued an estimate of $18.5 million for our liability for these matters in the third quarter of 2018. The amount accrued represents our best estimate of the liability related to this matter. The parties have filed notices of settlement in the pending lawsuits, and on April 17, 2019, the plaintiffs filed a motion for preliminary approval of the nationwide class action settlement in the case titled Mark William Thomas, et al. v. Equifax Information Services LLC. On May 14, 2019, the court preliminarily approved the settlement and scheduled a final approval hearing for September 13, 2019. If the settlement is not finally approved by the court, Equifax believes it has valid defenses to each of these actions and will continue to defend against them.
Data Processing, Outsourcing Services and Other Agreements

We have separate agreements with Google, IBM, Tata Consultancy Services and others to outsource portions of our network infrastructure, computer data processing operations, applications development, business continuity and recovery services, help desk service and desktop support functions, operation of our voice and data networks, maintenance and related functions and to provide certain other administrative and operational services. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay significant termination fees.

Guarantees and General Indemnifications

We may issue standby letters of credit and performance and surety bonds in the normal course of business. The aggregate notional amounts of all performance and surety bonds and standby letters of credit was not material at June 30, 2019, and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business is not material at June 30, 2019. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management variable interest entity under its commercial agreements.

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

We cannot reasonably estimate our potential future payments under the guarantees and indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees and indemnities on our Consolidated Balance Sheets at June 30, 2019 or December 31, 2018.

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

7. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2015 with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $4.4 million.

Effective Tax Rate

Our effective income tax rate is 23.3% for the three months ended June 30, 2019 compared to 13.7% for the three months ended June 30, 2018. Our effective income tax rate is 12.2% for the six months ended June 30, 2019 compared to 18.0% for the six months ended June 30, 2018. Our second quarter 2018 tax rate was favorably impacted by a settlement with tax authorities of uncertain tax positions related to the 2016 and 2017 tax years. Our effective tax rate is lower for the six months ending June 30, 2019 as compared to 2018 due to permanent tax differences resulting from the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident. We computed second quarter and year-to-date income taxes for 2019 using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss. We believe that this method yields a more reliable income tax calculation for the period due to the uncertainty associated with the estimate of our annual domestic pre-tax book income due to the ongoing litigation, claims, and government investigations related to the 2017 cybersecurity incident.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the six months ended June 30, 2019, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2018	$(328.0)	$(297.1)	$(1.2)	$(626.3)
Other comprehensive income (loss) before reclassifications	(19.8)	—	0.1	(19.7)
Amounts reclassified from accumulated other comprehensive income	—	6.0	—	6.0
Net current-period other comprehensive income	(19.8)	6.0	0.1	(13.7)
Balance, June 30, 2019	$(347.8)	$(291.1)	$(1.1)	$(640.0)

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2019, are as follows:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$(0.4)	(1)
Recognized actuarial loss	8.0	(1)
	7.6	Total before tax
	(1.6)	Tax benefit
	$6.0	Net of tax

(1)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (See Note 9 Benefit Plans for additional details).

Changes in accumulated other comprehensive income (loss) related to noncontrolling interests were not material as of June 30, 2019.

9. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2018 Form 10-K.

The following table provides the components of net periodic benefit cost. The service cost component is included in selling, general and administrative expenses and the other components of net periodic benefit cost are included in other income, net in the Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2019 and 2018:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Service cost	$0.7	$0.9	$0.1	$0.1
Interest cost	7.1	6.7	0.2	0.2
Expected return on plan assets	(9.0)	(9.6)	(0.2)	(0.3)
Amortization of prior service cost	0.1	0.1	(0.3)	(0.3)
Recognized actuarial loss	3.7	5.0	0.3	0.4
Total net periodic benefit cost	$2.6	$3.1	$0.1	$0.1

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Service cost	$1.4	$1.8	$0.2	$0.2
Interest cost	14.2	13.4	0.4	0.4
Expected return on plan assets	(18.0)	(19.2)	(0.4)	(0.6)
Amortization of prior service cost	0.2	0.2	(0.6)	(0.6)
Recognized actuarial loss	7.4	10.0	0.6	0.8
Total net periodic benefit cost	$5.2	$6.2	$0.2	$0.2

10. RESTRUCTURING CHARGES

In the first quarter of 2019 and the fourth quarter of 2018, we recorded $11.5 million ($8.8 million, net of tax) and $46.1 million ($35.0 million, net of tax) of restructuring charges, respectively, all of which were recorded in selling, general and administrative expenses on our Consolidated Statements of (Loss) Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives. The 2019 and 2018 restructuring charges primarily relate to a reduction in headcount. We paid $4.1 million and $6.3 million of the 2019 and 2018 restructuring charges, respectively, in the second quarter of 2019. We paid $5.0 million and $16.4 million of the 2019 and 2018 restructuring charges, respectively, in the first six months of 2019. The remaining payments for both charges will be completed in 2019.

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

Operating revenue and operating income by operating segment during the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating revenue:	2019	2018	2019	2018
U.S. Information Solutions	$332.7	$324.6	$631.0	$631.5
International	229.0	250.3	454.1	494.8
Workforce Solutions	230.1	207.6	458.6	418.7
Global Consumer Solutions	88.2	94.4	182.4	197.6
Total operating revenue	$880.0	$876.9	$1,726.1	$1,742.6

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating income:	2019	2018	2019	2018
U.S. Information Solutions	$117.9	$126.3	$214.0	$237.2
International	22.7	37.0	33.9	73.7
Workforce Solutions	95.6	83.9	191.8	173.9
Global Consumer Solutions	12.8	19.0	24.3	49.1
General Corporate Expense	(135.2)	(72.6)	(968.0)	(196.1)
Total operating (loss) income	$113.8	$193.6	$(504.0)	$337.8

Total assets by operating segment at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
(In millions)	2019	2018
Total assets:
U.S. Information Solutions	$2,285.7	$1,654.8
International	2,967.8	2,959.1
Workforce Solutions	1,230.5	1,249.5
Global Consumer Solutions	269.5	255.0
General Corporate	720.0	1,034.8
Total assets	$7,473.5	$7,153.2

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

Product Liability. As a result of the 2017 cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all eligible U.S. consumers who signed up through January 31, 2018. We also provided free credit reports and scores, credit monitoring and identity theft protection for twenty four months to impacted consumers in Canada and the U.K. We have recorded the expenses necessary to provide this service to those who signed up. In the fourth quarter of 2018, the Company extended the free credit monitoring services for an additional twelve months for eligible U.S. consumers impacted by the 2017 cybersecurity incident by providing them the opportunity to enroll in Experian® IDNotify™ at no cost. As of June 30, 2019 and December 31, 2018, our product liability balance was $5.6 million and $12.7 million, respectively.

Litigation, Claims and Government Investigations. As a result of the 2017 cybersecurity incident, we are subject to a significant number of proceedings and investigations as described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q.

In July 2019, as further described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q, we entered into multiple agreements that resolve the U.S. Consumer MDL Litigation (as defined in “Item 1. Legal Proceedings”) and the investigations of the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the Attorneys General of 48 states, the District of Columbia and Puerto Rico (the “MSAG Group”) and the New York Department of Financial Services (“NYDFS”) (collectively, the “Consumer Settlement”). Under the terms of the Consumer Settlement, if finally approved by the court, the Company will contribute $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident. The Company has agreed to contribute up to an additional $125 million to the Consumer Restitution Fund to cover certain unreimbursed costs and expenditures of affected consumers in the event the $380.5 million in the Consumer Restitution Fund is exhausted. In addition, if the number of affected consumers who enroll in third party credit monitoring services exceeds seven million, the Company may be required, under certain circumstances, to contribute additional money into the Consumer Restitution Fund to cover the incremental cost of providing credit monitoring services to the additional affected consumers.

The Company also agreed to pay an additional $180.5 million to the MSAG Group and the following monetary penalties: (1) $100 million to the CFPB and (2) $10 million to the NYDFS. The Company expects to pay the MSAG Group, the CFPB and the NYDFS in the third quarter of 2019. The Company expects to contribute approximately $25 million to the Consumer Restitution Fund in the third quarter of 2019. The contribution of the remainder of the $380.5 million to the Consumer Restitution Fund will be made after final court approval of the Consumer Settlement, which could occur as early as the fourth quarter of 2019. Our current plans are to finance the payments with existing borrowing capacity, including under our $1.1 billion five-year unsecured revolving credit facility and our $225 million receivables funding facility.

We believe it is probable that we will incur losses associated with certain of the proceedings and investigations related to the 2017 cybersecurity incident. We recorded accruals of $11.3 million and $701.3 million, respectively, in selling, general, and administrative expenses and other current liabilities in our Consolidated Statements of Income (Loss) and Balance Sheets, respectively, for the three and six months ending June 30, 2019, respectively, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q based on a number of factors, such as the various stages of these proceedings and investigations, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The ultimate amount paid on these actions, claims and investigations in excess of the amount already accrued could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

Future Costs. We are currently executing substantial initiatives in security and consumer support, and a company-wide transformation of our technology infrastructure, which we refer to as our technology transformation, and incurred substantial increased expenses and capital expenditures in the three and six months ended June 30, 2019 related to these initiatives. We expect to continue to incur significant expenses and capital expenditures in the remainder of 2019 and through 2020 related to these initiatives, although at levels slightly below those incurred in 2018.
We incurred significant legal and professional services expenses related to the lawsuits, claims and government investigations related to the 2017 cybersecurity incident in the three and six months ended June 30, 2019, and expect to continue to incur these expenses until these items are resolved. We will recognize the expenses referenced herein as they are incurred. In the three and six months ended June 30, 2019, we incurred elevated costs for insurance, finance and compliance activities, and expect to incur costs at these levels for the remainder of 2019.
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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore, and the United Arab Emirates, have an investment in a consumer and commercial credit information company in Brazil, and have an investment in an identity authentication company in Canada. Approximately 73% and 70% of our revenue was generated in the U.S. during the three months ended June 30, 2019 and 2018, respectively. Approximately 72% and 70% of our revenue was generated in the U.S. during the six months ended June 30, 2019 and 2018, respectively.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and six months ended June 30, 2019 and 2018 were as follows:

	Key Performance Indicators
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share data)		(In millions, except per share data)
Operating revenue	$880.0	$876.9	$1,726.1	$1,742.6
Operating revenue change	—%	2%	(1)%	3%
Operating income (loss)	$113.8	$193.6	$(504.0)	$337.8
Operating margin	12.9%	22.1%	(29.2)%	19.4%
Net income (loss) attributable to Equifax	$66.8	$144.8	$(489.1)	$235.8
Diluted earnings per share	$0.55	$1.19	$(4.02)	$1.94
Cash provided by operating activities	$217.0	$235.2	$248.0	$354.8
Capital expenditures*	$(103.5)	$(92.0)	$(198.2)	$(148.8)
*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•
We did not repurchase shares of our common stock during the first six months of 2019. At June 30, 2019, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

•	We paid out $94.2 million or $0.78 per share in dividends to our shareholders during the first six months of 2019.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, small commercial credit and marketing activity. Demand is also enhanced by our initiatives to expand our products, capabilities, and markets served. In the United States, we expect 2019 economic activity, as measured by GDP, to be down from the levels seen in the second half of 2018. We expect modest growth in consumer credit, excluding mortgage, over the course of 2019. U.S. Mortgage market originations were weaker in the first half of 2019 versus 2018, are expected to improve in the second half of 2019 and are expected to be down marginally for the full year of 2019 versus 2018. We anticipate 2019 economic activity, as measured by GDP, in Canada to be at the levels seen in the second half of 2018 with the second half of 2019 up slightly from the first half of 2019. In Australia, as measured by GDP, we anticipate 2019 economic activity to be at similar levels as seen in the second half of 2018, with slight improvement in the second half of 2019. Consumer and commercial credit markets in Australia weakened substantially in the second half of 2018 and have remained weak through the first half of 2019. We expect this weakness to continue throughout 2019. In the European markets we serve, the U.K., Spain and Portugal, we are expecting 2019 economic activity, as measured by GDP, to be at or slightly below the levels in 2018. In Latin America, our two largest markets are in Chile and Argentina. In Chile, we are expecting economic activity in 2019 to be down compared to 2018. In Argentina, the market weakened significantly in 2018. We are expecting continued weakness throughout 2019.

The 2017 cybersecurity incident is expected to continue to impact revenue growth, principally in our USIS and Global Consumer Solutions businesses. We have incurred, in the first six months of 2019, and will continue to incur, throughout 2019, legal, consulting and other costs related to the analysis and response to the 2017 cybersecurity incident. Additionally, we will continue to incur increased costs and capital expenditures related to our technology transformation, which includes costs for enhanced data security. In the remainder of 2019 and beyond, we will continue to have increases in the ongoing run-rate of technology and security spending. We also expect to continue to incur increased expenses for insurance, finance, compliance activities, and to meet increased legal and regulatory requirements. The ultimate amount of these increases is expected to be significant.

As a result of the 2017 cybersecurity incident, we are subject to a significant number of proceedings and investigations as described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q. We believe it is probable that we will incur losses associated with certain of the proceedings and investigations related to the 2017 cybersecurity incident. We recorded accruals of $11.3 million and $701.3 million, respectively, in selling, general, and administrative expenses and other current liabilities in our Consolidated Statements of Income (Loss) and Balance Sheets, respectively, for the three and six months ending June 30, 2019, respectively, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q based on a number of factors, such as the various stages of these proceedings and investigations, that alleged damages have not been specified or are uncertain, the uncertainty and complexity of achieving a multi-party resolution, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. As such, as of any given date, we could have exposure to losses as to which no liability has been accrued or as to which the accrued liability is inadequate. The ultimate amount paid on these actions, claims and investigations in excess of the amount already accrued could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Consolidated Financial Results

Operating Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2019	2018	$	%	2019	2018	$	%
	(In millions)				(In millions)
U.S. Information Solutions	$332.7	$324.6	$8.1	2%	$631.0	$631.5	$(0.5)	—%
International	229.0	250.3	(21.3)	(9)%	454.1	494.8	(40.7)	(8)%
Workforce Solutions	230.1	207.6	22.5	11%	458.6	418.7	39.9	10%
Global Consumer Solutions	88.2	94.4	(6.2)	(7)%	182.4	197.6	(15.2)	(8)%
Consolidated operating revenue	$880.0	$876.9	$3.1	—%	$1,726.1	$1,742.6	$(16.5)	(1)%

Revenue increased by $3.1 million and decreased by $16.5 million, or 1%, in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. Total revenue was negatively impacted by foreign exchange rates, which decreased revenue, on a local currency basis, by $22.7 million and $48.8 million, or 3%, for the second quarter and first six months of 2019, respectively, compared to the same periods in 2018.

Revenue in the second quarter increased slightly due to growth in our USIS and Workforce Solutions segments, offset by declines in our International and Global Consumer Solutions segments.

Revenue in the first six months declined due to decreases in our International and Global Consumer Solutions segments, partially offset by growth in our Workforce Solutions segment.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Expenses	2019	2018	$	%	2019	2018	$	%
	(In millions)				(In millions)
Consolidated cost of services	$376.9	$348.6	$28.3	8%	$764.4	$691.5	$72.9	11%
Consolidated selling, general and administrative expenses	306.8	257.5	49.3	19%	1,305.6	558.0	747.6	134%
Consolidated depreciation and amortization expense	82.5	77.2	5.3	7%	160.1	155.3	4.8	3%
Consolidated operating expenses	$766.2	$683.3	$82.9	12%	$2,230.1	$1,404.8	$825.3	59%

Cost of services increased $28.3 million and $72.9 million in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. We incurred increased technology and data security costs in the second quarter and first six months of 2019 as compared to 2018. The remaining increase is due to increased royalty, technology, and people costs. The impact of changes in foreign exchange rates on costs of services was a decrease of $10.0 million and $21.8 million in the second quarter and first six months of 2019, respectively.

Selling, general and administrative expenses increased $49.3 million and $747.6 million in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. The increases are primarily due to accruals for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident of $11.3 million and $701.3 million in the second quarter and first six months of 2019, respectively, a restructuring charge of $11.5 million in the first quarter of 2019, and transaction costs related to the PayNet acquisition of $6.3 million in the second quarter of 2019. The remaining increase was driven by an increase in advertising costs in both periods of 2019 and insurance recoveries of $35.0 million and $45.0 million in the second quarter and first six months of 2018, respectively. The impact of changes in foreign currency exchange rates decreased selling, general and administrative expenses by $7.3 million and $15.8 million in the second quarter and first six months of 2019, respectively.

Depreciation and amortization expense increased $5.3 million and $4.8 million for the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. The increases are due to the amortization of capitalized internal-use software and system costs and depreciation of production equipment which were partially offset by a decrease in amortization of purchased intangibles.

Operating Income and Operating Margin

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Consolidated Operating Income (Loss)	2019	2018	$	%		2019	2018	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$880.0	$876.9	$3.1	—%		$1,726.1	$1,742.6	$(16.5)	(1)%
Consolidated operating expenses	766.2	683.3	82.9	12%		2,230.1	1,404.8	825.3	59%
Consolidated operating income (loss)	$113.8	$193.6	$(79.8)	(41)%		$(504.0)	$337.8	$(841.8)	(249)%
Consolidated operating margin	12.9%	22.1%		(9.2	) pts	(29.2)%	19.4%		(48.6	) pts

Total company operating margin decreased by 9.2% and 48.6% in the second quarter and first six months of 2019 compared to the same periods in 2018, primarily due to the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident, the aforementioned incremental technology and data security costs, the restructuring charge, and the timing of insurance recoveries in 2018. The remaining decrease is due to increases in royalty, technology, and advertising costs.

Interest Expense and Other Income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Interest Expense and Other Income, net	2019	2018	$	%	2019	2018	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(27.6)	$(26.4)	$(1.2)	5%	$(54.3)	$(50.3)	$(4.0)	8%
Consolidated other income (expense), net	2.8	2.2	0.6	nm	4.9	5.1	(0.2)	nm
Average cost of debt	3.9%	3.9%			3.9%	3.7%
Total consolidated debt, net, at quarter end	$2,865.6	$2,632.4	$233.2	9%	$2,865.6	$2,632.4	$233.2	9%
nm - not meaningful

Interest expense increased $1.2 million and $4.0 million for the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. The increases are due to the increase in debt in both periods from the draw down on our Receivables Facility. The increase in the first six months is also due to a slight increase in our overall average cost of debt resulting from the issuance of the Senior Notes in May 2018.

Other income, net, slightly increased and slightly decreased in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. The second quarter increase is due to higher earnings on certain equity method investments. The decrease in the first six months is due to losses on foreign currency including the foreign exchange impact of remeasuring the peso denominated monetary assets and liabilities as a result of the Argentine economy being deemed highly inflationary by accounting policymakers and a decrease in interest income, partially offset by higher earnings on certain equity method investments.

Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated (Provision) Benefit for Income Taxes	2019	2018	$	%	2019	2018	$	%
	(In millions)				(In millions)
Consolidated (provision) benefit for income taxes	$(20.7)	$(23.3)	$2.6	(11)%	$67.3	$(52.6)	$119.9	(228)%
Effective income tax rate	23.3%	13.7%			12.2%	18.0%

Our effective income tax rate is 23.3% for the three months ended June 30, 2019 compared to 13.7% for the three months ended June 30, 2018. Our effective income tax rate is 12.2% for the six months ended June 30, 2019 compared to 18.0% for the six months ended June 30, 2018. Our second quarter 2018 tax rate was favorably impacted by a settlement with tax authorities of uncertain tax positions related to the 2016 and 2017 tax years. Our effective tax rate is lower for the six months ending June 30, 2019 as compared to 2018 due to permanent tax differences resulting from the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident. We computed second quarter and year-to-date income taxes for 2019 using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss. We believe that this method yields a more reliable income tax calculation for the period due to the uncertainty associated with the estimate of our annual domestic pre-tax book income due to the ongoing litigation, claims, and government investigations related to the 2017 cybersecurity incident.

Net Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Net Income (Loss)	2019	2018	$	%	2019	2018	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income (loss)	$113.8	$193.6	$(79.8)	(41)%	$(504.0)	$337.8	$(841.8)	(249)%
Consolidated other expense, net	(24.8)	(24.2)	(0.6)	2%	(49.4)	(45.2)	(4.2)	9%
Consolidated (provision) benefit for income taxes	(20.7)	(23.3)	2.6	(11)%	67.3	(52.6)	119.9	(228)%
Consolidated net income (loss)	68.3	146.1	(77.8)	(53)%	(486.1)	240.0	(726.1)	(303)%
Net income attributable to noncontrolling interests	(1.5)	(1.3)	(0.2)	15%	(3.0)	(4.2)	1.2	(28)%
Net income (loss) attributable to Equifax	$66.8	$144.8	$(78.0)	(54)%	$(489.1)	$235.8	$(724.9)	(307)%
Diluted earnings per common share:
Net income (loss) attributable to Equifax	$0.55	$1.19	$(0.64)	(54)%	$(4.02)	$1.94	$(5.96)	(307)%
Weighted-average shares used in computing diluted earnings per share	122.0	121.4			121.8	121.4

Consolidated net (loss) income decreased by $77.8 million and $726.1 million in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018 due to decreased operating income primarily due to the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident and the aforementioned technology and data security costs, net of the related tax benefits of these expenses.

Segment Financial Results

USIS

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
U.S. Information Solutions	2019	2018	$	%		2019	2018	$	%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$246.1	$224.1	$22.0	10%		$463.8	$443.8	$20.0	5%
Mortgage Solutions	35.6	45.5	(9.9)	(22)%		67.8	87.2	(19.4)	(22)%
Financial Marketing Services	51.0	55.0	(4.0)	(7)%		99.4	100.5	(1.1)	(1)%
Total operating revenue	$332.7	$324.6	$8.1	2%		$631.0	$631.5	$(0.5)	—%
% of consolidated revenue	38%	37%				37%	37%
Total operating income	$117.9	$126.3	$(8.4)	(7)%		$214.0	$237.2	$(23.2)	(10)%
Operating margin	35.4%	38.9%		(3.5	)pts	33.9%	37.6%		(3.7	)pts

USIS revenue increased by 2% and remained flat in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. The changes are due to increases in revenue from acquisitions and core credit decisioning services. The second quarter increases were partially offset by declines in Mortgage Solutions due to channel shift and a decrease in project related revenue. The increases in core credit decisioning in the first six months were offset by declines in the U.S. mortgage market transaction volumes, impacting both our Mortgage Solutions and Online Information Solutions revenue.

Online Information Solutions

Revenue increased by 10% and 5% in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. The increase in the first quarter is due to revenue from acquisitions, an increase in core credit decisioning services volumes, and revenue from our identity and fraud solutions.

Mortgage Solutions

Revenue decreased by 22% for both the second quarter and first six months of 2019 compared to the same periods in 2018. The decrease in both periods is due to channel shift between our Mortgage Solutions and Online Information Solutions businesses. The decrease in the first six months is also due to the decline in the mortgage market.

Financial Marketing Services

Revenue decreased by 7% and 1% for the second quarter and first six months of 2019, respectively, compared to the same period in 2018. The decreases are due to a decrease in project related revenue.

USIS Operating Margin

USIS operating margin decreased from 38.9% in the second quarter of 2018 to 35.4% in the second quarter of 2019, and decreased from 37.6% in the first six months of 2018 to 33.9% in the first six months of 2019. The margin reduction was due to the increase in technology and data security and royalty costs, partially offset by decreased people costs.

International

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
International	2019	2018	$	%		2019	2018	$	%
	(In millions)					(In millions)
Operating revenue:
Asia Pacific	$75.9	$86.1	$(10.2)	(12)%		$149.0	$168.5	$(19.5)	(12)%
Europe	66.0	72.3	(6.3)	(9)%		134.5	143.0	(8.5)	(6)%
Latin America	47.6	54.2	(6.6)	(12)%		94.8	110.1	(15.3)	(14)%
Canada	39.5	37.7	1.8	5%		75.8	73.2	2.6	4%
Total operating revenue	$229.0	$250.3	$(21.3)	(9)%		$454.1	$494.8	$(40.7)	(8)%
% of consolidated revenue	26%	28%				26%	28%
Total operating income	$22.7	$37.0	$(14.3)	(39)%		$33.9	$73.7	$(39.8)	(54)%
Operating margin	9.9%	14.8%		(4.9	)pts	7.5%	14.9%		(7.4)%

International revenue decreased by 9% and 8% in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. Local currency revenue growth for the second quarter and first six months of 2019 was flat and 1%, respectively, driven by growth across the Latin America and Canada regions, offset by declines in the Asia Pacific region in both periods and the Europe region in the second quarter. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $22.1 million, or 9%, and $47.7 million, or 10%, during the second quarter and first six months of 2019, respectively.

Asia Pacific

On a local currency basis, revenue decreased by 5% and 4% in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. The decrease is driven by weak consumer and commercial lending markets in Australia resulting in declines in consumer lending and direct-to-consumer related revenue. Local currency fluctuations negatively impacted revenue by $6.0 million, or 7%, and $13.3 million, or 8%, for the second quarter and first six months of 2019, respectively. Reported revenue decreased by 12% in both the second quarter and first six months of 2019, respectively.

Europe

On a local currency basis, revenue decreased by 3% and was flat in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. The changes in both periods are primarily due to declines in our debt services revenue. For the first six months, credit operations revenue growth offset the declines in debt services revenue. In the second quarter of 2019, credit operations revenue declined, as declines in the U.K. more than offset growth in Spain. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $4.0 million, or 6%, and $9.0 million, or 6%, for the second quarter and first six months of 2019, respectively. Reported revenue decreased by 9% and 6% in the second quarter and first six months of 2019, respectively.

Latin America

On a local currency basis, revenue increased by 8% and 6% in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. The increase is driven by growth in Argentina and Chile. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $10.6 million, or 20%, and $22.1 million, or 20%, in the second quarter and first six months of 2019, respectively, primarily from Argentina and Chile. Reported revenue decreased by 12% and 14% in the second quarter and first six months of 2019, respectively.

Canada

On a local currency basis, revenue increased by 9% and 8% in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. The increase is due to broad based revenue growth including growth from acquisitions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.5 million, or 4%, and $3.3 million, or 5%, in the second quarter and first six months of 2019, respectively. Reported revenue increased by 5% and 4% in the second quarter and first six months of 2019, respectively.

International Operating Margin

Operating margin decreased from 14.8% in the second quarter of 2018 to 9.9% in the second quarter of 2019 and from 14.9% in the first six months of 2018 to 7.5% in the first six months of 2019. The reduced margins are due to an increase in technology and data security, production, and people costs.

Workforce Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Workforce Solutions	2019	2018	$	%		2019	2018	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$172.3	$149.3	$23.0	15%		$321.2	$277.7	$43.5	16%
Employer Services	57.8	58.3	(0.5)	(1)%		137.4	141.0	(3.6)	(3)%
Total operating revenue	$230.1	$207.6	$22.5	11%		$458.6	$418.7	$39.9	10%
% of consolidated revenue	26%	24%				27%	24%
Total operating income	$95.6	$83.9	$11.7	14%		$191.8	$173.9	$17.9	10%
Operating margin	41.6%	40.4%		1.2	pts	41.8%	41.5%	44.9%	0.3	pts

Workforce Solutions revenue increased by 11% and 10% in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. The increases for the second quarter and first six months were due to strong growth in Verification Services and were partially offset by decreased revenue in our tax management services and our Affordable Care Act compliance services.

Verification Services

Revenue increased by 15% and 16% in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018 due to strong growth in mortgage, government, talent solutions, financial, and healthcare verticals, and continued addition of new records to The Work Number database.

Employer Services

Revenue decreased by 1% and 3% in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. The decrease is due to declines in our tax management services and Affordable Care Act compliance services. These decreases were partially offset by revenue from acquisitions.

Workforce Solutions Operating Margin

Operating margin increased from 40.4% for the second quarter of 2018 to 41.6% for the second quarter of 2019 and from 41.5% for the first six months in 2018 to 41.8% for the first six months of 2019. The increased margins were due to the increase in revenue.

Global Consumer Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Global Consumer Solutions	2019	2018	$	%		2019	2018	$	%
	(In millions)					(In millions)
Total operating revenue	$88.2	$94.4	$(6.2)	(7)%		$182.4	$197.6	$(15.2)	(8)%
% of consolidated revenue	10%	11%				10%	11%	—%
Total operating income	$12.8	$19.0	$(6.2)	(33)%		$24.3	$49.1	$(24.8)	(51)%
Operating margin	14.5%	20.1%		(5.6	)pts	13.3%	24.8%		(11.5	)pts

Revenue decreased by 7% and 8% for the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. Local currency revenue decreased 6% and 7% in the second quarter and first six months of 2019, respectively. The decreases in both periods are primarily due to decreases in our consumer direct revenue in the U.S and the U.K. In the second quarter of 2019, partner revenue was down primarily due to timing of project related U.S. partner revenue. In the U.S., we ceased advertising our consumer paid products in the U.S. in September 2017 following the cybersecurity incident. We resumed advertising our U.S. consumer paid products in the fourth quarter of 2018 and expect to see the related benefit to new consumer revenue in the second half of 2019. In the U.K., direct-to-consumer revenue was negatively impacted by the Global Data Protection Regulations that were implemented in May 2018. Local currency fluctuations negatively impacted revenue by $0.6 million, or 1%, and $1.2 million, or 1%, for the second quarter and first six months of 2019, respectively.

Global Consumer Solutions Operating Margin

Operating margin decreased from 20.1% in the second quarter of 2018 to 14.5% in the second quarter of 2019 and from 24.8% in the first six months of 2018 to 13.3% in the first six months of 2019. The reduced margin in the second quarter is due to lower revenue and an increase in advertising costs, partially offset by decreased people costs. The reduced margin in the first six months is due to lower revenue and an increase in advertising and technology and data security costs, partially offset by decreased people costs.

General Corporate Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
General Corporate Expense	2019	2018	$	%	2019	2018	$	%
	(In millions)				(In millions)
General corporate expense	$135.2	$72.6	$62.6	86%	$968.0	$196.1	$771.9	394%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, security, data and analytics, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense increased $62.6 million and $771.9 million in the second quarter and first six months of 2019, respectively, compared to the prior year period. The increase is primarily due to accruals for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident of $11.3 million and $701.3 million in the second quarter and first six months of 2019, respectively. The remaining increase is primarily due to technology and data security costs, a restructuring charge of $11.5 million in the first quarter of 2019 and people costs. Additionally, the 2018 periods received the benefit of insurance recoveries of $35.0 million and $45.0 million in the second quarter and first six months, respectively.

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

Sources and Uses of Cash

Funds generated by operating activities, our Revolver and related commercial paper program and our Receivables Facility, more fully described below, are our most significant sources of liquidity. As noted above, the Company expects to make payments to resolve certain legal proceedings and investigations related to the 2017 cybersecurity incident, described more fully in Part II, "Item 1. Legal Proceedings" in this Form 10-Q. The Company also agreed to pay an additional $180.5 million to the MSAG Group and the following monetary penalties: (1) $100 million to the CFPB and (2) $10 million to the NYDFS. The Company expects to pay the MSAG Group, the CFPB and the NYDFS in the third quarter of 2019. The Company expects to contribute approximately $25 million to the Consumer Restitution Fund in the third quarter of 2019. The contribution of the remainder of the $380.5 million to the Consumer Restitution Fund will be made after final court approval of the Consumer Settlement, which could occur as early as the fourth quarter of 2019. Our current plans are to finance the payments with existing borrowing capacity, including under our $1.1 billion five-year unsecured revolving credit facility and our $225 million receivables funding facility. Thus, funds generated by operating activities are not expected to be sufficient to fund working capital and other cash requirements throughout 2019 and 2020. The Company has sufficient committed financing in our Revolver and Receivables Facility to cover the expected shortfall. If necessary, we could exercise the accordion feature on our Revolver and/or finance using the public and private corporate bond markets and/or syndicated loan markets.

In the second quarter and first six months of 2019, we recorded accruals for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident of $11.3 million and $701.3 million, respectively. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations resulting from the 2017 cybersecurity incident. Such potential payments, if great enough, could have an adverse effect on our liquidity. In this case, funds generated from operating activities and our credit facilities may not be sufficient to pay such damages, costs, penalties, and fines. See Part I, “Item 1A. Risk Factors—The government investigations and litigation resulting from the 2017 cybersecurity incident will continue to adversely impact our business and results of operations” in our 2018 Form 10-K and Part II, "Item 1. Legal Proceedings" in this Form 10-Q. At June 30, 2019, $1.1 billion and $25.0 million were available to borrow under our Revolver and Receivables Facility, respectively, and we had cash and cash equivalents of $135.8 million included in our Consolidated Balance Sheets. In the event that additional financing is needed, we would exercise the accordion feature on our Revolver and/or finance using the public and private corporate bond markets and/or syndicated loan markets, if available.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of June 30, 2019, we held $124.5 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2019	2018	2019 vs. 2018
	(In millions)
Operating activities	$248.0	$354.8	$(106.8)
Investing activities	$(468.3)	$(149.4)	$(318.9)
Financing activities	$129.8	$(205.0)	$334.8

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2019 decreased by $106.8 million from the prior year. The decrease is due to the increased incremental data and security costs as a result of our technology transformation and the related change in deferred income taxes, as well as $80.0 million in insurance proceeds received in 2018, partially offset by changes in our working capital position.
Investing Activities

Capital Expenditures

	Six Months Ended June 30,		Change
Net cash used in:	2019	2018	2019 vs. 2018
	(In millions)
Capital expenditures*	$(208.5)	$(118.7)	$(89.8)
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

Capital expenditures paid in the first six months of 2019 increased by $89.8 million from the same period in 2018 as we are continuing to invest in enhanced technology systems, infrastructure and data security after the 2017 cybersecurity incident and due to the timing of payments for capital expenditure-related payables.

Acquisitions, Divestitures and Investments

	Six Months Ended June 30,		Change
Net cash used in:	2019	2018	2019 vs. 2018
	(In millions)
Acquisitions, net of cash acquired	$(234.8)	$(30.7)	$(204.1)

During the first six months of 2019, we completed the acquisition of PayNet in our USIS and International operating segments and completed an additional acquisition in our Workforce Solutions segment. During the first six months of 2018, we completed acquisitions in our Workforce Solutions and International segments.

Financing Activities

Borrowings and Credit Facility Availability

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2019	2018	2019 vs. 2018
	(In millions)
Net short-term borrowings (repayments)	$27.2	$(960.2)	$987.4
Payments on long-term debt	$(50.0)	$(100.0)	$50.0
Borrowings on long-term debt	$250.0	$994.8	$(744.8)

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

In the second quarter of 2019, we increased our commercial paper program to $1.1 billion. Our commercial paper (CP) program has been established to allow for borrowing through the private placement of CP with maturities ranging from overnight to 397 days. We may use the proceeds of CP for general corporate purposes. The CP program is supported by our Revolver and the total amount of CP which may be issued is reduced by the amount of any outstanding borrowings under our Revolver.

As of June 30, 2019, there were $0.8 million of letters of credit issued under the Revolver, no principal drawn amounts under the Revolver, and $27.5 million of commercial paper borrowings. Availability under the Revolver was $1.1 billion at June 30, 2019.

At June 30, 2019, 82% of our debt was fixed-rate debt and 18% was effectively variable debt. Our variable-rate debt consists of the Floating Rate Senior Notes, our commercial paper, and our Receivables Facility. The interest rates reset periodically, depending on the terms of the respective financing agreements. At June 30, 2019, the interest rates on our variable-rate debt ranged from 2.72% to 3.48%.

Borrowing and Repayment Activity

We primarily borrow under our CP program, on our Revolver, or our Receivables Facility as needed and availability allows.

Net short-term borrowings (repayments) primarily represent borrowings or repayments of outstanding amounts under our CP program in the first six months of 2019. The decrease in net short-term borrowing (repayments) in the first six months of 2018 primarily reflect the repayment of outstanding borrowings on our CP program and Term Loan with the proceeds from the issuance of the 2021, Floating Rate, and 2023 senior notes.

Payments on long-term debt reflect $50.0 million payments made on our Receivable Facility in the first six months of 2019 and payments on our Revolver in the first six months of 2018.

Borrowings on long-term debt represent the net proceeds received from draw downs on our Receivables Facility in the first six months of 2019 and the issuance of the 2021, Floating Rate, and 2023 senior notes in the first six months of 2018.

There were $200.0 million of borrowings under the Receivables Facility at June 30, 2019. The Receivables Facility was supported by $225.0 million of accounts receivable as collateral at June 30, 2019 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and Revolver, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on mortgages, liens, and sale/leaseback transactions. In addition, the Revolver requires us to maintain a maximum leverage ratio of not more than 3.5 to 1.0. As permitted under the terms of the Revolver, we made the election to increase the covenant to 4.0 to 1.0, effective for four consecutive quarters, beginning in the second quarter of 2019 and continuing through the first quarter of 2020. As of June 30, 2019, we were in compliance with all of our debt covenants.

The Company does not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 2.3% senior notes due 2021, 3.6% senior notes due 2021, floating rate notes due 2021, 3.3%

senior notes due 2022, 3.95% senior notes due 2023, 3.25% senior notes due 2026, and 7.0% senior notes due 2037 (together, the “Senior Notes”) contain change in control provisions. If the Company experiences a change in control or publicly announces the Company’s intention to effect a change in control and the rating on the Senior Notes is lowered by each of Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change in control or notice thereof, we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. As of June 30, 2019, our S&P credit rating was BBB with a negative outlook and our Moody’s credit rating was Baa1 with a negative outlook. These ratings are subject to change as events and circumstances change.

 For additional information about our debt, including the terms of our financing arrangements, basis for floating interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2018 Form 10-K.

Equity Transactions

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2019	2018	2019 vs. 2018
	(In millions)
Dividends paid to Equifax shareholders	$(94.2)	$(93.9)	$(0.3)
Dividends paid to noncontrolling interests	$(4.7)	$(8.7)	$4.0
Proceeds from exercise of stock options	$6.1	$5.7	$0.4

Sources and uses of cash related to equity during the six months ended June 30, 2019 and 2018 were as follows:

-	During the first six months of 2019 and 2018, we did not repurchase any shares of our stock.

-
We maintained our quarterly dividend of $0.39 per share in the second quarter of 2019. We paid cash dividends to Equifax shareholders of $94.2 million and $93.9 million, or $0.78 per share, during the six months ended June 30, 2019 and 2018, respectively.

-	We received cash of $6.1 million and $5.7 million during the first six months of 2019 and 2018, respectively, from the exercise of stock options.

At June 30, 2019, the Company had $590.1 million remaining for stock repurchases under the existing Board authorization.

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

Benefit Plans

At December 31, 2018, our U.S. Retirement Income Plan, or USRIP, met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, our CP program, our Revolver and our Receivables Facility.

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

Foreign Currency

Argentina has experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina has been deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as highly inflationary which resulted in the recognition of an immaterial and $0.3 million foreign currency loss that was recorded in other income, net in our Consolidated Statements of Income (Loss) during the three and six months ended June 30, 2019, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2018 Form 10-K. There were no material changes to our market risk exposure during the three and six months ended June 30, 2019.

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

On July 19, 2019 and July 22, 2019, as further described below, we entered into multiple agreements that resolve the U.S. Consumer MDL Litigation (as defined below) and the investigations of the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the Attorneys General of 48 states, the District of Columbia and Puerto Rico (the “MSAG Group”) and the New York Department of Financial Services (“NYDFS”) (collectively, the “Consumer Settlement”). Under the terms of the Consumer Settlement, if finally approved by the MDL Court (as defined below), the Company will contribute $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident.

The Consumer Restitution Fund will be used to (1) compensate affected consumers for certain unreimbursed costs or expenditures incurred by affected consumers that are fairly traceable to the 2017 cybersecurity incident, (2) provide affected consumers with an opportunity to enroll in at least four years of credit monitoring services provided by a third party unaffiliated with the Company or alternative compensation for affected consumers who already have other credit monitoring services, (3) provide affected consumers with additional benefits such as identity restoration services and (4) pay reasonable attorneys’ fees and reasonable costs and expenses for the plaintiffs’ counsel in the U.S. Consumer MDL Litigation (not to exceed $80.5 million) and administrative and notice costs.

The Company has agreed to contribute up to an additional $125 million to the Consumer Restitution Fund to cover unreimbursed costs and expenditures described in (1) above in the event the $380.5 million in the Consumer Restitution Fund is exhausted. In addition, if the number of affected consumers who enroll in the third party credit monitoring services described above in (2) exceeds seven million, the Company may be required, under certain circumstances, to contribute additional money into the Consumer Restitution Fund to cover the incremental cost of providing credit monitoring services to the additional affected consumers.

The Company also agreed to pay an additional $180.5 million to the MSAG Group and the following monetary penalties: (1) $100 million to the CFPB and (2) $10 million to the NYDFS. The Company has accrued its best estimate for estimated probable losses it expects to incur with respect to the Consumer Settlement. The Company also agreed to implement certain business practice commitments related to information security to safeguard the personal information of consumers, including conducting third party assessments of its information security program.

The agreement regarding the U.S. Consumer MDL Litigation is subject to approval by the U.S. District Court for the Northern District of Georgia. The settlement with the MSAG Group consists of substantially similar agreements with each of the participating jurisdictions, and each agreement is subject to court approval in the relevant jurisdiction. There can be no assurance that the courts in each relevant jurisdiction will approve the agreements which make up the Consumer Settlement. The Company’s participation in the Consumer Settlement does not constitute an admission by the Company of any fault or liability, and the Company does not admit fault or liability.

We face numerous other lawsuits and government investigations related to the 2017 cybersecurity incident that have not yet been resolved. These ongoing lawsuits and governmental investigations may result in additional judgments, fines, settlements or other relief. We dispute the allegations in the remaining lawsuits and intend to defend against such claims.

Set forth below are descriptions of the main categories of lawsuits and investigations related to the 2017 cybersecurity incident.

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

Beginning on December 6, 2017 and pursuant to multiple subsequent orders, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation and transfer for pre-trial proceedings with respect to the U.S. cases pending in federal court discussed above, including the City of Chicago action, the Indian Tribal suits, and the Puerto Rico action, to the Northern District of Georgia as the single U.S. District Court for centralized pre-trial proceedings (the “MDL Court”). Based on these orders, consolidated proceedings with respect to U.S. consumer, small business and financial institution federal class actions and other lawsuits related to the 2017 cybersecurity incident have been conducted in the MDL Court. The MDL Court has established separate tracks for the consumer and financial institution class action cases and appointed lead counsel on behalf of plaintiffs in both tracks. We refer to the consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (Consumer Cases), as the “U.S. Consumer MDL Litigation.” Certain plaintiffs with cases pending in the MDL consolidated proceedings, including the Indian Tribe plaintiffs, Puerto Rico and the City of Chicago, have sought the establishment of additional tracks and other related relief. The MDL Court denied the request for a separate track by an individual plaintiff, but has not yet ruled on the remaining requests.

The Company moved to dismiss the consolidated class action complaints filed by the U.S. consumer, small business and financial institution plaintiffs in their entirety. On January 28, 2019, the MDL Court dismissed the small businesses’ consolidated class action complaint in its entirety. The MDL Court dismissed certain claims brought by the consumer and financial institution plaintiffs, while allowing other claims by those plaintiffs to proceed. Pursuant to case management orders issued by the MDL Court, consolidated pre-trial proceedings, including discovery between the parties, have been proceeding on the remaining claims of the U.S. consumer and financial institution plaintiffs.

As described above, in the third quarter of 2019, the Company entered into a settlement agreement that, upon approval by the MDL Court, will resolve and dismiss the claims asserted in the U.S. Consumer MDL Litigation. This settlement does not resolve the financial institution class action before the MDL Court or the actions by the City of Chicago or the Indian Tribes. The action by Puerto Rico will be dismissed with prejudice after the U.S. Consumer MDL Litigation settlement is approved.

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

TransUnion Litigation. On November 27, 2017, Trans Union LLC and TransUnion Interactive, Inc. (collectively, “TransUnion”) filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Equifax Information Services LLC, Equifax Inc., and Equifax Consumer Services LLC f/k/a Equifax Consumer Services, Inc. In its lawsuit,

TransUnion asserts claims for declaratory relief, breach of contract, and anticipatory repudiation of contract based on our Reciprocal Data Supply Agreement (the “Agreement”), which sets forth the pricing terms for credit monitoring supplied by the parties to each other. TransUnion seeks a declaration regarding its contractual rights under the Agreement and monetary damages. On January 26, 2018, we moved to dismiss TransUnion’s claims. On June 19, 2018, the court granted in part and denied in part our motion to dismiss, dismissing Equifax Inc. from the case. On July 24, 2019, the parties executed a settlement agreement to settle the matter. The Company has accrued for estimated probable losses it expects to incur with respect to this matter.

Securities Class Action Litigation.  A consolidated putative class action lawsuit alleging violations of certain federal securities laws in connection with statements and alleged omissions regarding our cybersecurity systems and controls is pending against us and our former Chairman and Chief Executive Officer in the U.S. District Court for the Northern District of Georgia. The consolidated complaint seeks certification of a class of all persons who purchased or otherwise acquired Equifax securities from February 25, 2016 through September 15, 2017 and unspecified monetary damages, costs and attorneys’ fees. The Company moved to dismiss the consolidated class action complaint in its entirety. On January 28, 2019, the court dismissed claims against certain individual defendants and claims challenging certain statements, but allowed other claims against Equifax and our former Chairman and Chief Executive Officer to proceed. Pursuant to scheduling and case management orders issued by the court, pre-trial proceedings, including discovery between the parties, are moving forward on the remaining claims.

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

Government Lawsuits. In addition to the City of Chicago’s and Commonwealth of Puerto Rico’s lawsuits in the MDL Court, the City of San Francisco filed a lawsuit against us in Superior Court in the County of San Francisco on behalf of the People of the State of California alleging violations of California’s unfair competition law due to purported violations of statutory protections of personal data and statutory data breach requirements and seeking statutory penalties, injunctive relief, and restitution for California consumers, among other relief. The court has stayed the City of San Francisco action until August 1, 2019.

Civil enforcement actions have been filed against us by the Attorneys General of Indiana, Massachusetts and West Virginia alleging violations of commonwealth/state consumer protection laws. The Indiana action, which was filed on May 6, 2019, is pending in the Superior Court of Marion County and seeks injunctive relief, civil penalties, restitution, costs and other relief. The Massachusetts action is pending in Suffolk Superior Court and seeks permanent injunctive relief, civil penalties, restitution, disgorgement of profits, costs and attorneys’ fees. The Suffolk Superior Court denied the Company’s motions to stay and dismiss the case, and the case is in discovery. On July 19, 2019, the Company entered into an agreement with the Attorney General of West Virginia to resolve the West Virginia lawsuit as part of the settlement with the MSAG Group. The lawsuit filed by the Attorney General of Puerto Rico was transferred to the MDL proceeding, as described above. On July 19, 2019, the Company entered into an agreement with the Attorney General of Puerto Rico to resolve the lawsuit as part of the settlement with the MSAG Group.

Individual Consumer Litigation. Over 1,000 individual consumer actions, including multi-plaintiff actions, have been filed against us in state (general jurisdiction and small claims) and federal courts across the U.S. related to the 2017 cybersecurity incident. These claims have included more than 2,500 individual plaintiffs. In addition, approximately 50 individual arbitration claims have been filed. The plaintiffs/claimants in these cases have generally claimed to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking primarily monetary damages. Where possible, actions filed in federal court have been removed to federal court and noticed for transfer to the MDL Court. Many of these matters have been finally resolved, and others are in various stages.

Government Investigations. We continue to cooperate with federal, state, city and foreign governmental agencies and officials investigating or otherwise seeking information, testimony and/or documents, including through Civil Investigative Demands and subpoenas, regarding the 2017 cybersecurity incident and related matters, including the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, other U.S. state regulators, certain Congressional committees and the U.K.’s Financial Conduct Authority (“FCA”). In addition, the Puerto Rico Department of Consumer Affairs has issued

Notices of Infraction related to the Company’s alleged failure to give timely notice of the 2017 cybersecurity incident under Puerto Rico law to the Department and Puerto Rico consumers.

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

The New York State Attorney General Investor Protection Bureau (“IPB”) issued a subpoena on September 20, 2017 relating to an investigation of whether there has been a violation of the Martin Act. We have continued to cooperate with the IPB in its investigation.

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

In addition to the ongoing investigations described above, a number of governmental investigations have concluded, including the following described below.

As described above, on July 19, 2019, the Company resolved the consolidated multi-state investigation involving the Attorneys General of 48 states, the District of Columbia and Puerto Rico. As noted above, the Attorneys General of Indiana and Massachusetts did not participate in the multi-state process and each have filed suit. The Attorney General of Texas conducted a separate investigation, and resolved its investigation as part of the MSAG Group settlement. The settlement with the MSAG Group consists of substantially similar agreements with each of the participating jurisdictions, and each agreement is subject to court approval in the relevant jurisdiction.

As described above, the Company entered into agreements with the CFPB, FTC and NYDFS to resolve their investigations. The agreements with the CFPB and the FTC were approved by the U.S. District Court for the Northern District of Georgia.

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

Public Records Litigation

Equifax has been named as a defendant in 19 putative class action lawsuits pending in federal courts across the country relating to its reporting of civil judgments and tax liens on consumers’ credit files. In October 2018, Equifax and the plaintiffs’ attorneys who filed the lawsuits reached an agreement in principle to settle the public records-related claims at issue on behalf of a nationwide class of consumers. The parties have filed notices of settlement in the pending lawsuits, and on April 17, 2019, the plaintiffs filed a motion for preliminary approval of the nationwide class action settlement in the case titled Mark William Thomas, et al. v. Equifax Information Services LLC. On May 14, 2019, the court preliminarily approved the settlement and scheduled a final approval hearing for September 13, 2019. If the settlement is not finally approved by the court, Equifax believes it has valid defenses to each of these actions and will continue to defend against them.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 30, 2019:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
April 1 - April 30, 2019	1,381	$—	—	$590,092,166
May 1 - May 31, 2019	520	$—	—	$590,092,166
June 1 - June 30, 2019	860	$—	—	$590,092,166
Total	2,761		—

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 1381 shares for the month of April 2019, 520 shares for the month of May 2019, and 860 shares for the month of June 2019.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At June 30, 2019, the amount authorized for future share repurchases under the share repurchase program was $590.1 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1*
Settlement Agreement and Release dated July 22, 2019 between the Company and the Settlement Class Representatives (as defined therein) (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed July 22, 2019).

10.2*
Stipulated Order for Permanent Injunction and Monetary Judgment dated July 19, 2019 between the Company and the Federal Trade Commission (incorporated by reference to Exhibit 10.2 to Equifax's Form 8-K filed July 22, 2019).

10.3*
Stipulated Order for Permanent Injunction and Monetary Judgment dated July 19, 2019 between the Company and the Bureau of Consumer Financial Protection (incorporated by reference to Exhibit 10.3 to Equifax's Form 8-K filed July 22, 2019).

10.4*
Final Judgment and Consent Decree dated July 19, 2019 between the Company and the State of Alabama, with a schedule of the additional jurisdictions in which such agreement (consent decrees) have been approve that are substantially identical in all material respects (incorporated by reference to Exhibit 10.4 to Equifax's Form 8-K filed July 22, 2019).

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

*
Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished as a supplement to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date:	July 25, 2019	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	July 25, 2019		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	July 25, 2019		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)