Form 10-Q
period 2019-09-30
EQUIFAX INC
filed 2019-10-25
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

On October 11, 2019, there were 121,083,384 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2019

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2019	2018
(In millions, except per share amounts)
Operating revenue	$875.7	$834.2
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	374.5	376.7
Selling, general and administrative expenses	295.5	317.5
Depreciation and amortization	84.1	75.9
Total operating expenses	754.1	770.1
Operating income	121.6	64.1
Interest expense	(28.0)	(26.7)
Other income, net	2.9	1.3
Consolidated income before income taxes	96.5	38.7
(Provision) benefit for income taxes	(14.0)	0.9
Consolidated net income	82.5	39.6
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.4)	(1.2)
Net income attributable to Equifax	$81.1	$38.4
Basic earnings per common share:
Net income attributable to Equifax	$0.67	$0.32
Weighted-average shares used in computing basic earnings per share	121.0	120.5
Diluted earnings per common share:
Net income attributable to Equifax	$0.66	$0.32
Weighted-average shares used in computing diluted earnings per share	122.3	121.6
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
(In millions, except per share amounts)
Operating revenue	$2,601.8	$2,576.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	1,138.9	1,068.2
Selling, general and administrative expenses	1,601.2	875.4
Depreciation and amortization	244.2	231.3
Total operating expenses	2,984.3	2,174.9
Operating (loss) income	(382.5)	401.9
Interest expense	(82.3)	(77.0)
Other income, net	7.9	6.4
Consolidated (loss) income before income taxes	(456.9)	331.3
Benefit (provision) for income taxes	53.3	(51.7)
Consolidated net (loss) income	(403.6)	279.6
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(4.4)	(5.4)
Net (loss) income attributable to Equifax	$(408.0)	$274.2
Basic earnings per common share:
Net (loss) income attributable to Equifax	$(3.38)	$2.28
Weighted-average shares used in computing basic earnings per share	120.8	120.3
Diluted earnings per common share:
Net (loss) income attributable to Equifax	$(3.35)	$2.26
Weighted-average shares used in computing diluted earnings per share	122.0	121.5
Dividends per common share	$1.17	$1.17

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended September 30,
	2019			2018
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$81.1	$1.4	$82.5	$38.4	$1.2	$39.6
Other comprehensive (loss) income:
Foreign currency translation adjustment	(80.5)	(1.4)	(81.9)	(43.2)	(0.7)	(43.9)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	3.0	—	3.0	3.9	—	3.9
Comprehensive (loss) income	$3.6	$—	$3.6	$(0.9)	$0.5	$(0.4)

	Nine Months Ended September 30,
	2019			2018
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net (loss) income	$(408.0)	$4.4	$(403.6)	$274.2	$5.4	$279.6
Other comprehensive (loss) income:
Foreign currency translation adjustment	(100.3)	(1.5)	(101.8)	(161.3)	6.2	(155.1)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	9.0	—	9.0	11.9	—	11.9
Change in cumulative loss from cash flow hedging transactions, net	0.1	—	0.1	—	—	—
Comprehensive (loss) income	$(499.2)	$2.9	$(496.3)	$124.8	$11.6	$136.4

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$167.5	$223.6
Trade accounts receivable, net of allowance for doubtful accounts of $12.5 and $10.9 at September 30, 2019 and December 31, 2018, respectively	516.6	469.1
Prepaid expenses	92.7	100.0
Other current assets	76.2	109.6
Total current assets	853.0	902.3
Property and equipment:
Capitalized internal-use software and system costs	899.9	684.1
Data processing equipment and furniture	346.4	344.6
Land, buildings and improvements	234.8	216.1
Total property and equipment	1,481.1	1,244.8
Less accumulated depreciation and amortization	(576.6)	(480.0)
Total property and equipment, net	904.5	764.8
Goodwill	4,227.3	4,129.7
Indefinite-lived intangible assets	94.8	94.8
Purchased intangible assets, net	1,052.0	1,099.2
Other assets, net	299.1	162.4
Total assets	$7,430.7	$7,153.2
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$372.0	$4.9
Accounts payable	135.4	175.7
Accrued expenses	184.4	213.2
Accrued salaries and bonuses	114.6	131.0
Deferred revenue	97.9	98.0
Other current liabilities	587.5	204.0
Total current liabilities	1,491.8	826.8
Long-term debt	2,834.7	2,630.6
Deferred income tax liabilities, net	250.3	316.2
Long-term pension and other postretirement benefit liabilities	130.6	139.3
Other long-term liabilities	164.2	84.6
Total liabilities	4,871.6	3,997.5
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at September 30, 2019 and December 31, 2018; Outstanding shares - 121.1 and 120.6 at September 30, 2019 and December 31, 2018, respectively	236.6	236.6
Paid-in capital	1,392.6	1,356.6
Retained earnings	4,170.4	4,717.8
Accumulated other comprehensive loss	(717.5)	(626.3)
Treasury stock, at cost, 67.6 shares and 68.1 shares at September 30, 2019 and December 31, 2018, respectively	(2,560.4)	(2,571.0)
Stock held by employee benefit trusts, at cost, 0.6 shares at September 30, 2019 and December 31, 2018	(5.9)	(5.9)
Total Equifax shareholders’ equity	2,515.8	3,107.8
Noncontrolling interests including redeemable noncontrolling interests	43.3	47.9
Total equity	2,559.1	3,155.7
Total liabilities and equity	$7,430.7	$7,153.2

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Operating activities:
Consolidated net (loss) income	$(403.6)	$279.6
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation and amortization	248.8	235.3
Stock-based compensation expense	40.6	32.8
Deferred income taxes	(81.7)	(13.4)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(49.9)	(32.1)
Other assets, current and long-term	32.6	33.7
Current and long term liabilities, excluding debt	296.3	(28.5)
Cash provided by operating activities	83.1	507.4
Investing activities:
Capital expenditures	(305.7)	(208.1)
Acquisitions, net of cash acquired	(234.8)	(115.8)
Cash received from sale of asset	—	5.6
Investment in unconsolidated affiliates, net	(25.0)	(6.9)
Cash used in investing activities	(565.5)	(325.2)
Financing activities:
Net short-term borrowings (repayments)	367.0	(960.9)
Payments on long-term debt	(50.0)	(100.0)
Borrowings on long-term debt	250.0	994.5
Dividends paid to Equifax shareholders	(141.4)	(140.8)
Dividends paid to noncontrolling interests	(4.8)	(8.7)
Proceeds from exercise of stock options	15.3	11.3
Payment of taxes related to settlement of equity awards	(9.7)	(18.8)
Purchase of redeemable noncontrolling interests	—	(23.5)
Debt issuance costs	—	(7.6)
Payment of contingent consideration	—	(1.5)
Cash provided by (used in) financing activities	426.4	(256.0)
Effect of foreign currency exchange rates on cash and cash equivalents	(0.1)	(9.2)
Decrease in cash and cash equivalents	(56.1)	(83.0)
Cash and cash equivalents, beginning of period	223.6	336.4
Cash and cash equivalents, end of period	$167.5	$253.4

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE (LOSS) INCOME

(Unaudited)

For the Three Months Ended September 30, 2019

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, June 30, 2019	120.9	$236.6	$1,381.5	$4,135.5	$(640.0)	$(2,564.3)	$(5.9)	$44.5	$2,587.9
Net income	—	—	—	81.1	—	—	—	1.4	82.5
Other comprehensive (loss)	—	—	—	—	(77.5)	—	—	(1.4)	(78.9)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	0.1	—	—	3.9	—	—	4.0
Cash dividends ($0.39 per share)	—	—	—	(47.4)	—	—	—	—	(47.4)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	10.8	—	—	—	—	—	10.8
Redeemable noncontrolling interest adjustment	—	—	—	1.2	—	—	—	(1.2)	—
Balance, September 30, 2019	121.1	$236.6	$1,392.6	$4,170.4	$(717.5)	$(2,560.4)	$(5.9)	$43.3	$2,559.1

At September 30, 2019, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

For the Three Months Ended September 30, 2018

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, June 30, 2018	120.4	$236.6	$1,339.8	$4,748.3	$(522.0)	$(2,574.2)	$(5.9)	$57.1	$3,279.7
Net income	—	—	—	38.4	—	—	—	1.2	39.6
Other comprehensive (loss) income	—	—	—	—	(39.4)	—	—	(0.7)	(40.1)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	(2.2)	—	—	1.9	—	—	(0.3)
Cash dividends ($0.39 per share)	—	—	—	(47.2)	—	—	—	—	(47.2)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	12.1	—	—	—	—	—	12.1
Purchases of redeemable noncontrolling interests	—	—	(2.5)	—	—	—	—	—	(2.5)
Redeemable noncontrolling interest adjustment	—	—	—	0.6	—	—	—	(0.6)	—
Balance, September 30, 2018	120.6	$236.6	$1,347.4	$4,740.1	$(561.4)	$(2,572.3)	$(5.9)	$57.0	$3,241.5

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE (LOSS) INCOME

(Unaudited)

For the Nine Months Ended September 30, 2019

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2018	120.6	$236.6	$1,356.6	$4,717.8	$(626.3)	$(2,571.0)	$(5.9)	$47.9	$3,155.7
Net (loss) income	—	—	—	(408.0)	—	—	—	4.4	(403.6)
Other comprehensive (loss)	—	—	—	—	(91.2)	—	—	(1.5)	(92.7)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.5	—	(5.3)	—	—	10.6	—	—	5.3
Cash dividends ($1.17 per share)	—	—	—	(142.1)	—	—	—	—	(142.1)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation expense	—	—	40.6	—	—	—	—	—	40.6
Redeemable noncontrolling interest adjustment	—	—	—	2.7	—	—	—	(2.7)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.8)	(4.8)
Balance, September 30, 2019	121.1	$236.6	$1,392.6	$4,170.4	$(717.5)	$(2,560.4)	$(5.9)	$43.3	$2,559.1

At September 30, 2019, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

For the Nine Months Ended September 30, 2018

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2017	120.1	$236.6	$1,332.7	$4,600.6	$(412.0)	$(2,577.6)	$(5.9)	$64.6	$3,239.0
Net income	—	—	—	274.2	—	—	—	5.4	279.6
Other comprehensive (loss) income	—	—	—	—	(141.4)	—	—	6.2	(135.2)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.5	—	(12.5)	—	—	5.3	—	—	(7.2)
Cash dividends ($1.17 per share)	—	—	—	(141.5)	—	—	—	—	(141.5)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation expense	—	—	32.8	—	—	—	—	—	32.8
Purchases of redeemable noncontrolling interests	—	—	(6.3)	—	(8.0)	—	—	(7.9)	(22.2)
Redeemable noncontrolling interest adjustment	—	—	—	2.6	—	—	—	(2.6)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(8.7)	(8.7)
Cumulative adjustment from change in accounting principle (Note 2)	—	—	—	4.2	—	—	—	—	4.2
Balance, September 30, 2018	120.6	$236.6	$1,347.4	$4,740.1	$(561.4)	$(2,572.3)	$(5.9)	$57.0	$3,241.5

Accumulated Other Comprehensive Loss consists of the following components:

	September 30, 2019	December 31, 2018
	(In millions)
Foreign currency translation	$(428.3)	$(328.0)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $90.7 and $93.1 at September 30, 2019 and December 31, 2018, respectively	(288.1)	(297.1)
Cash flow hedging transactions, net of accumulated tax of $0.7 at September 30, 2019 and December 31, 2018, respectively	(1.1)	(1.2)
Accumulated other comprehensive loss	$(717.5)	$(626.3)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of September 30, 2019, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates, have an investment in a consumer and commercial credit information company in Brazil, and have an investment in an identity authentication company in Canada.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Weighted-average shares outstanding (basic)	121.0	120.5	120.8	120.3
Effect of dilutive securities:
Stock options and restricted stock units	1.3	1.1	1.2	1.2
Weighted-average shares outstanding (diluted)	122.3	121.6	122.0	121.5

For the three months ended September 30, 2019 and 2018, stock options that were anti-dilutive were 0.6 million and 0.4 million, respectively. For the nine months ended September 30, 2019 and 2018, stock options that were anti-dilutive were 1.1 million and 0.4 million, respectively.

Financial Instruments.  Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for similar publicly traded instruments, and for non-publicly traded instruments through valuation techniques involving observable inputs based on the specific characteristics of the debt instrument. As of September 30, 2019 and December 31, 2018, the fair value of our long-term debt, including the current portion, was $3.0 billion and $2.6 billion, respectively, compared to its carrying value of $2.9 billion and $2.6 billion, respectively.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$37.9	$37.9	$—	$—
Deferred Compensation Plan Liability(1)	(37.9)	—	(37.9)	—
Total	$—	$37.9	$(37.9)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed various acquisitions during the nine months ended September 30, 2019 and the year ended December 31, 2018. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in these acquisitions were internally or externally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations.

Other Current Assets. Other current assets on our Consolidated Balance Sheets represent amounts receivable from tax authorities. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2019, these assets were approximately $23.1 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent the long-term portion of the Company’s operating lease right-of-use assets, our investment in unconsolidated affiliates, employee benefit trust assets, and assets related to life insurance policies covering certain officers of the Company.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of operating lease liabilities and various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 6. Other current liabilities also include corresponding amounts of other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2019, these funds were approximately $23.1 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

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
Recent Accounting Pronouncements.  Goodwill. In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment (Topic 350).” This standard eliminates Step 2 from the current goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the reporting unit's carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This guidance must be applied on a prospective basis. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

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

Cloud Computing Arrangements. In August 2018, the FASB issued ASU No. 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU 2018-15 requires that issuers follow the internal-use software guidance in Accounting Standards Codification (ASC) 350-40 to determine which costs to capitalize as assets or expense as incurred. The ASC 350-40 guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods therein. We do not expect the adoption of the standard to have a material impact on our consolidated financial statements.

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2019	2018	$	%	2019	2018	$	%
	(In millions)
Online Information Solutions	$233.0	$222.4	$10.6	5%	$696.7	$666.2	$30.5	5%
Mortgage Solutions	36.7	39.0	$(2.3)	(6)%	104.4	126.2	$(21.8)	(17)%
Financial Marketing Services	45.8	46.9	$(1.1)	(2)%	145.4	147.4	$(2.0)	(1)%
Total U.S. Information Solutions	315.5	308.3	$7.2	2%	946.5	939.8	$6.7	1%
Asia Pacific	77.4	80.5	$(3.1)	(4)%	226.4	249.0	$(22.6)	(9)%
Europe	64.8	68.5	$(3.7)	(5)%	199.3	211.4	$(12.1)	(6)%
Latin America	49.2	48.7	$0.5	1%	144.0	158.9	$(14.9)	(9)%
Canada	39.1	37.3	$1.8	5%	114.9	110.5	$4.4	4%
Total International	230.5	235.0	$(4.5)	(2)%	684.6	729.8	$(45.2)	(6)%
Verification Services	185.3	143.9	$41.4	29%	506.5	421.6	$84.9	20%
Employer Services	55.3	58.3	$(3.0)	(5)%	192.7	199.3	$(6.6)	(3)%
Total Workforce Solutions	240.6	202.2	$38.4	19%	699.2	620.9	$78.3	13%
Global Consumer Solutions	89.1	88.7	$0.4	—%	271.5	286.3	$(14.8)	(5)%
Total operating revenue	$875.7	$834.2	$41.5	5%	$2,601.8	$2,576.8	$25.0	1%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of September 30, 2019 inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$33.0
1 to 3 years	45.2
3 to 5 years	23.3
Thereafter	49.5
Total remaining performance obligation	$151.0

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

The effect of the adoption on key financial statement line items for the nine months ended September 30, 2019 is as follows:

	September 30, 2019		Change
Balance Sheet	Prior to ASU 2016-02 adoption	As reported under ASU 2016-02	$	%
	(In millions)
Prepaid expenses	$94.5	$92.7	$(1.8)	(2)%
Other assets, net	$194.6	$299.1	$104.5	54%
Total assets	$7,328.0	$7,430.7	$102.7	1%
Other current liabilities	$566.9	$587.5	$20.6	4%
Other long-term liabilities	$82.1	$164.2	$82.1	100%
Total liabilities	$4,768.9	$4,871.6	$102.7	2%

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

Lease expense for operating leases was $9.7 million and $10.4 million for the three months ended September 30, 2019 and 2018, respectively. Lease expense for operating leases was $30.0 million and $30.5 million for the nine months ended September 30, 2019 and 2018, respectively. Our leases have remaining lease terms of one year to fifteen years, some of which may include options to extend the lease term up to five years, and some of which may include options to terminate leases within one year. We have elected to not record operating lease ROU assets and liabilities for short-term leases that have a term of twelve months or less. Our lease expense includes our short-term lease cost which is not material to our Consolidated Financial Statements.

Other information related to our operating leases was as follows:

Nine Months Ended September 30, 2019	Amount
(in millions, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$14.7
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$2.7

Weighted Average Remaining Lease Term	6.1 years
Weighted Average Discount Rate	4.4%

Estimated future minimum payment obligations for non-cancelable operating leases are as follows as of September 30, 2019:

Years ending December 31,	Amount
(In millions)
2019	$8.1
2020	29.1
2021	24.0
2022	21.2
2023	18.5
Thereafter	37.2
$138.1

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

Our annual goodwill impairment testing was completed during the third quarter of 2019. The estimated fair value for all reporting units exceeds the carrying value of those units as of September 30, 2019. As a result, no goodwill impairment was recorded. Refer to our methodology of fair value estimates as discussed in the "Application of Critical Accounting Policies" section of this Form 10-Q.

During the first nine months of 2019, we completed the acquisition of PayNet in our USIS and International operating segments and completed additional acquisitions in our Workforce Solutions segment.

Changes in the amount of goodwill for the nine months ended September 30, 2019, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2018	$1,128.9	$1,844.7	$970.2	$185.9	$4,129.7
Acquisitions	153.7	2.1	14.3	—	170.1
Adjustments to initial purchase price allocation	(2.2)	3.1	0.1	—	1.0
Foreign currency translation	—	(72.0)	—	(1.5)	(73.5)
Balance, September 30, 2019	$1,280.4	$1,777.9	$984.6	$184.4	$4,227.3

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2019. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the nine months ended September 30, 2019.

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

Purchased intangible assets at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$892.7	$(334.6)	$558.1	$911.4	$(298.7)	$612.7
Acquired software and technology	107.5	(77.6)	29.9	130.3	(84.1)	46.2
Customer relationships	675.2	(307.0)	368.2	693.1	(295.2)	397.9
Reacquired rights	—	—	—	73.3	(73.3)	—
Proprietary database	104.2	(19.6)	84.6	46.3	(12.5)	33.8
Non-compete agreements	7.5	(3.3)	4.2	3.8	(2.2)	1.6
Trade names and other intangible assets	19.8	(12.8)	7.0	18.7	(11.7)	7.0
Total definite-lived intangible assets	$1,806.9	$(754.9)	$1,052.0	$1,876.9	$(777.7)	$1,099.2

Amortization expense related to purchased intangible assets was $35.1 million and $36.5 million during the three months ended September 30, 2019 and 2018, respectively. Amortization expense related to purchased intangible assets was $104.9 million and $117.9 million during the nine months ended September 30, 2019 and 2018, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at September 30, 2019 is as follows:

Years ending December 31,	Amount
(In millions)
2019	$34.9
2020	133.7
2021	117.1
2022	111.6
2023	110.4
Thereafter	544.3
$1,052.0

5. DEBT

Debt outstanding at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
	(In millions)
Commercial paper	$368.0	$—
Receivables Funding Facility	200.0	—
Notes, 2.30%, due June 2021	500.0	500.0
Notes, 3.60%, due Aug 2021	300.0	300.0
Notes, Floating Rate, due Aug 2021	300.0	300.0
Notes, 3.30%, due Dec 2022	500.0	500.0
Notes, 3.95%, due May 2023	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	4.0	4.9
Total debt	3,222.0	2,654.9
Less short-term debt and current maturities	(372.0)	(4.9)
Less unamortized discounts and debt issuance costs	(15.3)	(19.4)
Total long-term debt, net	$2,834.7	$2,630.6

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

Senior Credit Facility.  In September 2018, the Company entered into a $1.1 billion five-year unsecured revolving credit facility with a group of financial institutions, which will mature in September 2023 (the “Revolver”). The Revolver replaced the Company’s previous $900.0 million unsecured revolving credit facility that was scheduled to mature in November 2020. Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.6 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. As of September 30, 2019, there were $0.7 million of letters of credit outstanding, no principal drawn amounts under the Revolver, and $368.0 million of commercial paper borrowings. Availability under the Revolver was $731.3 million at September 30, 2019.

Commercial Paper Program.  In the second quarter of 2019, we increased our commercial paper program to $1.1 billion. Our commercial paper program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings bear interest at either a floating rate (based on LIBOR or other benchmarks), or a fixed rate, plus the applicable margin. Maturities of commercial paper can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At September 30, 2019, there were $368.0 million outstanding commercial paper notes.

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

There were $200.0 million in outstanding borrowings under the Receivables Facility at September 30, 2019. The Receivables Facility was supported by $225.0 million of accounts receivable as collateral at September 30, 2019 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

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

Product Liability. As a result of the 2017 cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all eligible U.S. consumers who signed up through January 31, 2018. We also provided free credit reports and scores, credit monitoring and identity theft protection for twenty four months to impacted consumers in Canada and the U.K. We have recorded the expenses necessary to provide this service to those who signed up. In the fourth quarter of 2018, the Company extended the free credit monitoring services for an additional twelve months for eligible U.S. consumers impacted by the 2017 cybersecurity incident by providing them the opportunity to enroll in Experian® IDNotify™ at no cost. As of September 30, 2019 and December 31, 2018, our product liability balance was $5.4 million and $12.7 million, respectively.

Future Costs. We are currently executing substantial initiatives in security and consumer support, and a company-wide transformation of our technology infrastructure, which we refer to as our technology transformation, and incurred substantial increased expenses and capital expenditures in the three and nine months ended September 30, 2019 related to these initiatives. We expect to continue to incur significant expenses and capital expenditures in the remainder of 2019 and through 2020 related to these initiatives, although at levels slightly below those incurred in 2018.

We incurred significant legal and professional services expenses related to the lawsuits, claims and government investigations related to the 2017 cybersecurity incident in the three and nine months ended September 30, 2019 and expect to continue to incur these expenses until these items are resolved. We will recognize the expenses referenced herein as they are incurred. In the three and nine months ended September 30, 2019, we incurred elevated costs for insurance, finance and compliance activities, and expect to incur costs at these levels for the remainder of 2019.

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

On July 19, 2019 and July 22, 2019, as further described below, we entered into multiple agreements that resolve the U.S. Consumer MDL Litigation (as defined below) and the investigations of the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the Attorneys General of 48 states, the District of Columbia and Puerto Rico (the “MSAG Group”) and the New York Department of Financial Services (“NYDFS”) (collectively, the “Consumer Settlement”). Under the terms of the Consumer Settlement, if finally approved by the MDL Court (as defined below), the Company will contribute $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident. In the third quarter of 2019, the Company made an initial contribution of $25.2 million to the Consumer Restitution Fund in accordance with the terms of the Consumer Settlement. The remaining contribution to the Consumer Restitution Fund will be made after final approval of the MDL Court.

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

The Company has agreed to contribute up to an additional $125.0 million to the Consumer Restitution Fund to cover unreimbursed costs and expenditures described in (1) above in the event the $380.5 million in the Consumer Restitution Fund is exhausted. In addition, if the number of affected consumers who enroll in the third party credit monitoring services described above in (2) exceeds seven million, the Company may be required, under certain circumstances, to contribute additional money into the Consumer Restitution Fund to cover the incremental cost of providing credit monitoring services to the additional affected consumers.

In accordance with the terms of the Consumer Settlement, in the third quarter of 2019, the Company paid $180.5 million to the MSAG Group and the following monetary penalties: (1) $100.0 million to the CFPB and (2) $10.0 million to the NYDFS. The Company has accrued its best estimate for estimated probable losses it expects to incur with respect to the Consumer Settlement. As part of the Consumer Settlement, the Company also agreed to implement certain business practice commitments related to consumer assistance and information security to safeguard the personal information of consumers, including conducting third party assessments of its information security program.

The agreement regarding the U.S. Consumer MDL Litigation is subject to approval by the U.S. District Court for the Northern District of Georgia and there can be no assurance that the court will grant final approval of the agreement. The settlement with the MSAG Group consists of substantially similar agreements with each of the participating jurisdictions, and each agreement received court approval in the relevant jurisdiction in the third quarter of 2019. The Company’s participation in the Consumer Settlement does not constitute an admission by the Company of any fault or liability, and the Company does not admit fault or liability.

We face numerous other lawsuits and government investigations related to the 2017 cybersecurity incident that have not yet been resolved. These ongoing lawsuits and governmental investigations may result in additional judgments, fines, settlements or other relief. We dispute the allegations in the remaining lawsuits and intend to defend against such claims.

We believe it is probable that we will incur losses associated with certain of the proceedings and investigations related to the 2017 cybersecurity incident. We did not record any incremental accruals during the three months ended September 30, 2019 related to these matters. We recorded accruals of $701.3 million in selling, general, and administrative expenses and other current liabilities in our Consolidated Statements of Income (Loss) and Balance Sheets, respectively, for the nine months ending September 30, 2019, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described below based on a number of factors, such as the various stages of these proceedings and investigations, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The ultimate amount paid on these actions, claims and investigations in excess of the amount already accrued could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

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

Beginning on December 6, 2017 and pursuant to multiple subsequent orders, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation and transfer for pre-trial proceedings with respect to the U.S. cases pending in federal court discussed above, including the City of Chicago action, the Indian Tribal suits, and the Puerto Rico action, to the Northern District of Georgia as the single U.S. District Court for centralized pre-trial proceedings (the “MDL Court”). Based on these orders, consolidated proceedings with respect to U.S. consumer, small business and financial institution federal class actions and other lawsuits related to the 2017 cybersecurity incident have been conducted in the MDL Court. The MDL Court has established separate tracks for the consumer and financial institution class action cases and appointed lead counsel on behalf of plaintiffs in both tracks. We refer to the consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (Consumer Cases), as the “U.S. Consumer MDL Litigation.” Certain plaintiffs with cases pending in the MDL consolidated proceedings, including the Indian Tribe plaintiffs and the City of Chicago, have sought the establishment of additional tracks and other related relief. The MDL Court denied the various requests for a separate track. The City of Chicago is seeking reconsideration of the MDL Court's decision.

The Company moved to dismiss the consolidated class action complaints filed by the U.S. consumer, small business and financial institution plaintiffs in their entirety. On January 28, 2019, the MDL Court dismissed the small businesses’ consolidated class action complaint in its entirety. The MDL Court dismissed certain claims brought by the consumer and financial institution plaintiffs, while allowing other claims by those plaintiffs to proceed. Pursuant to case management orders issued by the MDL Court, consolidated pre-trial proceedings, including discovery between the parties, have been proceeding on the remaining claims of the U.S. consumer and financial institution plaintiffs. In addition, the financial institution plaintiffs have filed a motion to amend their class action complaint which is pending.

As described above, in the third quarter of 2019, the Company entered into a settlement agreement that, upon approval by the MDL Court, will resolve and dismiss the claims asserted in the U.S. Consumer MDL Litigation. Puerto Rico was part of the MSAG Group, and a Consent Order was entered by the MDL Court on July 25, 2019 and its Complaint was dismissed with prejudice.

Georgia State Court Consumer Class Actions. Four putative class actions arising from the 2017 cybersecurity incident were filed against us in Fulton County Superior Court and Fulton County State Court in Georgia based on similar allegations and theories as alleged in the U.S. Consumer MDL Litigation and seek consumer class actions pending in the MDL Court and seek monetary damages, injunctive relief and other related relief on behalf of Georgia citizens. These cases have been transferred to a single judge in the Fulton County Business Court and three of the cases were consolidated into a single action. On July 27, 2018, the Fulton County Business Court granted the Company’s motion to stay the remaining single case, and on August 17, 2018, the Fulton County Business Court granted the Company’s motion to stay the consolidated case.

Pennsylvania State Court Financial Institution Class Action.  On July 12, 2019, one of the initial named plaintiffs in the financial institutions track of the MDL filed a purported class action suit against us in the Court of Common Pleas of Lawrence County, Pennsylvania on behalf of financial institutions headquartered in Pennsylvania. The claims being asserted in this matter are substantially similar to those that were dismissed in the MDL proceeding for lack of standing. We filed preliminary objections to the complaint on September 5, 2019.

Canadian Class Actions. Eight Canadian class actions, six of which are on behalf of a national class of approximately 19,000 Canadian consumers, have been filed against us in Ontario, Saskatchewan, Quebec, British Columbia and Alberta. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. The plaintiffs in each case seek class certification/authorization on behalf of Canadian consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident. In some cases, plaintiffs also seek class certification on behalf of a larger group of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident or earlier and were not impacted by the incident. We have opposed Plaintiff’s class certification motion in the Ontario case, which is pending. The application for class authorization in the Quebec proceeding has been dismissed by the court. All remaining purported class actions are at preliminary stages, and one of the cases in Ontario as well as the Saskatchewan case have been stayed. The court’s order staying the Saskatchewan case is on appeal.

TransUnion Litigation. On November 27, 2017, Trans Union LLC and TransUnion Interactive, Inc. (collectively, “TransUnion”) filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Equifax Information Services LLC, Equifax Inc., and Equifax Consumer Services LLC f/k/a Equifax Consumer Services, Inc. In its lawsuit, TransUnion asserts claims for declaratory relief, breach of contract, and anticipatory repudiation of contract based on our Reciprocal Data Supply Agreement (the “Agreement”), which sets forth the pricing terms for credit monitoring supplied by the parties to each other. TransUnion seeks a declaration regarding its contractual rights under the Agreement and monetary damages. On January 26, 2018, we moved to dismiss TransUnion’s claims. On June 19, 2018, the court granted in part and denied in part our motion to dismiss, dismissing Equifax Inc. from the case. On July 24, 2019, the parties executed a settlement agreement to settle the matter and on August 12, 2019, the court dismissed the lawsuit pursuant to the parties’ settlement. The Company has accrued for estimated probable losses it expects to incur with respect to this matter.

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

Government Lawsuits. In addition to the City of Chicago’s and Commonwealth of Puerto Rico’s lawsuits in the MDL Court, the City of San Francisco filed a lawsuit against us in Superior Court in the County of San Francisco on behalf of the People of the State of California alleging violations of California’s unfair competition law due to purported violations of statutory protections of personal data and statutory data breach requirements and seeking statutory penalties, injunctive relief, and restitution for California consumers, among other relief. On July 26, 2019, the City of San Francisco filed a Request of Dismissal and the case was dismissed on July 31, 2019.

Civil enforcement actions were filed against us by the Attorneys General of Indiana, Massachusetts, West Virginia and Puerto Rico alleging violations of commonwealth/state consumer protection laws. The Indiana action, which was filed on May 6, 2019, is pending in the Superior Court of Marion County and seeks injunctive relief, civil penalties, restitution, costs and other relief. The Company filed a motion to dismiss the Indiana action in its entirety on July 29, 2019, which is pending. The Massachusetts action is pending in Suffolk Superior Court and seeks permanent injunctive relief, civil penalties, restitution, disgorgement of profits, costs and attorneys’ fees. The Suffolk Superior Court denied the Company’s motions to stay and dismiss the case, and the case is in discovery. On July 19, 2019, the Company entered into an agreement with the Attorney General of West Virginia to resolve the West Virginia lawsuit as part of the settlement with the MSAG Group, and the case was dismissed with prejudice on July 22, 2019. The lawsuit filed by the Attorney General of Puerto Rico was transferred to the MDL proceeding, as described above. As described above, on July 19, 2019, the Company entered into an agreement with the Attorney General of Puerto Rico to resolve the lawsuit as part of the settlement with the MSAG Group, and the case was dismissed with prejudice on July 25, 2019.

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

Government Investigations. We continue to cooperate with federal, state and foreign governmental agencies and officials investigating or otherwise seeking information, testimony and/or documents, including through Civil Investigative Demands and subpoenas, regarding the 2017 cybersecurity incident and related matters, including the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, other U.S. state regulators, certain Congressional committees and the U.K.’s Financial Conduct Authority (“FCA”). We have resolved the Puerto Rico Department of Consumer Affairs’ Notices of Infraction related to the Company’s alleged failure to give timely notice of the 2017 cybersecurity incident under Puerto Rico law to the Department and Puerto Rico consumers.

The SEC issued a subpoena on May 14, 2018 regarding disclosure issues relating to the 2017 cybersecurity incident. In August 2019, the SEC Enforcement Division staff notified us that it had terminated its inquiry and was not recommending any enforcement action. In addition, we continue to cooperate with the SEC and the U.S. Attorney’s Office for the Northern District of Georgia regarding investigations into the trading activities by certain of our current and former employees in relation to the 2017 cybersecurity incident.

The New York State Attorney General Investor Protection Bureau (“IPB”) issued a subpoena on September 20, 2017 relating to an investigation of whether there has been a violation of the Martin Act. We have continued to cooperate with the IPB in its investigation.

The FCA served an Enforcement Notice and Information Requests. We have provided responses to these requests and continue to cooperate with the FCA in responding to additional requests.

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

As described above, on July 19, 2019, the Company resolved the consolidated multi-state investigation involving the Attorneys General of 48 states, the District of Columbia and Puerto Rico. As noted above, the Attorneys General of Indiana and Massachusetts did not participate in the multi-state process and each have filed suit. The Attorney General of Texas conducted a separate investigation, and resolved its investigation as part of the MSAG Group settlement. The settlement with the MSAG

Group consists of substantially similar agreements with each of the participating jurisdictions, and each agreement received court approval in the relevant jurisdiction in the third quarter of 2019.

As described above, the Company entered into agreements with the CFPB, FTC and NYDFS to resolve their investigations. The agreements with the CFPB and the FTC were approved by the U.S. District Court for the Northern District of Georgia.

Public Records Litigation
Equifax has been named as a defendant in 19 putative class action lawsuits pending in federal courts across the country relating to its reporting of civil judgments and tax liens on consumers’ credit files. In October 2018, Equifax and the plaintiffs’ attorneys who filed the lawsuits reached an agreement in principle to settle the public records-related claims at issue on behalf of a nationwide class of consumers and we accrued an estimate of $18.5 million for our liability for these matters in the third quarter of 2018. The amount accrued represents our best estimate of the liability related to this matter. The parties have filed notices of settlement in the pending lawsuits, and on April 17, 2019, the plaintiffs filed a motion for preliminary approval of the nationwide class action settlement in the case titled Mark William Thomas, et al. v. Equifax Information Services LLC. On September 13, 2019, the court granted final approval of the settlement.
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

Guarantees and General Indemnifications

We may issue standby letters of credit and performance and surety bonds in the normal course of business. The aggregate notional amounts of all performance and surety bonds and standby letters of credit was not material at September 30, 2019 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business is not material at September 30, 2019. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management variable interest entity under its commercial agreements.

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

We cannot reasonably estimate our potential future payments under the guarantees and indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees and indemnities on our Consolidated Balance Sheets at September 30, 2019 or December 31, 2018.

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

7. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2016 with a few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $5.6 million.

Effective Tax Rate

Our effective income tax rate is 14.5% for the three months ended September 30, 2019 compared to a 2.3% benefit for the three months ended September 30, 2018. Our effective income tax rate is 11.7% for the nine months ended September 30, 2019 compared to 15.6% for the nine months ended September 30, 2018. Our third quarter 2019 tax rate is higher due to discrete benefits being proportionally lower compared to pre-tax book income than those recorded in the third quarter of 2018. Our effective tax rate is lower for the nine months ending September 30, 2019 as compared to 2018 due to permanent tax differences resulting from the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident. We computed third quarter and year-to-date income taxes for 2019 using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss. We believe that this method yields a more reliable income tax calculation for the period due to the uncertainty associated with the estimates of our annual domestic pre-tax book loss due to the accruals recorded earlier during 2019 and the uncertainty as to the outcomes of the other remaining matters related to the litigation, claims, and government investigations related to the 2017 cybersecurity incident.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive income (loss) by component, after tax, for the nine months ended September 30, 2019, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2018	$(328.0)	$(297.1)	$(1.2)	$(626.3)
Other comprehensive income (loss) before reclassifications	(100.3)	—	0.1	(100.2)
Amounts reclassified from accumulated other comprehensive income	—	9.0	—	9.0
Net current-period other comprehensive income	(100.3)	9.0	0.1	(91.2)
Balance, September 30, 2019	$(428.3)	$(288.1)	$(1.1)	$(717.5)

Reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2019, are as follows:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$(0.6)	(1)
Recognized actuarial loss	12.0	(1)
	11.4	Total before tax
	(2.4)	Tax benefit
	$9.0	Net of tax

(1)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (See Note 9 Benefit Plans for additional details).

Changes in accumulated other comprehensive income (loss) related to noncontrolling interests were not material as of September 30, 2019.

9. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2018 Form 10-K.

The following table provides the components of net periodic benefit cost. The service cost component is included in selling, general and administrative expenses and the other components of net periodic benefit cost are included in other income, net in the Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2019 and 2018:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Service cost	$0.7	$0.9	$0.1	$0.1
Interest cost	7.1	6.7	0.2	0.2
Expected return on plan assets	(9.0)	(9.6)	(0.2)	(0.3)
Amortization of prior service cost	0.1	0.1	(0.3)	(0.3)
Recognized actuarial loss	3.7	5.0	0.3	0.4
Total net periodic benefit cost	$2.6	$3.1	$0.1	$0.1

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Service cost	$2.1	$2.7	$0.3	$0.3
Interest cost	21.3	20.1	0.6	0.6
Expected return on plan assets	(27.0)	(28.8)	(0.6)	(0.9)
Amortization of prior service cost	0.3	0.3	(0.9)	(0.9)
Recognized actuarial loss	11.1	15.0	0.9	1.2
Total net periodic benefit cost	$7.8	$9.3	$0.3	$0.3

10. RESTRUCTURING CHARGES

In the first quarter of 2019 and the fourth quarter of 2018, we recorded $11.5 million ($8.8 million, net of tax) and $46.1 million ($35.0 million, net of tax) of restructuring charges, respectively, all of which were recorded in selling, general and administrative expenses on our Consolidated Statements of (Loss) Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives. The 2019 and 2018 restructuring charges primarily relate to a reduction in headcount. We paid $2.3 million and $4.8 million of the 2019 and 2018 restructuring charges, respectively, in the third quarter of 2019. We paid $7.2 million and $21.2 million of the 2019 and 2018 restructuring charges, respectively, in the first nine months of 2019. The remaining payments for both charges will be substantially completed in 2019.

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

Operating revenue and operating income by operating segment during the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating revenue:	2019	2018	2019	2018
U.S. Information Solutions	$315.5	$308.3	$946.5	$939.8
International	230.5	235.0	684.6	729.8
Workforce Solutions	240.6	202.2	699.2	620.9
Global Consumer Solutions	89.1	88.7	271.5	286.3
Total operating revenue	$875.7	$834.2	$2,601.8	$2,576.8

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating income:	2019	2018	2019	2018
U.S. Information Solutions	$98.2	$95.4	$312.2	$332.5
International	26.0	19.2	59.9	92.9
Workforce Solutions	99.6	77.0	291.4	251.0
Global Consumer Solutions	11.9	12.2	36.2	61.3
General Corporate Expense	(114.1)	(139.7)	(1,082.2)	(335.8)
Total operating (loss) income	$121.6	$64.1	$(382.5)	$401.9

Total assets by operating segment at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
(In millions)	2019	2018
Total assets:
U.S. Information Solutions	$1,922.9	$1,654.8
International	2,868.6	2,959.1
Workforce Solutions	1,295.0	1,249.5
Global Consumer Solutions	269.0	255.0
General Corporate	1,075.2	1,034.8
Total assets	$7,430.7	$7,153.2

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

Product Liability. As a result of the 2017 cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all eligible U.S. consumers who signed up through January 31, 2018. We also provided free credit reports and scores, credit monitoring and identity theft protection for twenty four months to impacted consumers in Canada and the U.K. We have recorded the expenses necessary to provide this service to those who signed up. In the fourth quarter of 2018, the Company extended the free credit monitoring services for an additional twelve months for eligible U.S. consumers impacted by the 2017 cybersecurity incident by providing them the opportunity to enroll in Experian® IDNotify™ at no cost. As of September 30, 2019 and December 31, 2018, our product liability balance was $5.4 million and $12.7 million, respectively.

Litigation, Claims and Government Investigations. As a result of the 2017 cybersecurity incident, we are subject to a significant number of proceedings and investigations as described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q.

In July 2019, as further described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q, we entered into multiple agreements that resolve the U.S. Consumer MDL Litigation (as defined in “Item 1. Legal Proceedings”) and the investigations of the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the Attorneys General of 48 states, the District of Columbia and Puerto Rico (the “MSAG Group”) and the New York Department of Financial Services (“NYDFS”) (collectively, the “Consumer Settlement”). Under the terms of the Consumer Settlement, if finally approved by the court, the Company will contribute $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident. The Company has agreed to contribute up to an additional $125.0 million to the Consumer Restitution Fund to cover certain unreimbursed costs and expenditures of affected consumers in the event the $380.5 million in the Consumer Restitution Fund is exhausted. In addition, if the number of affected consumers who enroll in third party credit monitoring services exceeds seven million, the Company may be required, under certain circumstances, to contribute additional money into the Consumer Restitution Fund to cover the incremental cost of providing credit monitoring services to the additional affected consumers.

In the third quarter of 2019, the Company made payments of $341.5 million principally related to the consumer settlement comprised of $180.5 million to the MSAG Group, $100.0 million to the CFPB, $25.2 million to the Consumer Restitution Fund and $10.0 million to the NYDFS. The remaining $355.3 million to be paid to the Consumer Restitution Fund will be made after final court approval of the Consumer Settlement, which could occur as early as the first quarter of 2020. Our plan is to finance the payments with existing borrowing capacity, including under our $1.1 billion five-year unsecured revolving credit facility.

We believe it is probable that we will incur losses associated with certain of the proceedings and investigations related to the 2017 cybersecurity incident. We did not record any incremental accruals during the three months ended September 30, 2019 related to these matters. We recorded accruals of $701.3 million in selling, general, and administrative expenses and other current liabilities in our Consolidated Statements of Income (Loss) and Balance Sheets, respectively, for the nine months ending September 30, 2019, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q based on a number of factors, such as the various stages of these proceedings and investigations, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The ultimate amount paid on these actions, claims and investigations in excess of the amount already accrued could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

Future Costs. We are currently executing substantial initiatives in security and consumer support, and a company-wide transformation of our technology infrastructure, which we refer to as our technology transformation, and incurred substantial increased expenses and capital expenditures in the three and nine months ended September 30, 2019 related to these initiatives. We expect to continue to incur significant expenses and capital expenditures in the remainder of 2019 and through 2020 related to these initiatives, although at levels slightly below those incurred in 2018.
We incurred significant legal and professional services expenses related to the lawsuits, claims and government investigations related to the 2017 cybersecurity incident in the three and nine months ended September 30, 2019 and expect to continue to incur these expenses until these items are resolved. We will recognize the expenses referenced herein as they are incurred. In the three and nine months ended September 30, 2019, we incurred elevated costs for insurance, finance and compliance activities, and expect to incur costs at these levels for the remainder of 2019.
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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in India and Russia through joint ventures, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore, and the United Arab Emirates, have an investment in a consumer and commercial credit information company in Brazil, and have an investment in an identity authentication company in Canada. Approximately 72% and 71% of our revenue was generated in the U.S. during the three months ended September 30, 2019 and 2018, respectively. Approximately 72% and 70% of our revenue was generated in the U.S. during the nine months ended September 30, 2019 and 2018, respectively.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Key Performance Indicators
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except per share data)		(In millions, except per share data)
Operating revenue	$875.7	$834.2	$2,601.8	$2,576.8
Operating revenue change	5%	—%	1%	2%
Operating income (loss)	$121.6	$64.1	$(382.5)	$401.9
Operating margin	13.9%	7.7%	(14.7)%	15.6%
Net income (loss) attributable to Equifax	$81.1	$38.4	$(408.0)	$274.2
Diluted earnings per share	$0.66	$0.32	$(3.35)	$2.26
Cash provided by operating activities	$(164.9)	$152.6	$83.1	$507.4
Capital expenditures*	$(87.8)	$(101.6)	$(285.9)	$(250.4)
*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•
We did not repurchase shares of our common stock during the first nine months of 2019. At September 30, 2019, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

•	We paid out $141.4 million or $1.17 per share in dividends to our shareholders during the first nine months of 2019.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, small commercial credit and marketing activity. Demand is also enhanced by our initiatives to expand our products, capabilities, and markets served. In the United States, we expect 2019 economic activity, as measured by GDP, to be down from the levels seen in the second half of 2018. We expect modest growth in consumer credit over the course of 2019. U.S. Mortgage market originations were weaker in the first half of 2019 versus 2018, but are expected to improve in the second half of 2019 versus 2018. We anticipate 2019 economic activity, as measured by GDP, in Canada to be at the levels seen in the second half of 2018 with the second half of 2019 up slightly from the first half of 2019. In Australia, as measured by GDP, we anticipate 2019 economic activity to be at similar levels as seen in the second half of 2018, with slight improvement in the second half of 2019. Consumer and commercial credit markets in Australia weakened substantially in the second half of 2018 and have remained weak throughout 2019. In the European markets we serve, the U.K., Spain and Portugal, we are expecting 2019 economic activity, as measured by GDP, to be at or slightly below the levels in 2018. In Latin America, our two largest markets are in Chile and Argentina. In Chile, we are expecting economic activity in 2019 to be down compared to 2018. In Argentina, the market weakened significantly in 2018. Additional uncertainty exists in Argentina and the U.K. due to the Argentinean political environment and the impact of Brexit in the U.K.

The 2017 cybersecurity incident is expected to continue to impact revenue growth, principally in our USIS and Global Consumer Solutions businesses. We have incurred, in the first nine months of 2019, and will continue to incur, for the remainder of 2019, legal, consulting and other costs related to the analysis and response to the 2017 cybersecurity incident. Additionally, we will continue to incur increased costs and capital expenditures related to our technology transformation, which includes costs for enhanced data security. In the remainder of 2019 and beyond, we will continue to have increases in the ongoing run-rate of technology and security spending. We also expect to continue to incur increased expenses for insurance, finance, compliance activities and to meet increased legal and regulatory requirements. The ultimate amount of these increases is expected to be significant.

As a result of the 2017 cybersecurity incident, we are subject to a significant number of proceedings and investigations as described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q. We believe it is probable that we will incur losses associated with certain of the proceedings and investigations related to the 2017 cybersecurity incident. We did not record any incremental accruals during the three months ended September 30, 2019 related to these matters. We recorded accruals of $701.3 million in selling, general, and administrative expenses and other current liabilities in our Consolidated Statements of Income (Loss) and Balance Sheets, respectively, for the nine months ending September 30, 2019, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q based on a number of factors, such as the various stages of these proceedings and investigations, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. As such, as of any given date, we could have exposure to losses as to which no liability has been accrued or as to which the accrued liability is inadequate. The ultimate amount paid on these actions, claims and investigations in excess of the amount already accrued could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2019	2018	$	%	2019	2018	$	%
	(In millions)				(In millions)
U.S. Information Solutions	$315.5	$308.3	$7.2	2%	$946.5	$939.8	$6.7	1%
International	230.5	235.0	(4.5)	(2)%	684.6	729.8	(45.2)	(6)%
Workforce Solutions	240.6	202.2	38.4	19%	699.2	620.9	78.3	13%
Global Consumer Solutions	89.1	88.7	0.4	—%	271.5	286.3	(14.8)	(5)%
Consolidated operating revenue	$875.7	$834.2	$41.5	5%	$2,601.8	$2,576.8	$25.0	1%

Revenue increased by $41.5 million, or 5%, and $25.0 million, or 1%, in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. Total revenue was negatively impacted by foreign exchange rates, which decreased revenue, on a local currency basis, by $15.7 million, or 2%, and $64.6 million, or 2%, for the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018.

Revenue in the third quarter increased due to growth in our Workforce Solutions and USIS segments, offset by declines in our International segment.

Revenue in the first nine months increased due to growth in our Workforce Solutions and USIS segments, offset by declines in our International and Global Consumer Solutions segments.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Expenses	2019	2018	$	%	2019	2018	$	%
	(In millions)				(In millions)
Consolidated cost of services	$374.5	$376.7	$(2.2)	(1)%	$1,138.9	$1,068.2	$70.7	7%
Consolidated selling, general and administrative expenses	295.5	317.5	(22.0)	(7)%	1,601.2	875.4	725.8	83%
Consolidated depreciation and amortization expense	84.1	75.9	8.2	11%	244.2	231.3	12.9	6%
Consolidated operating expenses	$754.1	$770.1	$(16.0)	(2)%	$2,984.3	$2,174.9	$809.4	37%

Cost of services decreased $2.2 million and increased $70.7 million in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The third quarter decrease is due to decreased technology and data security costs, partially offset by an increase in royalty costs. The increase in the first nine months is due to increased royalty, technology and data security, and people costs. The impact of changes in foreign exchange rates on costs of services was a decrease of $7.1 million and $28.8 million in the third quarter and first nine months of 2019, respectively.

Selling, general and administrative expenses decreased $22.0 million and increased $725.8 million in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The impact of changes in foreign currency exchange rates decreased selling, general and administrative expenses by $5.0 million and $20.8 million in the third quarter and first nine months of 2019, respectively.

The decrease in the third quarter is due to decreased costs related to the 2017 cybersecurity incident, technology and data security costs, and the $18.5 million public records settlement in 2018 that did not recur in 2019, partially offset by increased people costs.

The increase in the first nine months is primarily due to accruals for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident of $701.3 million, a restructuring charge of $11.5 million in the first quarter of 2019, and transaction costs related to the PayNet acquisition of $6.3 million in the second quarter of 2019. Additionally, the 2018 period benefited from insurance recoveries of $45.0 million and the 2019 period benefited from the $18.5 million public records settlement in 2018 that did not recur in 2019. The remaining increase was driven by an increase in people and advertising costs.

Depreciation and amortization expense increased $8.2 million and $12.9 million for the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The increases are due to the amortization of capitalized internal-use software and system costs and depreciation of production equipment which were partially offset by a decrease in amortization of purchased intangibles.

Operating Income and Operating Margin

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Consolidated Operating Income (Loss)	2019	2018	$	%		2019	2018	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$875.7	$834.2	$41.5	5%		$2,601.8	$2,576.8	$25.0	1%
Consolidated operating expenses	754.1	770.1	(16.0)	(2)%		2,984.3	2,174.9	809.4	37%
Consolidated operating income (loss)	$121.6	$64.1	$57.5	90%		$(382.5)	$401.9	$(784.4)	(195)%
Consolidated operating margin	13.9%	7.7%		6.2	pts	(14.7)%	15.6%		(30.3	) pts

Total company operating margin increased by 6.2% and decreased by 30.3% in the third quarter and first nine months of 2019 compared to the same periods in 2018.

The increased margin in the third quarter is primarily due to increased revenue, decreased costs related to the 2017 cybersecurity incident and technology and data security costs, and the $18.5 million public records settlement in the third quarter of 2018 that did not recur in 2019, partially offset by increased royalty and people costs.

The reduced margin in the first nine months is primarily due to the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident, technology and data security costs, settlements with commercial customers, the restructuring charge, and the timing of insurance recoveries in 2018. The remaining decrease is due to increases in royalty, technology, people and advertising costs.

Interest Expense and Other Income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Interest Expense and Other Income, net	2019	2018	$	%	2019	2018	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(28.0)	$(26.7)	$(1.3)	5%	$(82.3)	$(77.0)	$(5.3)	7%
Consolidated other income (expense), net	2.9	1.3	1.6	nm	7.9	6.4	1.5	nm
Average cost of debt	3.7%	4.1%			3.9%	3.8%
Total consolidated debt, net, at quarter end	$3,206.7	$2,632.5	$574.2	22%	$3,206.7	$2,632.5	$574.2	22%
nm - not meaningful

Interest expense increased $1.3 million and $5.3 million for the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The increases in both periods are principally due to higher debt balances. Commercial paper borrowings increased in the third quarter of 2019, and borrowings on our Receivables Facility increased in the second quarter of 2019 and remained outstanding throughout the third quarter of 2019.

Other income, net, slightly increased in the third quarter and first nine months of 2019 compared to the same periods in 2018. The increases are primarily due to higher earnings on certain equity method investments.

Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated (Provision) Benefit for Income Taxes	2019	2018	$	%	2019	2018	$	%
	(In millions)				(In millions)
Consolidated (provision) benefit for income taxes	$(14.0)	$0.9	$(14.9)	(1,656)%	$53.3	$(51.7)	$105.0	(203)%
Effective income tax rate	14.5%	(2.3)%			11.7%	15.6%

Our effective income tax rate is 14.5% for the three months ended September 30, 2019 compared to a 2.3% benefit for the three months ended September 30, 2018. Our effective income tax rate is 11.7% for the nine months ended September 30, 2019 compared to 15.6% for the nine months ended September 30, 2018. Our third quarter 2019 tax rate is higher due to discrete benefits being proportionally lower compared to pre-tax book income than those recorded in the third quarter of 2018. Our effective tax rate is lower for the nine months ending September 30, 2019 as compared to 2018 due to permanent tax differences resulting from the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident. We computed third quarter and year-to-date income taxes for 2019 using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss. We believe that this method yields a more reliable income tax calculation for the period due to the uncertainty associated with the estimates of our annual domestic pre-tax book loss due to the accruals recorded earlier during 2019 and the uncertainty as to the outcomes of the other remaining matters related to the litigation, claims, and government investigations related to the 2017 cybersecurity incident.

Net Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Net Income (Loss)	2019	2018	$	%	2019	2018	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income (loss)	$121.6	$64.1	$57.5	90%	$(382.5)	$401.9	$(784.4)	(195)%
Consolidated other expense, net	(25.1)	(25.4)	0.3	(1)%	(74.4)	(70.6)	(3.8)	5%
Consolidated (provision) benefit for income taxes	(14.0)	0.9	(14.9)	(1,656)%	53.3	(51.7)	105.0	(203)%
Consolidated net income (loss)	82.5	39.6	42.9	108%	(403.6)	279.6	(683.2)	(244)%
Net income attributable to noncontrolling interests	(1.4)	(1.2)	(0.2)	17%	(4.4)	(5.4)	1.0	(18)%
Net income (loss) attributable to Equifax	$81.1	$38.4	$42.7	111%	$(408.0)	$274.2	$(682.2)	(249)%
Diluted earnings per common share:
Net income (loss) attributable to Equifax	$0.66	$0.32	$0.34	106%	$(3.35)	$2.26	$(5.61)	(248)%
Weighted-average shares used in computing diluted earnings per share	122.3	121.6			122.0	121.5

Consolidated net (loss) income increased by $42.9 million and decreased by $683.2 million in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The increase in the third quarter is due to increased operating income due to the increase in revenue and decrease in operating expenses, partially offset by increased income tax expense. The decrease in the first nine months is due to the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident and the aforementioned technology and data security costs, net of the related tax benefits of these expenses.

Segment Financial Results

USIS

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
U.S. Information Solutions	2019	2018	$	%		2019	2018	$	%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$233.0	$222.4	$10.6	5%		$696.7	$666.2	$30.5	5%
Mortgage Solutions	36.7	39.0	(2.3)	(6)%		104.4	126.2	(21.8)	(17)%
Financial Marketing Services	45.8	46.9	(1.1)	(2)%		145.4	147.4	(2.0)	(1)%
Total operating revenue	$315.5	$308.3	$7.2	2%		$946.5	$939.8	$6.7	1%
% of consolidated revenue	36%	37%				36%	37%
Total operating income	$98.2	$95.4	$2.8	3%		$312.2	$332.5	$(20.3)	(6)%
Operating margin	31.1%	30.9%		0.2	pts	33.0%	35.4%		(2.4	)pts

USIS revenue increased by 2% and 1% in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The increases are due to increases in our core credit decisioning services volumes and revenue from acquisitions, partially offset by $20.0 million in settlements with commercial customers in the third quarter of 2019 and declines in Mortgage Solutions.

Online Information Solutions

Revenue increased by 5% in the third quarter and first nine months of 2019 compared to the same periods in 2018. The increase in the third quarter and first nine months is due to an increase in core credit decisioning services volumes and revenue from acquisitions and our identity and fraud solutions business, partially offset by a $15.0 million settlement with a commercial customer.

Mortgage Solutions

Revenue decreased by 6% and 17% for the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The decrease in both periods is due to channel shift between our Mortgage Solutions and Online Information Solutions businesses and partially offset by an increase in mortgage market transaction volumes.

Financial Marketing Services

Revenue decreased by 2% and 1% for the third quarter and first nine months of 2019, respectively, compared to the same period in 2018. The decreases are due to a $5.0 million settlement with a commercial customer, partially offset by an increase in other project related revenue.

USIS Operating Margin

USIS operating margin increased from 30.9% in the third quarter of 2018 to 31.1% in the third quarter of 2019, and decreased from 35.4% in the first nine months of 2018 to 33.0% in the first nine months of 2019. The margin increase during the third quarter was due to the increase in revenue and the $18.5 million public records settlement in the third quarter of 2018 that did not recur in 2019, partially offset by settlements with commercial customers. The margin reduction during the first nine months of 2019 was due to settlements with commercial customers and an increase in technology and data security and royalty costs, partially offset by the public records settlement in 2018 that did not recur in 2019 and decreased people costs.

International

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
International	2019	2018	$	%		2019	2018	$	%
	(In millions)					(In millions)
Operating revenue:
Asia Pacific	$77.4	$80.5	$(3.1)	(4)%		$226.4	$249.0	$(22.6)	(9)%
Europe	64.8	68.5	(3.7)	(5)%		199.3	211.4	(12.1)	(6)%
Latin America	49.2	48.7	0.5	1%		144.0	158.9	(14.9)	(9)%
Canada	39.1	37.3	1.8	5%		114.9	110.5	4.4	4%
Total operating revenue	$230.5	$235.0	$(4.5)	(2)%		$684.6	$729.8	$(45.2)	(6)%
% of consolidated revenue	26%	28%				26%	28%
Total operating income	$26.0	$19.2	$6.8	35%		$59.9	$92.9	$(33.0)	(36)%
Operating margin	11.3%	8.2%		3.1	pts	8.7%	12.7%		(4.0	)pts

International revenue decreased by 2% and 6% in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. Local currency revenue growth for the third quarter and first nine months of 2019 was 5% and 2%, respectively, driven by growth across the Latin America and Canada regions in both periods, offset by declines in the Asia Pacific region in the first nine months period. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $15.3 million, or 7%, and $63.0 million, or 8%, during the third quarter and first nine months of 2019, respectively.

Asia Pacific

On a local currency basis, revenue increased 2% and decreased 2% in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The increase in the third quarter of 2019 was driven by an increase in our commercial business and partially offset by decreases in our marketing services and direct-to-consumer related revenue. The decrease in the first nine months was driven by weak consumer and commercial lending markets in Australia resulting in declines in consumer lending and direct-to-consumer related revenue. Local currency fluctuations negatively impacted revenue by $4.8 million, or 6%, and $18.1 million, or 7%, for the third quarter and first nine months of 2019, respectively. Reported revenue decreased by 4% and 9% in the third quarter and first nine months of 2019, respectively.

Europe

On a local currency basis, revenue was flat in both the third quarter and first nine months of 2019 compared to the same periods in 2018. The changes in both periods are primarily due to declines in our debt services revenue and offset by growth in our U.K. and Spain credit operations revenue. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $3.5 million, or 5%, and $12.5 million, or 6%, for the third quarter and first nine months of 2019, respectively. Reported revenue decreased by 5% and 6% in the third quarter and first nine months of 2019, respectively.

Latin America

On a local currency basis, revenue increased by 15% and 9% in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The increases were driven by growth in Argentina and Chile. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $6.6 million, or 14%, and $28.7 million, or 18%, in the third quarter and first nine months of 2019, respectively, primarily from Argentina and Chile. Reported revenue increased by 1% and decreased 9% in the third quarter and first nine months of 2019, respectively.

Canada

On a local currency basis, revenue increased by 6% and 7% in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The increase is due to broad based revenue growth including growth from acquisitions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.4 million, or 1%, and $3.7 million, or 3%, in the third quarter and first nine months of 2019, respectively. Reported revenue increased by 5% and 4% in the third quarter and first nine months of 2019, respectively.

International Operating Margin

Operating margin increased from 8.2% in the third quarter of 2018 to 11.3% in the third quarter of 2019 and decreased from 12.7% in the first nine months of 2018 to 8.7% in the first nine months of 2019. The increased margin in the third quarter was due to a decrease in technology and data security and people costs. The reduced margin in the first nine months was due to reduced revenue and an increase in technology and data security, production, and people costs as well as depreciation and amortization expense.

Workforce Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Workforce Solutions	2019	2018	$	%		2019	2018	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$185.3	$143.9	$41.4	29%		$506.5	$421.6	$84.9	20%
Employer Services	55.3	58.3	(3.0)	(5)%		192.7	199.3	(6.6)	(3)%
Total operating revenue	$240.6	$202.2	$38.4	19%		$699.2	$620.9	$78.3	13%
% of consolidated revenue	28%	24%				27%	24%
Total operating income	$99.6	$77.0	$22.6	29%		$291.4	$251.0	$40.4	16%
Operating margin	41.4%	38.1%		3.3	pts	41.7%	40.4%		1.3	pts

Workforce Solutions revenue increased by 19% and 13% in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The increases for the third quarter and first nine months were due to strong growth in Verification Services and were partially offset by decreased revenue in our tax management services and our Affordable Care Act compliance services.

Verification Services

Revenue increased by 29% and 20% in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018 due to strong growth in the mortgage, government, financial, talent solutions, and healthcare verticals, and continued addition of new records to The Work Number database.

Employer Services

Revenue decreased by 5% and 3% in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The decreases were due to declines in our tax management services and Affordable Care Act compliance services. These decreases were partially offset by revenue from acquisitions.

Workforce Solutions Operating Margin

Operating margin increased from 38.1% for the third quarter of 2018 to 41.4% for the third quarter of 2019 and from 40.4% for the first nine months in 2018 to 41.7% for the first nine months of 2019. The increased margins were due to the increase in revenue and partially offset by increases in royalty, people, and technology costs.

Global Consumer Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Global Consumer Solutions	2019	2018	$	%		2019	2018	$	%
	(In millions)					(In millions)
Total operating revenue	$89.1	$88.7	$0.4	—%		$271.5	$286.3	$(14.8)	(5)%
% of consolidated revenue	10%	11%				11%	11%
Total operating income	$11.9	$12.2	$(0.3)	(2)%		$36.2	$61.3	$(25.1)	(41)%
Operating margin	13.4%	13.8%		(0.4	)pts	13.3%	21.4%		(8.1	)pts

Revenue increased slightly and decreased 5% for the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. Local currency revenue increased 1% and decreased 5% in the third quarter and first nine months of 2019, respectively. The change in the third quarter of 2019 was driven by an increase in partner revenue which was offset by decreases in our consumer direct revenue. The decrease in the first nine months was primarily due to decreases in our consumer direct revenue in the U.S and the U.K. In the U.S., we ceased advertising our consumer paid products in the U.S. in September 2017 following the cybersecurity incident. We resumed advertising our U.S. consumer paid products in the fourth quarter of 2018. In the U.K., direct-to-consumer revenue was negatively impacted by the Global Data Protection Regulations that were implemented in May 2018. Local currency fluctuations negatively impacted revenue by $0.4 million and $1.6 million, or 1%, for the third quarter and first nine months of 2019, respectively.

Global Consumer Solutions Operating Margin

Operating margin decreased from 13.8% in the third quarter of 2018 to 13.4% in the third quarter of 2019 and from 21.4% in the first nine months of 2018 to 13.3% in the first nine months of 2019. The reduced margin in the third quarter is due to an increase in production and advertising costs, partially offset by decreased people costs. The reduced margin in the first nine months is due to lower revenue and an increase in advertising, production, and technology and data security costs, partially offset by decreased people costs.

General Corporate Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
General Corporate Expense	2019	2018	$	%	2019	2018	$	%
	(In millions)				(In millions)
General corporate expense	$114.1	$139.7	$(25.6)	(18)%	$1,082.2	$335.8	$746.4	222%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, security, data and analytics, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense decreased $25.6 million and increased $746.4 million in the third quarter and first nine months of 2019, respectively, compared to the prior year periods. The decrease in the third quarter is primarily due to a decrease in technology and data security and people costs. The increase in the first nine months is primarily due to accruals for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident of $701.3 million. The remaining increase is primarily due to technology and data security costs, a restructuring charge of $11.5 million recorded in the first quarter of 2019 and people costs. Additionally, the first nine months of 2018 received the benefit of insurance recoveries of $45.0 million.

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

Sources and Uses of Cash

Funds generated by operating activities, our Revolver and related commercial paper program and our Receivables Facility, more fully described below, are our most significant sources of liquidity. As noted above, the Company has and expects to make payments to resolve certain legal proceedings and investigations related to the 2017 cybersecurity incident, described more fully in Part II, "Item 1. Legal Proceedings" in this Form 10-Q. In the third quarter of 2019, the Company made payments of $341.5 million principally related to the consumer settlement comprised of $180.5 million to the MSAG Group, $100.0 million to the CFPB, $25.2 million to the Consumer Restitution Fund and $10.0 million to the NYDFS. The remaining $355.3 million to be paid to the Consumer Restitution Fund will be made after final court approval of the Consumer Settlement, which could occur as early as the first quarter of 2020. Our plan is to finance the payments with existing borrowing capacity, including under our $1.1 billion five-year unsecured revolving credit facility. Thus, funds generated by operating activities are not expected to be sufficient to fund working capital and other cash requirements throughout 2019 and 2020. The Company has sufficient committed financing in our Revolver and Receivables Facility to cover the expected shortfall. If necessary, we could exercise the accordion feature on our Revolver, finance using the public and private corporate bond markets and/or syndicated loan markets.

In the first nine months of 2019, we recorded accruals for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident of $701.3 million. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations resulting from the 2017 cybersecurity incident. Such potential payments, if great enough, could have an adverse effect on our liquidity. In this case, funds generated from operating activities and our credit facilities may not be sufficient to pay such damages, costs, penalties, and fines. See Part I, “Item 1A. Risk Factors—The government investigations and litigation resulting from the 2017 cybersecurity incident will continue to adversely impact our business and results of operations” in our 2018 Form 10-K and Part II, "Item 1. Legal Proceedings" in this Form 10-Q. At September 30, 2019, $731.3 million and $25.0 million were available to borrow under our Revolver and Receivables Facility, respectively, and we had cash and cash equivalents of $167.5 million included in our Consolidated Balance Sheets. In the event that additional financing is needed, we would exercise the accordion feature on our Revolver, finance using the public and private corporate bond markets and/or syndicated loan markets, if available.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of September 30, 2019, we held $155.3 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2019	2018	2019 vs. 2018
	(In millions)
Operating activities	$83.1	$507.4	$(424.3)
Investing activities	$(565.5)	$(325.2)	$(240.3)
Financing activities	$426.4	$(256.0)	$682.4

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2019 decreased by $424.3 million from the prior year. The decrease is due to partial payment of the losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident, increased incremental data and security costs as a result of our technology transformation and the related change in deferred income taxes, as well as having received $80.0 million in insurance proceeds in 2018.

Investing Activities

Capital Expenditures

	Nine Months Ended September 30,		Change
Net cash used in:	2019	2018	2019 vs. 2018
	(In millions)
Capital expenditures*	$(305.7)	$(208.1)	$(97.6)
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

Capital expenditures paid in the first nine months of 2019 increased by $97.6 million from the same period in 2018 as we are continuing to invest in enhanced technology systems, infrastructure and data security after the 2017 cybersecurity incident and due to the timing of payments for capital expenditure-related payables.

Acquisitions, Divestitures and Investments

	Nine Months Ended September 30,		Change
Net cash used in:	2019	2018	2019 vs. 2018
	(In millions)
Acquisitions, net of cash acquired	$(234.8)	$(115.8)	$(119.0)
Cash received from sale of asset	$—	$5.6	$(5.6)

During the first nine months of 2019, we completed the acquisition of PayNet in our USIS and International operating segments and completed an additional acquisition in our Workforce Solutions segment. During the first nine months of 2018, we completed acquisitions in our USIS, Workforce Solutions, and International segments.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2019	2018	2019 vs. 2018
	(In millions)
Net short-term borrowings (repayments)	$367.0	$(960.9)	$1,327.9
Payments on long-term debt	$(50.0)	$(100.0)	$50.0
Borrowings on long-term debt	$250.0	$994.5	$(744.5)

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

As of September 30, 2019, there were $0.7 million of letters of credit issued under the Revolver, no principal drawn amounts under the Revolver, and $368.0 million of commercial paper borrowings. Availability under the Revolver was $731.3 million at September 30, 2019.

At September 30, 2019, 73% of our debt was fixed-rate debt and 27% was effectively variable debt. Our variable-rate debt consists of the Floating Rate Senior Notes, our commercial paper and our Receivables Facility. The interest rates reset periodically, depending on the terms of the respective financing agreements. At September 30, 2019, the interest rates on our variable-rate debt ranged from 2.28% to 3.50%.

Borrowing and Repayment Activity

We primarily borrow under our CP program, on our Revolver, or our Receivables Facility as needed and availability allows.

Net short-term borrowings (repayments) primarily represent borrowings or repayments of outstanding amounts under our CP program. The increase in the first nine months of 2019 represent borrowings under our CP program. The decrease in net short-term borrowing (repayments) in the first nine months of 2018 primarily reflect the repayment of outstanding borrowings on our CP program and Term Loan with the proceeds from the issuance of the 2021, Floating Rate, and 2023 senior notes.

Payments on long-term debt reflect $50.0 million payments made on our Receivable Facility in the first nine months of 2019 and payments on our Revolver in the first nine months of 2018.

Borrowings on long-term debt represent the net proceeds received from draw downs on our Receivables Facility in the first nine months of 2019 and the issuance of the 2021, Floating Rate, and 2023 senior notes in the first nine months of 2018.

There were $200.0 million of borrowings under the Receivables Facility at September 30, 2019. The Receivables Facility was supported by $225.0 million of accounts receivable as collateral at September 30, 2019 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and Revolver, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on mortgages, liens, and sale/leaseback transactions. In addition, the Revolver requires us to maintain a maximum leverage ratio of not more than 3.5 to 1.0. As permitted under the terms of the Revolver, we made the election to increase the covenant to 4.0 to 1.0, effective for four consecutive quarters, beginning in the second quarter of 2019 and continuing through the first quarter of 2020. As of September 30, 2019, we were in compliance with all of our debt covenants.

The Company does not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 2.3% senior notes due 2021, 3.6% senior notes due 2021, floating rate notes due 2021, 3.3% senior notes due 2022, 3.95% senior notes due 2023, 3.25% senior notes due 2026, and 7.0% senior notes due 2037 (together, the “Senior Notes”) contain change in control provisions. If the Company experiences a change in control or publicly announces the Company’s intention to effect a change in control and the rating on the Senior Notes is lowered by each of Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change in control or notice thereof, we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. As of September 30, 2019, our S&P credit rating was BBB with a negative outlook and our Moody’s credit rating was Baa1 with a negative outlook. These ratings are subject to change as events and circumstances change.

 For additional information about our debt, including the terms of our financing arrangements, basis for floating interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2018 Form 10-K.

Equity Transactions

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2019	2018	2019 vs. 2018
	(In millions)
Dividends paid to Equifax shareholders	$(141.4)	$(140.8)	$(0.6)
Dividends paid to noncontrolling interests	$(4.8)	$(8.7)	$3.9
Proceeds from exercise of stock options	$15.3	$11.3	$4.0

Sources and uses of cash related to equity during the nine months ended September 30, 2019 and 2018 were as follows:

-	During the first nine months of 2019 and 2018, we did not repurchase any shares of our stock.

-
We maintained our quarterly dividend of $0.39 per share in the third quarter of 2019. We paid cash dividends to Equifax shareholders of $141.4 million and $140.8 million, or $1.17 per share, during the nine months ended September 30, 2019 and 2018, respectively.

-	We received cash of $15.3 million and $11.3 million during the first nine months of 2019 and 2018, respectively, from the exercise of stock options.

At September 30, 2019, the Company had $590.1 million remaining for stock repurchases under the existing Board authorization.

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

Foreign Currency

Argentina has experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina has been deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as highly inflationary which resulted in the recognition of an $0.5 million and $0.8 million foreign currency loss that was recorded in other income, net in our Consolidated Statements of Income (Loss) during the three and nine months ended September 30, 2019, respectively.

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

The goodwill balance at September 30, 2019, for our seven reporting units was as follows:

September 30,
2019
(In millions)
U.S. Information Solutions	$1,280.3
Asia Pacific	1,350.4
Europe	151.4
Latin America	225.0
Canada	51.2
Global Consumer Solutions	184.4
Workforce Solutions	984.6
Total goodwill	$4,227.3

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

Valuation Techniques

We performed a quantitative assessment for our Asia Pacific reporting unit to determine whether impairment exists as the Veda transaction, which comprises the majority of our Asia Pacific reporting unit, was only completed approximately three years ago and due to the size of the cushion for the reporting unit in relation to our other reporting units. In determining the fair value of the reporting unit we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital charges. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies or guideline transactions. We believe the benchmark companies used for our Asia Pacific reporting unit serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our discussion of Competition in our 2018 Form 10-K. Competition for our Asia Pacific reporting unit generally includes global consumer credit reporting companies, such as Experian, which offer a product suite similar to the reporting unit's credit reporting solutions.

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

We have not made any material changes to the valuation methodology we use to assess goodwill impairment since the date of our last annual impairment test.

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

We projected revenue growth in 2020 for our Asia Pacific reporting unit in completing our 2019 impairment testing based on planned business initiatives and prevailing trends exhibited by this unit and not based on the assumption of meaningful acceleration in economic growth. The anticipated revenue growth in this reporting unit, however, is partially offset by assumed increases in expenses for the reporting unit which reflects the additional level of investment needed in order to achieve the planned revenue growth.

Discount Rate Assumptions

We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows for the reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the Company’s tax rate. For the 2019 annual goodwill impairment evaluation, the discount rate used to develop the estimated fair value of the Asia Pacific reporting unit was 9.1%.

Estimated Fair Value and Sensitivities

The estimated fair value of the reporting units is derived from the valuation techniques described above, incorporating the related projections and assumptions. An indication of possible impairment occurs when the estimated fair value of the reporting unit is below the carrying value of its equity. The estimated fair value for our Asia Pacific reporting unit exceeded the related carrying value as of September 30, 2019. As a result, no goodwill impairment was recorded.

The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Our Asia Pacific reporting unit primarily represents our recently completed acquisition of Veda. Due to the recency of this acquisition and its overall significance to the reporting unit, Asia Pacific is more sensitive to changes in the assumptions noted above that could result in a fair value that is less than its carrying value. The excess of fair value over carrying value for the Asia Pacific reporting unit as of September 30, 2019 was 14%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2018 Form 10-K. There were no material changes to our market risk exposure during the three and nine months ended September 30, 2019.

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

On July 19, 2019 and July 22, 2019, as further described below, we entered into multiple agreements that resolve the U.S. Consumer MDL Litigation (as defined below) and the investigations of the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the Attorneys General of 48 states, the District of Columbia and Puerto Rico (the “MSAG Group”) and the New York Department of Financial Services (“NYDFS”) (collectively, the “Consumer Settlement”). Under the terms of the Consumer Settlement, if finally approved by the MDL Court (as defined below), the Company will contribute $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident. In the third quarter of 2019, the Company made an initial contribution of $25.2 million to the Consumer Restitution Fund in accordance with the terms of the Consumer Settlement. The remaining contribution to the Consumer Restitution Fund will be made after final approval of the MDL Court.

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

The Company has agreed to contribute up to an additional $125.0 million to the Consumer Restitution Fund to cover unreimbursed costs and expenditures described in (1) above in the event the $380.5 million in the Consumer Restitution Fund is exhausted. In addition, if the number of affected consumers who enroll in the third party credit monitoring services described above in (2) exceeds seven million, the Company may be required, under certain circumstances, to contribute additional money into the Consumer Restitution Fund to cover the incremental cost of providing credit monitoring services to the additional affected consumers.

In accordance with the terms of the Consumer Settlement, in the third quarter of 2019, the Company paid $180.5 million to the MSAG Group and the following monetary penalties: (1) $100.0 million to the CFPB and (2) $10.0 million to the NYDFS. The Company has accrued its best estimate for estimated probable losses it expects to incur with respect to the Consumer Settlement. As part of the Consumer Settlement, the Company also agreed to implement certain business practice commitments related to consumer assistance and information security to safeguard the personal information of consumers, including conducting third party assessments of its information security program.

The agreement regarding the U.S. Consumer MDL Litigation is subject to approval by the U.S. District Court for the Northern District of Georgia and there can be no assurance that the court will grant final approval of the agreement. The settlement with the MSAG Group consists of substantially similar agreements with each of the participating jurisdictions, and each agreement received court approval in the relevant jurisdiction in the third quarter of 2019. The Company’s participation in the Consumer Settlement does not constitute an admission by the Company of any fault or liability, and the Company does not admit fault or liability.

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

Beginning on December 6, 2017 and pursuant to multiple subsequent orders, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation and transfer for pre-trial proceedings with respect to the U.S. cases pending in federal court discussed above, including the City of Chicago action, the Indian Tribal suits, and the Puerto Rico action, to the Northern District of Georgia as the single U.S. District Court for centralized pre-trial proceedings (the “MDL Court”). Based on these orders, consolidated proceedings with respect to U.S. consumer, small business and financial institution federal class actions and other lawsuits related to the 2017 cybersecurity incident have been conducted in the MDL Court. The MDL Court has established separate tracks for the consumer and financial institution class action cases and appointed lead counsel on behalf of plaintiffs in both tracks. We refer to the consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (Consumer Cases), as the “U.S. Consumer MDL Litigation.” Certain plaintiffs with cases pending in the MDL consolidated proceedings, including the Indian Tribe plaintiffs and the City of Chicago, have sought the establishment of additional tracks and other related relief. The MDL Court denied the various requests for a separate track. The City of Chicago is seeking reconsideration of the MDL Court's decision.

The Company moved to dismiss the consolidated class action complaints filed by the U.S. consumer, small business and financial institution plaintiffs in their entirety. On January 28, 2019, the MDL Court dismissed the small businesses’ consolidated class action complaint in its entirety. The MDL Court dismissed certain claims brought by the consumer and financial institution plaintiffs, while allowing other claims by those plaintiffs to proceed. Pursuant to case management orders issued by the MDL Court, consolidated pre-trial proceedings, including discovery between the parties, have been proceeding on the remaining claims of the U.S. consumer and financial institution plaintiffs. In addition, the financial institution plaintiffs have filed a motion to amend their class action complaint which is pending.

As described above, in the third quarter of 2019, the Company entered into a settlement agreement that, upon approval by the MDL Court, will resolve and dismiss the claims asserted in the U.S. Consumer MDL Litigation. Puerto Rico was part of the MSAG Group, and a Consent Order was entered by the MDL Court on July 25, 2019 and its Complaint was dismissed with prejudice.

Georgia State Court Consumer Class Actions. Four putative class actions arising from the 2017 cybersecurity incident were filed against us in Fulton County Superior Court and Fulton County State Court in Georgia based on similar allegations and theories as alleged in the U.S. Consumer MDL Litigation and seek consumer class actions pending in the MDL Court and seek monetary damages, injunctive relief and other related relief on behalf of Georgia citizens. These cases have been transferred to a single judge in the Fulton County Business Court and three of the cases were consolidated into a single action. On July 27, 2018, the Fulton County Business Court granted the Company’s motion to stay the remaining single case, and on August 17, 2018, the Fulton County Business Court granted the Company’s motion to stay the consolidated case.

Pennsylvania State Court Financial Institution Class Action. On July 12, 2019, one of the initial named plaintiffs in the financial institutions track of the MDL filed a purported class action suit against us in the Court of Common Pleas of Lawrence County, Pennsylvania on behalf of financial institutions headquartered in Pennsylvania. The claims being asserted in this matter are substantially similar to those that were dismissed in the MDL proceeding for lack of standing. We filed preliminary objections to the complaint on September 5, 2019.

Canadian Class Actions. Eight Canadian class actions, six of which are on behalf of a national class of approximately 19,000 Canadian consumers, have been filed against us in Ontario, Saskatchewan, Quebec, British Columbia and Alberta. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. The plaintiffs in each case seek class certification/authorization on behalf of Canadian consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident. In some cases, plaintiffs also seek class certification on behalf of a larger group of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident or earlier and were not impacted by the incident. We have opposed Plaintiff’s class certification motion in the Ontario case, which is pending. The application for class authorization in the Quebec proceeding has been dismissed by the court. All remaining purported class actions are at preliminary stages, and one of the cases in Ontario as well as the Saskatchewan case have been stayed. The court’s order staying the Saskatchewan case is on appeal.

TransUnion Litigation. On November 27, 2017, Trans Union LLC and TransUnion Interactive, Inc. (collectively, “TransUnion”) filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Equifax Information Services LLC, Equifax Inc., and Equifax Consumer Services LLC f/k/a Equifax Consumer Services, Inc. In its lawsuit, TransUnion asserts claims for declaratory relief, breach of contract, and anticipatory repudiation of contract based on our Reciprocal Data Supply Agreement (the “Agreement”), which sets forth the pricing terms for credit monitoring supplied by the parties to each other. TransUnion seeks a declaration regarding its contractual rights under the Agreement and monetary damages. On January 26, 2018, we moved to dismiss TransUnion’s claims. On June 19, 2018, the court granted in part and denied in part our motion to dismiss, dismissing Equifax Inc. from the case. On July 24, 2019, the parties executed a settlement agreement to settle the matter and on August 12, 2019, the court dismissed the lawsuit pursuant to the parties’ settlement. The Company has accrued for estimated probable losses it expects to incur with respect to this matter.

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

Government Lawsuits. In addition to the City of Chicago’s and Commonwealth of Puerto Rico’s lawsuits in the MDL Court, the City of San Francisco filed a lawsuit against us in Superior Court in the County of San Francisco on behalf of the People of the State of California alleging violations of California’s unfair competition law due to purported violations of statutory protections of personal data and statutory data breach requirements and seeking statutory penalties, injunctive relief, and restitution for California consumers, among other relief. On July 26, 2019, the City of San Francisco filed a Request of Dismissal and the case was dismissed on July 31, 2019.

Civil enforcement actions were filed against us by the Attorneys General of Indiana, Massachusetts, West Virginia and Puerto Rico alleging violations of commonwealth/state consumer protection laws. The Indiana action, which was filed on May 6, 2019, is pending in the Superior Court of Marion County and seeks injunctive relief, civil penalties, restitution, costs and other relief. The Company filed a motion to dismiss the Indiana action in its entirety on July 29, 2019, which is pending. The Massachusetts action is pending in Suffolk Superior Court and seeks permanent injunctive relief, civil penalties, restitution, disgorgement of profits, costs and attorneys’ fees. The Suffolk Superior Court denied the Company’s motions to stay and dismiss the case, and the case is in discovery. On July 19, 2019, the Company entered into an agreement with the Attorney General of West Virginia to resolve the West Virginia lawsuit as part of the settlement with the MSAG Group, and the case was dismissed with prejudice on July 22, 2019. The lawsuit filed by the Attorney General of Puerto Rico was transferred to the MDL proceeding, as described above. As described above, on July 19, 2019, the Company entered into an agreement with the Attorney General of Puerto Rico to resolve the lawsuit as part of the settlement with the MSAG Group, and the case was dismissed with prejudice on July 25, 2019.

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

Government Investigations. We continue to cooperate with federal, state and foreign governmental agencies and officials investigating or otherwise seeking information, testimony and/or documents, including through Civil Investigative Demands and subpoenas, regarding the 2017 cybersecurity incident and related matters, including the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, other U.S. state regulators, certain Congressional committees and the U.K.’s Financial Conduct Authority (“FCA”). We have resolved the Puerto Rico Department of Consumer Affairs’ Notices of Infraction related to the Company’s alleged failure to give timely notice of the 2017 cybersecurity incident under Puerto Rico law to the Department and Puerto Rico consumers.

The SEC issued a subpoena on May 14, 2018 regarding disclosure issues relating to the 2017 cybersecurity incident. In August 2019, the SEC Enforcement Division staff notified us that it had terminated its inquiry and was not recommending any enforcement action. In addition, we continue to cooperate with the SEC and the U.S. Attorney’s Office for the Northern District of Georgia regarding investigations into the trading activities by certain of our current and former employees in relation to the 2017 cybersecurity incident.

The New York State Attorney General Investor Protection Bureau (“IPB”) issued a subpoena on September 20, 2017 relating to an investigation of whether there has been a violation of the Martin Act. We have continued to cooperate with the IPB in its investigation.

The FCA served an Enforcement Notice and Information Requests. We have provided responses to these requests and continue to cooperate with the FCA in responding to additional requests.

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

As described above, on July 19, 2019, the Company resolved the consolidated multi-state investigation involving the Attorneys General of 48 states, the District of Columbia and Puerto Rico. As noted above, the Attorneys General of Indiana and Massachusetts did not participate in the multi-state process and each have filed suit. The Attorney General of Texas conducted a separate investigation, and resolved its investigation as part of the MSAG Group settlement. The settlement with the MSAG Group consists of substantially similar agreements with each of the participating jurisdictions, and each agreement received court approval in the relevant jurisdiction in the third quarter of 2019.

As described above, the Company entered into agreements with the CFPB, FTC and NYDFS to resolve their investigations. The agreements with the CFPB and the FTC were approved by the U.S. District Court for the Northern District of Georgia.

Public Records Litigation

Equifax has been named as a defendant in 19 putative class action lawsuits pending in federal courts across the country relating to its reporting of civil judgments and tax liens on consumers’ credit files. In October 2018, Equifax and the plaintiffs’ attorneys who filed the lawsuits reached an agreement in principle to settle the public records-related claims at issue on behalf of a nationwide class of consumers. The parties have filed notices of settlement in the pending lawsuits, and on April 17, 2019, the plaintiffs filed a motion for preliminary approval of the nationwide class action settlement in the case titled Mark William Thomas, et al. v. Equifax Information Services LLC. On September 13, 2019, the court granted final approval of the settlement.

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

California Bankruptcy Litigation

In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award. Mailing of the supplemental notice was completed on February 15, 2011 and the deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order vacating the settlement and remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiffs and granted the motion of counsel for the settling plaintiffs to be appointed as interim lead class counsel. On March 28, 2016, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s lead counsel appointment. On January 9, 2017, the United States Supreme Court denied the objectors’ Petition for a Writ of Certiorari. The parties re-engaged in settlement discussions, including participation in mediations in August 2016 and November 2016, and reached an agreement to again settle the monetary claims. Settlement documents were filed with the District Court on April 14, 2017. On June 16, 2017, the Court granted preliminary approval of the proposed settlement, conditionally certified the settlement class, and appointed class counsel and administrator. A Final Fairness Hearing was held on December 11, 2017 and on April 6, 2018, the Court granted final approval. A Notice of Appeal was filed on May 7, 2018. Following the Notice of Appeal, the parties reached a Stipulation Regarding Attorneys’ Fees and Costs with the District Court subject to affirmance of the settlement with the U.S. Court of Appeals for the Ninth Circuit. Briefing on the appeal is complete and oral argument has been scheduled for November 7, 2019.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2019:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
July 1 - July 31, 2019	5,618	$—	—	$590,092,166
August 1 - August 31, 2019	1,462	$—	—	$590,092,166
September 1 - September 30, 2019	29,358	$—	—	$590,092,166
Total	36,438		—

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 5,618 shares for the month of July 2019, 1,462 shares for the month of August 2019, and 29,358 shares for the month of September 2019.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)	At September 30, 2019, the amount authorized for future share repurchases under the share repurchase program was $590.1 million. The program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date:	October 24, 2019	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	October 24, 2019		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	October 24, 2019		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)