Form 10-K
period 2019-12-31
EQUIFAX INC
filed 2020-02-20
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES   ☒  NO
As of June 30, 2019, the aggregate market value of Registrant’s common stock held by non-affiliates of Registrant was approximately $16,348,175,266 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2020, there were 121,235,722 shares of Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive proxy statement for its 2020 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

Overview

Equifax Inc. is a global data, analytics and technology company. We provide information solutions for businesses, governments and consumers, and we provide human resources business process outsourcing services for employers. We have a large and diversified group of clients, including financial institutions, corporations, government agencies and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, demographic and marketing data. We use advanced statistical techniques, machine learning and proprietary software tools to analyze available data to create customized insights, decision-making solutions and processing services for our clients. We also provide information, technology and services to support debt collections and recovery management. Additionally, we are a leading provider of payroll-related and human resource management business process outsourcing services in the United States of America (“U.S.”). For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions.

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the United Kingdom (“U.K.”), Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland, Chile, Costa Rica and India. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates, have an investment in a consumer and commercial credit information company in Brazil and have an investment in an identity authentication company in Canada.

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

We are organized and report our business results in four operating segments, as follows:

•U.S. Information Solutions (“USIS”) — provides consumer and commercial information solutions to businesses in the U.S. including online information, decisioning technology solutions, fraud and identity management services, analytical services, portfolio management services, mortgage reporting and marketing services.

•Workforce Solutions — provides services enabling customers to verify income and employment (Verification Services) of people in the U.S., as well as providing our employer customers with services that assist them in complying with and automating certain payroll-related and human resource management processes throughout the entire cycle of the employment relationship, including unemployment cost management, employee onboarding, tax credits and incentives, I-9 management and compliance, tax form management services and Affordable Care Act management services (Employer Services). Workforce Solutions has recently established Verifications Service operations in Canada and is working toward a similar operation in Australia.

•International — provides products and services similar to those available in the USIS operating segment but with variations by geographic region. We also provide information, technology and services to support debt collections and recovery management. This operating segment is comprised of our Canada, Europe, Latin America and Asia Pacific business units.

•Global Consumer Solutions — provides products to consumers in the U.S., Canada and the U.K., enabling them to understand and monitor their credit and monitor and help protect their identity. We also sell consumer credit information to resellers who may combine our information with other information to provide direct-to-consumer monitoring, reports and scores.

2017 Cybersecurity Incident

In 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of certain personally identifiable information of U.S., Canadian and U.K. consumers. Criminals exploited a software vulnerability in a U.S. website application to gain unauthorized access to our network. In March 2017, the U.S. Department of Homeland

Security distributed a notice concerning the software vulnerability. We undertook efforts to identify and remediate vulnerable systems; however, the vulnerability in the website application that was exploited was not identified by our security processes. We discovered unusual network activity in late-July 2017 and upon discovery promptly investigated the activity. Once the activity was identified as potential unauthorized access, we acted to stop the intrusion and engaged a leading, independent cybersecurity firm to conduct a forensic investigation to determine the scope of the unauthorized access, including the specific information impacted. Based on our forensic investigation, the unauthorized access occurred from mid-May 2017 through July 2017. No evidence was found that the Company’s core consumer, employment and income, or commercial reporting databases were accessed. We continue to cooperate with law enforcement in connection with the criminal investigation into the actors responsible for the 2017 cybersecurity incident. On February 10, 2020, the U.S. Department of Justice announced that four members of the Chinese People’s Liberation Army were indicted on criminal charges for their involvement in the 2017 cybersecurity incident.

The Company has taken actions to provide consumers with tools to protect their credit data. Immediately following the announcement of the 2017 cybersecurity incident, the Company devoted substantial resources to notify people of the incident and to provide free services to assist people in monitoring their credit and identity information. Since then, the Company has been focused on implementing significant improvements to its data security systems, technology platforms and risk management processes, in an effort to underpin its business strategy.

Our Business Strategy

Our vision is to be a trusted global leader in data, advanced analytics and technology that creates innovative solutions and insights for our customers. Our business strategy is driven by the following imperatives:

•Lead our industry in data security. We are focused on becoming a leader in our industry in the effectiveness of our data and technology security practices. This includes building an Equifax culture that considers data and technology security, and more broadly risk management, as a primary requirement in all decisions. This also includes the extensive use of advanced data and technology security tools, techniques, services and processes in order to enhance our ability to protect the information with which we are entrusted from fraudulent access.

•Transform our technology. We are rebuilding our technology infrastructure, accelerating our migration to a public cloud environment, employing virtual private cloud deployment techniques, and rationalizing and rebuilding our application portfolio using cloud-native services. This technology transformation is a significant part of our goal of leading our industry in data and technology security capability. Our goal is to deliver market-leading capabilities to our customers in terms of speed of bringing new products and services to market; ease of customer and partner implementation and integration; ease of consumer access to and interaction with Equifax; system resiliency and uptime; and ultimately cost to serve. We are undergoing a multi-year technology transformation which is already broadly impacting our internal and external information technology systems.

•Lead in data and analytics, to develop unparalleled analytical insights leveraging Equifax’s unique data. We use proprietary advanced analytical platforms, including capabilities in machine learning and advanced visualization tools, to leverage our unique data to develop leading analytical insights that enhance the precision of our customers’ decisioning activities. We strive to continue to advance these capabilities through ongoing data monetization activities, the acquisition of distinctive and differentiated assets, and continued advancement of capabilities in artificial intelligence and machine learning. As part of our technology transformation, we are investing to simplify our customers’ access to our leading analytical platforms, in order to speed the development of unique insights and the conversion of these insights into new products and services consumable by our customers through our delivery platforms.

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

•Improve the consumer user experience. Equifax understands the importance of providing consumers with user-friendly capabilities to see, understand and question their consumer credit file and information. As part of our technology transformation, we are rebuilding our digital and call center technology infrastructure to provide an experience focused on making consumers’ interactions with Equifax as effective and efficient as possible.

•Foster a culture of customer centricity. We are focused on building a culture in which the customer is at the center of our decision processes and we exceed customer expectations by delivering solutions with speed, flexibility, stability and performance. Our focus on customer centricity will enable us to be more proactive in solving problems better and faster for customers while delivering enhanced operational readiness to provide a better customer experience.

•Deliver growth while enhancing profitability and shareholder returns. We strive to accelerate innovation through expanded customer focus and collaboration. We intend to leverage our unique data assets and capabilities, as well as customer expertise and customer data and technology assets, to help us jointly create high-value analytical products and services targeted at a broader range of customer needs. We seek to expand partnerships in order to further broaden the key customer domains and verticals that our products and services are able to serve.

We seek to increase our share of clients’ spend on information-related services through these new products and services, price our products and services in accordance with the value they represent to our customers, increase the range of current products and services utilized by our clients, and improve the quality and effectiveness of our support for both customers and consumers.

We believe there are opportunities to continue to expand in the U.S. and internationally, across the existing financial, mortgage, telecommunications, automotive, insurance, healthcare, government and other markets that we serve, as well as in new and emerging market segments. We continue to invest, including through acquisitions and partnerships, to expand our addressable markets and the data and capabilities we offer to solve customer challenges ranging from identity authentication to risk management.

We seek to enhance shareholder value through the disciplined execution of these imperatives and by positioning ourselves as a premier and trusted provider of high value information solutions.

•Build a world-class Equifax team by investing in talent to drive our strategy and promote a culture of innovation. We attract top talent by providing opportunities to grow and lead within our company. We regularly undertake talent initiatives to engage, develop and retain our top talent.

Markets and Clients

Our products and services serve clients across a wide range of verticals, including financial services, mortgage, state and federal government, employers, consumer, commercial, telecommunications, retail, automotive, utilities, brokerage, healthcare and insurance industries. We also serve consumers directly. Our revenue streams are highly diversified with our largest client providing less than 3% of total revenue. The following table summarizes the various end-user markets we serve:

Percentage of 2019 Consolidated Revenue
Financial
Mortgage
Employers
Automotive
Government
Consumer
Resellers (1)
Telecommunications
Retail
Commercial
Insurance
Healthcare
Other (2)
24%
20%
9%
7%
7%
6%
6%
4%
3%
3%
2%
1%
8%
0
5
10
15
20
25
30
Percentage of 2019 Consolidated Revenue

(1)Predominantly sold to companies who serve the direct-to-consumer market and includes other small end user markets. Mortgage and auto resellers are excluded from this category as they are included within their respective categories above.
(2)Other includes revenue from other miscellaneous end-user markets.

We market our products and services primarily through our own direct sales organization that is structured around sales teams that focus on client segments typically aligned by vertical markets and geography. Sales groups are based in field offices located throughout the U.S., including our headquarters in Atlanta, Georgia, and in the countries where we have operations. We also market our products and services through indirect channels, including alliance partners, joint ventures and other resellers. In addition, we sell through direct mail and the internet.

Revenue from international clients, including end users and resellers, amounted to 27% of our total revenue in 2019, 29% of our total revenue in 2018 and 29% of our total revenue in 2017.

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

The following chart summarizes the key products and services offered by each of the business units within our segments:

	USIS			Workforce Solutions		International
	Online Information Solutions	Financial Marketing Services	Mortgage Services	Verification Services	Employer Services	Europe	Asia Pacific	Latin America	Canada	Global Consumer Solutions
Online data	X		X	X		X	X	X	X	X
Portfolio management services	X	X	X	X		X	X	X	X
Analytical services	X	X	X	X	X	X	X	X	X	X
Technology services	X		X			X	X	X	X
Identity management and fraud	X			X		X	X	X	X	X
Marketing Services		X	X				X	X	X
Direct-to-consumer credit monitoring							X			X
Employment and income verification services				X			X
Business process outsourcing (BPO)				X	X		X
Debt collection software, services and analytics						X	X	X	X

Each of our operating segments is described more fully below. For the operating revenue, operating income and total assets for each segment see Note 13 of the Notes to the Consolidated Financial Statements in this report.

USIS

USIS provides consumer and commercial information solutions to businesses in the U.S. through three product and service lines, as follows:

Online Information Solutions. Online Information Solutions’ products are derived from multiple large and comprehensive databases of consumer and commercial information that we maintain about individual consumers and businesses, including credit history, current credit status, payment history and address information. Our clients utilize the information and analytical insights we provide to make decisions for a broad range of financial and business purposes, such as whether, and on what terms, to approve auto loans or credit card applications, and whether to allow a consumer or a business to open a new utility or telephone account. In addition, this information is used by our clients for cross-selling additional products to existing customers, improving their underwriting and risk management decisions, and authenticating and verifying consumer and business identities. We also sell consumer and credit information to resellers who may combine our information with other information to provide services to the financial, mortgage, fraud and identity management, and other end-user markets. Our software platforms and analytical capabilities can integrate all types of information, including third-party and client information, to enhance the insights and decisioning process to help further mitigate the risk of granting credit, predict the risk of bankruptcy, indicate the applicant’s risk potential for account delinquency, ensure the identity of the consumer, and reduce exposure to fraud. These risk management services enable our clients to monitor risks and opportunities and proactively manage their portfolios.

Online Information Solutions’ clients access products through a full range of electronic distribution mechanisms, including direct real-time access which facilitates instant decisions. We also develop and host customized applications that enhance the decision-making process for our clients. These decisioning technology applications assist with a wide variety of decisioning activities, including determining pre-approved offers, cross-selling of various products, determining deposit amounts for telephone and utility companies, and verifying the identity of their customers. We have also compiled commercial databases regarding businesses in the U.S., which include loan, credit card, public records and leasing history data, trade accounts receivable performance, and Secretary of State and Securities and Exchange Commission registration information. We offer scoring and analytical services that provide additional information to help mitigate the credit risk assumed by our clients.

Mortgage Solutions. Our Mortgage Solutions products, offered in the U.S., consist of specialized credit reports that combine information from the three major consumer credit reporting agencies (Equifax, Experian and TransUnion) into a single “merged” credit report in an online format, commonly referred to as a tri-merge report. Mortgage lenders use these tri-merge reports in making their mortgage underwriting decisions. Additionally, we offer services designed to alert lenders to changes in a consumer’s credit status during the underwriting period and securitized portfolio risk assessment services for evaluating inherent portfolio risk.

Financial Marketing Services. Our Financial Marketing Services products utilize consumer and commercial financial information enabling our clients to more effectively manage their marketing efforts, including targeting and segmentation, to identify and acquire new clients for their products and services; to develop portfolio strategies to minimize risk and maximize profitability; and to realize additional revenue from existing customers through more effective cross-selling of additional products and services. These products utilize information derived from consumer and commercial information, including credit, income, asset, liquidity, net worth and spending activity, which also support many of our Online Information Solutions’ products. These data assets broaden the understanding of consumer and business financial potential and opportunity which can further drive high value decisioning and targeting solutions for our clients. We also provide account review services, which assist our clients in managing their existing customers and prescreen services that help our clients identify new opportunities with their customers. Clients for these products primarily include institutions in the banking, brokerage, retail, insurance and mortgage industries as well as companies primarily focused on digital and interactive marketing.

Workforce Solutions

Workforce Solutions operates in the U.S. through two business units:

Verification Services. Verification Services include employment and income verification services. Our online verification services enable third-party verifiers including various governmental agencies, mortgage originators, credit card and automotive lenders and pre-employment screeners to verify the employee’s employment status and income information. We also offer an offline manual verification service, which expands employment verification to locate data outside our existing automated database. We also offer various government direct data services, where we process tax forms on behalf of our customers with the applicable government agency.

Employer Services. These services are aimed at reducing the cost of the human resources function of businesses through a broad suite of services including assisting with employment tax matters designed to reduce the cost of unemployment claims through effective claims representation and management and efficient processing and to better manage the tax rate that employers are assessed for unemployment taxes; comprehensive services designed to research the availability of employment-related tax credits (e.g., federal work opportunity tax credits), and to process the necessary filings and assist the client in obtaining the tax credit; tax form management services (which include initial distribution, reissuance and correction of W-2 and 1095-C forms); paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information; I-9 management services designed to help clients electronically comply with the immigration laws that require employers to complete an I-9 form for each new hire; and onboarding services using an online platform to complete the new hire process for employees of corporations and government agencies. In addition, we provide software and services to employers to assist in their compliance with the Affordable Care Act.

The Work Number®. The Work Number® is our key repository of employment and income data serving our Verification Services and Employer Services business units. We rely on payroll data received from tens of thousands of organizations to regularly update the database. The updates occur as employers and other data contributors transmit data electronically to Equifax from their payroll systems. Employers provide this data to us so that we can handle verification requests on behalf of each employer. We use this data to provide automated employment and income verification services to verifiers, who are lenders, employers/background screeners, and government agencies.

The fees we charge for services in these two business units are generally on a per transaction basis. We have not experienced significant turnover in the employer contributors to the database because we generally do not charge them to add their employment data to The Work Number® database and the verification service we offer relieves them of the administrative burden and expense of responding to third-party employment verification requests while providing them with the assurance that the process is automated and not subject to human interpretation. The Work Number® database is approaching 380 million current and historic employment records at December 31, 2019.

Workforce Solutions has established an income and employment verification service in Canada, known as Verification Exchange. Workforce Solutions is in the process of building a similar income and employment verification service business in Australia. At present, revenues from these services in Canada and Australia are insignificant.

International

The International operating segment includes our Asia Pacific, Europe, Latin America and Canada business units. These business units offer products that are similar to those available in the USIS operating segment, but with variations by geographic region. In some jurisdictions, data sources tend to rely more heavily on government agencies than in the U.S. We also offer specialized services that help our customers better manage risk in their consumer portfolios. This operating segment’s products and services generate revenue in Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K. and Uruguay. We also maintain support operations in the Republic of Ireland, Chile, Costa Rica, and India. We offer consumer credit services in Russia through an investment in a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates, and have an investment in a consumer and commercial credit information company in Brazil. We also provide information, technology and services to support debt collections and recovery management in Asia Pacific, Europe, Canada and Latin America.

 Europe. Our Europe operation provides information solutions, fraud detection services, debt collection services and marketing products. Information solutions and fraud products are generated from information that we maintain and include credit reporting and scoring, asset information, risk management, identity management and authentication services and fraud detection and modeling services. These products are sold in the U.K. and Spain. Marketing products, which are similar to those offered in our Financial Marketing Services business unit in the U.S., are primarily available in the U.K. and, to a lesser extent, in Spain. We also provide information, technology and services to support debt collections and recovery management in the U.K. and Spain. In the U.K., this includes a contract to provide these services to the U.K. government.

Asia Pacific. Our Asia Pacific operation provides consumer and commercial information solutions products, marketing products, workforce solutions, and personal solutions products. We offer a full range of products, generated from credit records and other data, including credit reporting and scoring, decisioning technology, risk management, identity management, authentication and fraud detection services. Our consumer and commercial products are the primary source of revenue in each of the countries in which we operate and include credit reporting, decisioning tools and risk management services. We also provide information, technology and services to support debt collections and recovery management. Additionally, we provide a variety of consumer and commercial marketing products generated from information databases, including business profile analysis, business prospect lists and database management. The countries in which we operate include Australia, New Zealand and India, as well as through joint ventures in Russia, Cambodia, Malaysia, Singapore and the United Arab Emirates.

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

Global Consumer Solutions

Our Global Consumer Solutions (“GCS”) products give consumers information to enable them to understand and monitor their credit and monitor and help protect their identity. Equifax products offer monitoring features for consumers who are concerned about identity theft, including credit report monitoring from all three credit bureaus, internet scanning, bank account monitoring and lost wallet support. Country specific versions of our products are available to consumers in the U.S., Canada, and the U.K. primarily over the internet. Products may also be available indirectly through relationships with business partners who distribute our products or provide these services to their employees or customers. We also sell consumer credit information to resellers who may combine our information with other information to provide direct-to-consumer monitoring, reports and scores.

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

Competition

The market for our products and services is highly competitive and is subject to constant change. Our competitors vary widely in size and in the nature of the products and services they offer. Sources of competition are numerous and include the following:

•Competition for our credit information solutions and direct-to-consumer solutions products varies by both application and industry, but generally includes two global consumer credit reporting companies, Experian and TransUnion, both of which offer a product suite similar to our credit information solutions. In the U.S., LifeLock is a national provider of personal identity theft protection service. Also, there are competitors offering free credit scores including Credit Karma in the U.S., Canada and the U.K., ClearScore in the U.K., and Credit Simple and Credit Savvy in Australia. There are also a large number of competitors who offer competing products in specialized areas (such as fraud prevention, risk management and application processing and decisioning solutions) and software companies offering credit modeling services or analytical tools. Our differentiators include our unique data assets, decisioning technology and the features and functionality of our analytical capabilities. We emphasize our improved decision making and product quality while remaining competitive on price. Our marketing services products also compete with the foregoing companies and others who offer demographic information products, including Acxiom, Harte-Hanks and Infogroup. We also compete with Fair Isaac Corporation with respect to certain of our analytical tools and solutions.

•Competition for our commercial solutions products primarily includes Experian, Dun & Bradstreet and Cortera, and providers of these services in the international markets we serve.

•Competition in the Verification Services market includes employers who manage verifications in-house, lenders who obtain verifications directly from employers, and other online and offline verification companies, such as CCC Verify, Thomas & Company and First Advantage. Competition in the Employer Services market is diverse and includes in-house management of such services or the outsourcing of one or more of such services to other third-party outsourced providers like Corporate Cost Control and Thomas & Company; human resources consulting firms such as Mercer and Towers Watson; human resources management services providers such as Oracle and Silk Road; payroll processors such as ADP and Ceridian; accounting firms such as PwC and EY; and hundreds of smaller companies that provide one or multiple offerings that compete with our Employer Services business.

•Competition for our debt collection and recovery management software, services and analytics is similar to the competition for our consumer credit information solutions. We believe that the breadth and depth of our data assets enable our clients to develop a more current and comprehensive view of consumers. In the category of platforms and analytics, we compete to some extent with entities that deploy collections platforms, account management systems or recovery solutions.

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

Technology and Intellectual Property

We generally seek protection under U.S. federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. Certain intellectual property, where appropriate, is protected by registration under applicable trademark laws or by prosecution of patent applications. We own a number of patents registered in the U.S. and several in foreign countries. We also have certain registered trademarks, service marks, logos and internet domain names in the U.S. and in many foreign countries, the most important of which are “Equifax,” “The Work Number,” “Interconnect,” “Equifax Ignite,” and variations thereof. These marks are used in connection with many of our product lines and services. We believe that, in the aggregate, the rights under our patents and trademarks are generally important to our operations and competitive position, but we do not regard any of our businesses as being dependent upon any single patent or group of patents. However, certain Company trademarks, which contribute to our identity and the recognition of our products and services, including but not limited to the “Equifax” trademark, are an integral part of our business, and their loss could have a significant negative impact on us. We also protect certain of our confidential intellectual property and technology in compliance with trade secret laws and through the use of nondisclosure agreements and other means of protecting and limiting access to such information.

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

Examples of the most significant of these laws include, but are not limited to, the following:

Federal Laws and Regulation

•FCRA - The Fair Credit Reporting Act (“FCRA”) regulates consumer reporting agencies, including us, as well as data furnishers and users of consumer reports such as banks and other companies. FCRA provisions govern the accuracy, fairness and privacy of information in the files of consumer reporting agencies (“CRAs”) that engage in the practice of assembling or evaluating certain information relating to consumers for certain specified purposes. The FCRA limits the type of information that may be reported by CRAs, limits the distribution and use of consumer reports and establishes consumer rights to access, freeze and dispute information in their credit files. CRAs are required to follow reasonable procedures to assure maximum possible accuracy of the information concerning the individual about whom the report relates and if a consumer disputes the accuracy of any information in the consumer’s file, to conduct a reasonable reinvestigation. CRAs are required to make available to consumers a free annual credit report and free credit freezes. The FCRA imposes many other requirements on

CRAs, data furnishers and users of consumer report information. Violation of the FCRA can result in civil and criminal penalties. The FCRA contains an attorney fee shifting provision to provide an incentive for consumers to bring individual or class action lawsuits against a CRA for violations of the FCRA. Regulatory enforcement of the FCRA is under the purview of the United States Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), and state attorneys general, acting alone or in concert with one another.

•The Dodd-Frank Act - Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) created the CFPB. The Dodd-Frank Act provides the CFPB with examination and supervisory authority over CRAs, including us. The Dodd-Frank Act prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) with respect to consumer financial services practices and provides the CFPB with enforcement authority to enforce those provisions. Among other areas, the CFPB’s UDAAP authority extends to the security measures we employ to safeguard the personal data of consumers. Allegations that we failed to safeguard or handle such data in a compliant manner may subject us to CFPB enforcement action. The CFPB may pursue administrative proceedings or litigation to enforce the laws and rules subject to its jurisdiction. In these proceedings, the CFPB can obtain cease and desist orders, which can include orders for restitution to consumers or rescission of contracts, as well as other types of affirmative relief, and monetary penalties ranging from $5,000 per day for ordinary violations and up to $1 million per day for known violations. Also, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions in certain circumstances for the kind of cease and desist orders available to the CFPB (but not for civil penalties).

•FTC Act - The Federal Trade Commission Act (“FTC Act”) prohibits unfair methods of competition and unfair or deceptive acts or practices. Under the FTC Act, the FTC’s jurisdiction includes the ability to bring enforcement actions based on the security measures we employ to safeguard the personal data of consumers. Allegations that we failed to safeguard or handle such data in a reasonable manner may subject us to regulatory scrutiny or enforcement action. There is no private right of action under the FTC Act.

•GLBA - The Financial Services Modernization Act of 1999, or Gramm-Leach-Bliley Act (“GLBA”), regulates, among other things, the use of non-public personal information of consumers that is held by financial institutions, including us. We are subject to various GLBA provisions, including rules relating to the use or disclosure of the underlying data and rules relating to the physical, administrative and technological protection of non-public personal financial information. Breach of the GLBA can result in civil and/or criminal liability and sanctions by regulatory authorities. Regulatory enforcement of the GLBA is under the purview of the FTC, the CFPB, the federal prudential banking regulators, the SEC and state attorneys general, acting alone or in concert with each other.

•CROA - The Credit Repair Organizations Act (“CROA”) regulates companies that claim to be able to assist consumers in improving their credit standing. There have been efforts to apply the CROA to credit monitoring services offered by CRAs and others. The CROA allows for a private right of action. Consumers can sue to recover the greater of the amount paid or actual damages, punitive damages, costs, and attorney’s fees for violations of the CROA.

State Laws and Regulation Relating to Consumer and Data Protection

•A number of states have enacted requirements similar to the federal FCRA. Some of these state laws impose additional, or more stringent, requirements than the FCRA, especially in connection with investigations and responses to reported inaccuracies in consumer reports. The FCRA preempts some of these state laws, but the scope of preemption continues to be defined by the courts. The state of Vermont is grandfathered under the original FCRA requirements and thus we are subject to additional requirements to comply with Vermont law.

•All fifty states have adopted versions of data security breach laws that require notification to affected consumers and potentially regulators or law enforcement authorities in the event of a breach of personal information. A subset of these laws and other state laws require the implementation of data security measures as well. State attorneys general can enforce such state laws and can seek equitable as well as monetary remedies and in some cases private rights of action are permitted by such laws.

•The New York State Department of Financial Services (“NYDFS”) has enacted extensive regulatory requirements applicable to CRAs that require registration with that agency, prohibit unfair and deceptive consumer practices and require compliance with significant portions of the NYDFS cybersecurity rules.

•We or certain of our operations are also subject to and affected by new state privacy and data security laws such as new data broker registration requirements in California and Vermont, and the recently implemented California Consumer Privacy Act (“CCPA”). The CCPA became effective January 1, 2020 and imposes additional data privacy requirements on many businesses operating in the state, including, potentially, with respect to employee data in addition to consumer data. The CCPA expansively defines “personal information” and imposes new notice requirements relating to the collection, use and sharing of personal information. It provides consumers with extensive rights, including the right to access the categories and specific pieces of personal information businesses collect, the right to request businesses delete information, and the right to opt-out of “sales” of personal information with sales being defined under the CCPA to include monetary and non-monetary valuable consideration. The CCPA also contains a private right of action in the event that a business suffers a security breach that was due to unreasonable security measures. We may also become subject to and affected by new and proposed state privacy laws similar to the CCPA. A number of other states, such as Florida, Illinois, Nebraska, New Hampshire, New York, Virginia and Washington, have introduced comprehensive data privacy legislation modeled after, and which contain certain elements of, the CCPA or the European General Data Protection Regulation. More states are expected to introduce similar legislation in 2020 and if enacted it is expected that such laws would contain variations and impose new compliance risks and obligations on the Company.

•State banking and financial services regulatory agencies have asserted either express or implied authority under applicable state laws to examine us as a third-party service provider to financial institutions, and in certain cases to bring enforcement actions against us. Generally, such examinations, and related enforcement actions, are focused on assessing our safety and soundness in support of financial institutions we serve.

•We are also subject to federal and state laws that are generally applicable to any U.S. business with national or international operations, such as antitrust laws, the Foreign Corrupt Practices Act, the Americans with Disabilities Act, state unfair or deceptive practices acts and various employment laws. We continuously monitor legislative and regulatory activities that involve credit reporting, data privacy, security and other relevant issues to identify issues in order to remain in compliance with all applicable laws and regulations.

Summary of International Regulation Relating to Consumer and Data Protection

We are subject to various data protection, privacy and consumer credit laws and regulations in the foreign countries where we operate. Examples of the most significant of these laws include, but are not limited to, the following:

•In the U.K., we are subject to a regulatory framework which provides for primary regulation by the Financial Conduct Authority (the “FCA”). The FCA focuses on consumer protection, the integrity of the U.K. financial system, and effective competition in the interests of consumers. The FCA has significant powers, including the power to regulate conduct related to the marketing of financial products, to specify minimum standards and to place requirements on products, impose unlimited fines, and to investigate organizations and individuals. In addition, the FCA is able to ban financial products for up to a year while considering an indefinite ban; it has the power to instruct firms to immediately retract or modify promotions which it finds to be misleading, and to publish such decisions. Effective December 2019, the FCA framework under which we operate has included the “senior managers and certification regime” which among other things will allow the FCA to bring an enforcement action directly against designated personnel who do not take reasonable steps to avoid non-compliance. Our core credit reporting and debt collections services and recovery management businesses in the U.K. are subject to FCA supervision. In addition to regulation by the FCA, we are also subject to regulation by the U.K. Information Commissioner’s Office, which focuses on upholding information rights in the public interest and the protection of data privacy for individuals.

•In Europe, we are subject to the European General Data Protection Regulation (“GDPR”). The GDPR establishes multiple privacy and data protection requirements that are more specific and comprehensive than those of the U.S. and most other countries where Equifax operates. In addition, the GDPR includes data breach notification requirements and it establishes the ability of regulators to pursue substantial penalties for non-compliance.

•In Canada, federal and provincial laws govern how we collect, use or disclose personal information in the course of our commercial activities. Federally, the Personal Information Protection and Electronic Documents Act governs the collection, use and disclosure of personal information by organizations in the private sector. It sets out specific obligations with respect to accountability and identifying purposes, consent, collection, use, disclosure, retention, accuracy, safeguards, personal data breach reporting, individual access and compliance. Alberta, British Columbia and Quebec privacy legislation sets out similar privacy laws and rules that apply to our Canadian business. The federal and provincial privacy regulators have powers of investigation and intervention, and provisions of Canadian law regarding civil liability apply in the event of unlawful processing which is prejudicial to the persons concerned. Canada also has specific credit reporting legislation that is regulated at a provincial level. At present, each province has credit reporting legislation, with the exception of the Territories (Northwest Territories, Yukon, and Nunavut). Generally speaking, the legislation regulates the contents of credit files, the length of time information can be included on a credit file and who can receive credit reports.

•In Latin America, data protection and credit reporting laws and regulations vary considerably among Latin American countries. Some countries, such as El Salvador, Ecuador and Honduras, establish a constitutional right to privacy without general data protection standards or a data protection authority. These countries, however, have laws that govern the functioning of credit bureaus. In 2018, Ecuador amended a 2017 law relating to the collection of credit data and the operation of a credit bureau within the country allowing the existence of private credit bureaus along with the public credit data registry to be established. Other countries, such as Argentina, Uruguay, Peru, Costa Rica and most recently Brazil have enacted comprehensive data protection legislation similar to the European GDPR. Brazil’s General Data Protection Law is scheduled to go into effect in August 2020. The EU recognizes Argentina and Uruguay as having adequate levels of protection for personal data transfers and processing. Peru also has a specific law for credit reporting. Paraguay and Chile have fewer comprehensive data protection laws in place, but do have rules regarding reporting periods, consent and data collection.

•In Australia, we are subject to regulatory oversight by various agencies. The Office of the Australian Information Commissioner (“OAIC”) is the agency with direct responsibility for administering the Australian Privacy Principles (which relate to the collection, holding, use and disclosure of personal information) and Part IIIA of the Privacy Act 1988 (which regulates credit reporting). The OAIC can investigate a complaint, conduct its own investigations, resolve/make binding determinations and seek civil penalties. Our credit reporting business, Equifax Information Services and Solutions, is a member of an external dispute resolution scheme, the Australian Financial Complaints Authority, which has been approved by the OAIC to handle privacy and credit reporting complaints and make binding determinations. The OAIC can register codes of practice under the Privacy Act 1988, and has registered the Privacy (Credit Reporting) Code 2014. The Australian Competition and Consumer Commission (“ACCC”) is the agency responsible for enforcing the Competition and Consumer Act of 2010 and related legislation concerning consumer protection and competition. The ACCC has the authority to use a range of actions to ensure compliance with the law, including investigative powers and the ability to seek penalties through litigation and other formal enforcement means. The Australian Retail Credit Association is a credit and credit reporting industry self-regulatory body, which administers principles and standards for the exchange of credit data between industry participants. Equifax Australasia Credit Ratings Pty Limited (formerly named Corporate Scorecard Pty Limited, one of our Australian subsidiaries) holds an Australia Financial Services License, which allows it to provide general advice to wholesale clients by issuing a credit rating, and has been approved by the Reserve Bank of New Zealand as a rating agency under section 86 of the Non-bank Deposit Takers Act of 2013. The Australian Securities and Investments Commission regulates that business and has authority to investigate, prosecute, ban individuals, and to seek civil penalties. In addition, new federal legislation comes into effect on April 1, 2020, mandating the supply by large banks of comprehensive credit information to credit reporting bodies, including Equifax, imposing certain disclosure, storage and reporting obligations on the credit reporting bodies and requiring the Attorney-General to review and report on the credit reporting system before October 1, 2023.

•In New Zealand, the regulatory framework provides for primary regulation under the Office of the Privacy Commissioner (“NZ OPC”). The NZ OPC investigates complaints relating to the collection, use, holding and disclosure of personal information, both credit-related and non-credit related. The NZ OPC can make a finding that there has been an interference with privacy but cannot impose civil penalties. In extreme cases where there has been an interference with privacy, it can refer these cases to the Director of Human Rights for determination in the Human Rights Review Tribunal. The NZ OPC can issue practice codes under the Privacy Act 1993 and has issued and subsequently amended the Credit Reporting Privacy Code 2004. A self-regulatory body, the Retail Credit Association of New Zealand addresses reciprocity of data issues relating to comprehensive credit reporting and data standards.

•In India, various legislation including the Information Technology Act of 2000 and rules framed thereunder and the Credit Information Companies (Regulation) Act of 2005 and rules and regulations framed thereunder, establishes a federal data protection framework. Entities that collect and maintain personal data and/or credit information must ensure that it is complete, accurate and safeguarded, and must adopt certain privacy principles with respect to collecting, processing, preserving, sharing and using such data and/or credit information. The

Indian parliament is expected to pass legislation that would allow individuals to sue for damages in the case of a data breach, if the entity negligently failed to implement reasonable security practices and procedures to protect personal data and/or credit information and in 2018 the Personal Data Protection Bill was released by the Indian government (recently revised and retitled as the 2019 Personal Data Protection Bill). This bill is expected to be enacted and eventually to impose additional privacy and data security requirements. Our Indian joint venture is subject to regulation by the Reserve Bank of India, which is India’s central banking institution.

•In Russia, credit reporting activities are governed by the Federal Law on Credit Histories No.218-fz, dated December 30, 2004. The law regulates the contents of credit files, who may submit data to a credit bureau and who can receive credit reports. Russia has also enacted a comprehensive data protection law that is similar to Europe’s approach and also has a data localization law. In December 2019, a law increasing the fines for infringing Russia data localization and data protection laws came into force.

Tax Management Services

The Tax Management Services business within our Employer Services business unit in our Workforce Solutions segment is potentially impacted by changes in renewal or non-renewal of U.S. federal and state tax laws or interpretations, for example, those pertaining to work opportunity tax credits and unemployment compensation claims.

Personnel

Equifax employed approximately 11,200 employees in 22 countries as of December 31, 2019. None of our U.S. employees are subject to a collective bargaining agreement and no work stoppages have been experienced. Pursuant to local laws, certain of our employees in Argentina and Spain are covered under government-mandated collective bargaining regulations that govern general salary and compensation matters, basic benefits and hours of work. In some of our non-U.S. subsidiaries, certain of our employees are represented by workers’ councils or statutory labor unions.

Forward-Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results and statements related to the 2017 cybersecurity incident and improvements in our information technology and data security infrastructure, including as part of our technology transformation, our strategy, our culture, our ability to innovate, the market acceptance of new products and services and similar statements about our business plans are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections, including without limitation our expectations regarding the Company’s outlook, long-term organic and inorganic growth, and customer acceptance of our business solutions referenced above under “Item 1. Business” and below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Environment and Company Outlook.” These risks and uncertainties include, but are not limited to, those described below in “Item 1A. Risk Factors,” and elsewhere in this report and those described from time to time in our future reports filed with the United States Securities and Exchange Commission (“SEC”). As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Security breaches and other disruptions to our information technology infrastructure could compromise Company, consumer and customer information, interfere with our operations, cause us to incur significant costs for remediation and enhancement of our IT systems and expose us to legal liability, all of which could have a substantial negative impact on our business and reputation.

We are a global data, analytics and technology company. In the ordinary course of business, we collect, process, transmit and store sensitive data, including intellectual property, proprietary business information and personally identifiable information of consumers, employees and strategic partners. The secure operation of our information technology networks and systems, and of the processing and maintenance of this information, is critical to our business operations and strategy. Despite our substantial investment in physical and technological security measures, employee training and contractual precautions, our information technology networks and infrastructure (or those of our third-party vendors and other service providers) are potentially vulnerable to unauthorized access to data or breaches of confidential information due to criminal conduct, attacks by hackers, employee or insider malfeasance and/or human error. For example, in 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of personally identifiable information of U.S., Canadian and U.K. consumers.

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

Because our products and services involve the storage and transmission of personal information of consumers, we will continue to routinely be the target of attempted cyber and other security threats by outside third parties, including technically sophisticated and well-resourced bad actors attempting to access or steal the data we store. We are in the process of transforming our applications and infrastructure technologies, transitioning to cloud-based technologies. As we transition to cloud-based technologies, we may be exposed to additional cyber threats as we migrate our data from our legacy systems to cloud-based solutions. Our increased dependence on third parties to store our cloud-based data systems may also subject us to further cyber threats. Insider or employee cyber and security threats are also a significant concern for all companies, including ours.

We must continuously plan, develop and monitor our information technology networks and infrastructure to identify, protect, detect, respond to and recover from the risk of unauthorized access, misuse, malware, phishing and other events that could have a security impact. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, or even some time after, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis even if our security measures are appropriate, reasonable, and/or in accordance with applicable legal requirements. If we experience additional breaches of our security measures, including from incidents that we fail to detect for a period of time, sensitive data may be accessed, stolen, disclosed or lost. Any such access, disclosure or other loss of information could subject us to significant litigation, regulatory fines, penalties, losses of customers or reputational damage, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

We cannot ensure that our insurance policies in the future will be adequate to cover losses from any future security breaches. Our $125.0 million cybersecurity insurance policy was not adequate to cover the losses we have incurred to date from the 2017 cybersecurity incident, and all future losses we incur as a result of the incident will not be covered by insurance. In addition, our insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention.

As part of a global settlement, we entered into agreements with various parties to settle the U.S. Consumer MDL Litigation and certain federal and state government investigations arising out of the 2017 cybersecurity incident. If we are unable to comply with our obligations under these agreements, or if other lawsuits or investigations are filed or commenced, it could have a material adverse effect on our financial condition.

In July 2019, the Company entered into multiple agreements that resolve the U.S. consolidated consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (Consumer Cases) (the “U.S. Consumer MDL Litigation”), and the investigations of the FTC, the CFPB, the Attorneys General of 48 states, the District of Columbia and Puerto Rico (the “MSAG Group”) and the NYDFS (collectively, the “Consumer Settlement”) relating to the 2017 cybersecurity incident. On January 13, 2020, the U.S. District Court for the Northern District of Georgia (the “Court”) entered an order granting final approval of the settlement in connection with the U.S. Consumer MDL Litigation, from which several objectors have appealed. Until the appeals are finally adjudicated or dismissed, we can provide no assurance that the U.S. Consumer MDL Litigation will be resolved as contemplated by the settlement agreement. If the Court’s order approving the settlement agreement were reversed by an appellate court, there is a risk that we would not be able to settle the U.S. Consumer MDL Litigation on acceptable terms or at all, which could have a material adverse effect on our financial condition.

In addition to the monetary payments and consumer redress, we also agreed as part of the Consumer Settlement to implement certain business practice commitments related to consumer assistance and our information security program, including third party assessments of our program. These business practice commitments are extensive and will require a significant amount of attention from management. We can provide no assurance that we will be able to comply with these business practice commitments. To the extent we were unable to comply or we are viewed as not being in compliance with these business practice commitments or other requirements of a relevant order, we could face an enforcement action or contempt proceeding that could potentially result in fines, penalties and new business practice commitments, which, depending on the amount and type, could have a material adverse effect on our financial condition.

In addition, other lawsuits and investigations related to the 2017 cybersecurity incident are still outstanding and additional lawsuits or investigations may be filed, commenced or issued. The resolution of these additional matters may result in damages, costs, fines or penalties, which, depending on the amount, could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

The 2017 cybersecurity incident and the adverse publicity that followed have had a negative impact on our reputation and our relationships with our customers, and we cannot assure that it will not have a long-term effect on our relationships with our customers, our revenue and our business.

Our reputation with consumers and other stakeholders and our customer relationships were damaged following the 2017 cybersecurity incident, resulting in a negative impact on our revenue. Despite our progress made toward repairing our reputation and business relationships, if we experience another cybersecurity incident or are otherwise unable to demonstrate the security of our systems and the data we maintain and retain the trust of our customers, consumers and data suppliers, we could experience a substantial negative impact on our business.

If we fail to achieve and maintain key industry or technical certifications, our customers and business partners may stop doing business with us and we may not be able to win new business, which would negatively affect our revenue.

We are required by customers and business partners to obtain various industry or technical certifications, including from the International Organization for Standardization (“ISO”). ISO certifications specify requirements for establishing, implementing, operating, monitoring, reviewing, maintaining and improving a documented information security management system. Industry and technical certifications, such as the ISO certifications, are critical to our business because certain of our current and potential customers and the contracts governing certain customer relationships, as well as certain of our data suppliers, require us to maintain them as a requirement of doing business. As a result of the 2017 cybersecurity incident, we lost certain key certifications which adversely affected our business. We had to spend significant resources on remediation activities in order to obtain certain re-certifications. If we fail to achieve or maintain key industry or technical certifications as a result of another cybersecurity incident or for other reasons, customers and business partners may stop doing business with us and we may not be able to win new business, which would negatively affect our revenue.

The failure to realize the anticipated benefits of our technology transformation strategy could adversely impact our business and financial results.

We expect our technology transformation strategy, including our transition to cloud-based technologies, will significantly increase our efficiency and productivity, the functionality of our products and services, as well as decrease the cost of our overall systems infrastructure, all of which we expect will drive growth and have a positive effect on our business, competitive position and results of operations. This initiative is a major undertaking as we replace many of our previous operating systems with cloud-based systems. This complex, multifaceted and extensive initiative will be expensive and may cause material unanticipated problems and expenses. If our new systems do not operate as expected, we may have to incur significant additional costs to modify them. Moreover, we may experience issues with customer migration, as many of our customers may not want to migrate or may choose not to utilize our products and services during and after our transition to cloud-based technologies.

We cannot assure you that our technology transformation strategy will be beneficial to the extent, or within the timeframes, expected, or that the estimated efficiency, cost savings and other improvements will be realized as anticipated or at all. Market acceptance of cloud-based offerings is affected by a variety of factors, including information security, reliability, performance, the sufficiency of technological infrastructure to support our products and services in certain geographies, customer concerns with entrusting a third party to store and manage its data as well as the customer’s ability to access this data once a contract has expired, and consumer concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers. If we are unable to correctly respond to these issues, we may experience business disruptions, damage to our reputation, negative publicity, diminished customer trust and relationships and other adverse effects on our business. Even if the anticipated benefits and savings are substantially realized, there may be consequences, internal control issues or business impacts that were not expected. Our transition and migration to cloud-based technologies may increase our risk of liability and cause us to incur significant technical, legal or other costs.

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

Additionally, as a result of our cloud migration efforts in connection with our technology transformation strategy, we may experience a loss of continuity, loss of accumulated knowledge or loss of efficiency during transitional periods. Reorganization and transition can require a significant amount of management and other employees’ time and focus, which may divert attention from operating activities and growing our business. If we fail to achieve some or all of the expected benefits of these activities, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Our transition to cloud-based technologies could expose us to operational disruptions.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are managed internally within the Company and some of which are outsourced to third parties. As part of our technology transformation strategy, we are upgrading a significant portion of the information technology systems used to operate our business and replacing them with cloud-based solutions. This transition will require substantial changes to our software and network infrastructure, which could lead to system interruptions, affect our data systems and further expose us to operational disruptions, and cause us to lose customers, all of which could have a material adverse effect on our results of operations.

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

If our systems do not meet customer requirements for response time or high availability, or we experience system constraints or failures, or our customers do not modify and/or upgrade their systems to accept new releases of our products and services, our services to our customers could be delayed or interrupted, which could result in lost revenues or customers, lower margins or other harm to our business and reputation.

We depend on reliable, stable, efficient and uninterrupted operation of our technology network, systems, and data centers to provide service to our customers. Many of the services and systems upon which we rely have been outsourced to third parties. In addition, many of our revenue streams are dependent on links to third party telecommunications providers. These systems and operations, and the personnel that support, service and operate these systems, could be exposed to interruption, damage or destruction from power loss, telecommunication failures, computer viruses, denial-of-service or other cyber attacks, employee or insider malfeasance, human error, fire, natural disasters, war, terrorist acts or civil unrest. We may not have sufficient disaster recovery or redundant operations in place to cover a loss or failure of systems or telecommunications links in a timely manner. In addition, as part of our technology transformation, we continue to be intensely focused on enhancing our data security infrastructure and effecting our technology transformation strategy and implementation of those enhancements could result in service interruptions. Our customers expect high system availability and response time performance, as well as a very high degree of system resilience. Any significant system interruption or series of minor interruptions could result in the loss of customers and/or lost revenues, lower margins or other significant harm to our business or reputation.

The loss of access to credit, employment, financial and other data from external sources could harm our ability to provide our products and services.

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers, strategic partners and various government and public record sources. This data includes the widespread and voluntary contribution of credit data from most lenders in the U.S and many other markets as well as the contribution of data under proprietary contractual agreements, such as employers’ contribution of employment and income data to The Work Number®, financial institutions’ contribution of individual financial data to IXI, and telecommunications, cable and utility companies’ contribution of payment and fraud data to the National Cable, Telecommunications and Utility Exchange. For a variety of reasons, including concerns of data furnishers arising out of the 2017 cybersecurity incident, legislatively or judicially imposed restrictions on use, additional security breaches or competitive reasons, our data sources could withdraw, delay receipt of or increase the cost of their data provided to us. Where we currently have exclusive use of data, the providers of the data sources could elect to make the information available to competitors. We also compete with several of our third-party data suppliers. If a substantial number of data sources or certain key data sources were to withdraw or be unable to provide their data, if we were to lose access to data due to government regulation, if we lose exclusive right to the use of data, or if the collection, disclosure or use of data becomes uneconomical, our ability to provide products and services to our clients could be adversely affected, which could result in decreased revenue, net income and earnings per share and reputational loss. There can be no assurance that we would be able to obtain data from alternative sources if our current sources become unavailable.

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

We also sell our information to competing firms, and buy information from certain of our competitors, in order to sell “tri-bureau” and other products, most notably into the U.S. mortgage market. Changes in prices between competitors for this information and/or changes in the design or sale of tri-bureau versus single or dual bureau product offerings may affect our revenue or profitability.

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

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. In addition, certain of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new products, services and enhancements, our products and services will become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. The success of our new products and services will depend on several factors, including our ability to properly identify customer needs; innovate and develop new technologies, services and applications; successfully commercialize new technologies in a timely manner; produce and deliver our products in sufficient volumes on time; differentiate our offerings from competitor offerings; price our products competitively; anticipate our competitors’ development of new products, services or technological innovations; and control product quality in our product development process. Our resources have to be committed to any new products and services before knowing whether the market will adopt the new offerings. In addition, our management is and will continue to be intensely focused on enhancing our security measures and our technology transformation and may not be able to devote as much time or resources to new product development, which could cause us to be less competitive as compared to our peers, lose out on new revenue opportunities and have an adverse effect on our growth and our business.

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

We and our customers are subject to various current laws and governmental regulations, and could be affected by new and evolving consumer privacy and cybersecurity or other data-related laws or regulations, compliance with which may cause us to incur significant expenses and change our business practices, and if we fail to maintain satisfactory compliance with certain laws and regulations, we could be subject to civil or criminal penalties.

We are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer privacy, cybersecurity, data and financial protection. See “Item 1. Business—Governmental Regulation” in this Form 10-K for a summary of the U.S. and foreign consumer and data protection laws and regulations to which we are subject. These regulations are complex, change frequently, have tended to become more stringent over time, and are subject to administrative interpretation and judicial construction in ways that could harm our business. Examples of such new and evolving laws and regulations include recent amendments to the FCRA requiring the provision of free credit freezes to consumers, cybersecurity and other requirements promulgated by the New York Department of Financial Services, the taking effect of the CCPA on January 1, 2020, and California data broker registration requirements that took effect on January 31, 2020. Furthermore, we expect there to be an increased focus on laws and regulations related to our business because of the great public concern in the U.S. with regard to the operation of credit reporting agencies, as well as the collection, use, accuracy, correction and sharing of personal information, which was in part heightened by the 2017 cybersecurity incident. We also use algorithms, artificial intelligence and machine learning in our business processes. There are a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning privacy or cybersecurity that could affect us. For example, already in 2020 several states have introduced varying comprehensive privacy laws modeled to some degree on the CCPA and/or the GDPR. Compliance with multiple state laws containing varying requirements could be complicated and costly. While in the EU the GDPR already includes certain provisions relating to the automated processing of personal data, there has also been discussion in the EU of new legislative proposals to regulate business use of artificial intelligence and machine learning technologies that if enacted could impose new legal requirements addressing among other issues, privacy, discrimination and human rights. As of now, the specifics of such legislation are unclear. However, legislation in this area could also be introduced in other countries. In addition, a growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that consumer information is accessed or acquired by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the U.S., state laws provide for disparate notification regimes, all of which we are subject to. Further, any perception that our practices or products are an invasion of privacy, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability.

We devote substantial compliance, legal and operational business resources to strive for compliance with applicable regulations and requirements. In the future, we may be subject to significant additional expense related to compliance with applicable laws and regulations, including new laws and evolving interpretations that are difficult to predict, and to investigate, defend or remedy actual or alleged violations. Additionally, we cooperate with CFPB supervisory examinations and respond to other state, federal and foreign government examinations into or inquiries of our business practices. The enactment of new laws and how they are interpreted could impact our business. In particular, legislative activity in the privacy area may result in new laws that are applicable to us and that may hinder our business, for example, by restricting use or sharing of consumer data, including for marketing or advertising or limiting the use of, or otherwise regulating artificial intelligence and machine learning, including the use of algorithms and automated processing in ways that could materially affect our business, or which may lead to significant increases in the cost of compliance. Any failure by us to comply with, or remedy any violations of, applicable laws and regulations, could result in new costs for our operations, the curtailment of certain of our operations, the imposition of fines and penalties, liability to private plaintiffs as a result of individual or class action litigation, restrictions on the operation of our business and reputational harm. It is difficult to predict the impact on our business if we were subject to allegations of having violated existing laws. For example, in Europe, the GDPR, which includes extensive regulations for certain security incidents, could result in fines of up to four percent of annual worldwide “turnover” (a measure similar to revenues in the U.S.). In addition, because many of our products are regulated or sold to customers in various industries, we must comply with additional regulations in marketing our products. Moreover, our compliance with privacy laws and regulations and our reputation depend in part on customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with consumer expectations and regulatory requirements. We cannot predict the ultimate impact on our business of new or proposed rules, supervisory examinations or government investigations or enforcement actions.

The following legal and regulatory developments also could have a substantial negative impact on our business, financial condition or results of operations:

•amendment, enactment or interpretation of laws and regulations that restrict the access and use of personal information and reduce the availability or effectiveness of our solutions or the supply of data available to customers;
•changes in cultural and consumer attitudes in favor of further restrictions on information collection and sharing, which may lead to regulations that prevent full utilization of our solutions;
•failure of data suppliers or customers to comply with laws or regulations, where mutual compliance is required;
•failure of our solutions to comply with current laws and regulations; and
•failure of our solutions to adapt to changes in the regulatory environment in an efficient, cost effective manner.

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

Sales outside the U.S. comprised 27% of our total revenue in 2019. As a result, our business is subject to various risks associated with doing business internationally. In addition, many of our employees, suppliers, job functions and facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors including:

•changes in specific country or region political, economic or other conditions;
•trade protection measures;
•data privacy and consumer protection laws and regulations;
•difficulty in staffing and managing widespread operations;
•differing labor, intellectual property protection and technology standards and regulations;

•business licensing requirements or other requirements relating to making foreign direct investments, which could increase our cost of doing business in certain jurisdictions, prevent us from entering certain markets, increase our operating costs or lead to penalties or restrictions;
•difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;
•implementation of exchange controls;
•geopolitical instability, including terrorism and war;
•foreign currency changes;
•increased travel, infrastructure, legal and compliance costs of multiple international locations;
•foreign laws and regulatory requirements;
•terrorist activity, natural disasters, pandemics and other catastrophic events;
•restrictions on the import and export of technologies;
•difficulties in enforcing contracts and collecting accounts receivable;
•longer payment cycles;
•failure to meet quality standards for outsourced work;
•unfavorable tax rules;
•the presence and acceptance of varying level of business corruption in international markets; and
•varying business practices in foreign countries.

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

In addition to matters related to the 2017 cybersecurity incident, we are regularly involved in claims, suits, government investigations, supervisory examinations and regulatory proceedings arising from the ordinary course of our business, including actions with respect to consumer protection and data protection, including purported class action lawsuits. Such claims, suits, government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties or sanctions, as well as judgments, consent decrees or orders preventing us from offering certain features, functionalities, products or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. The FCRA contains an attorney fee shifting provision to provide an incentive for consumers to bring individual and class action lawsuits against a CRA for violation of the FCRA, and the number of consumer lawsuits (both individual and class action) against us alleging a violation of the FCRA and our resulting costs associated with resolving these lawsuits have increased substantially over the past several years.

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

Historically, we have relied, in part, on acquisitions, joint ventures and other alliances to grow our business. Any acquisitions we do complete may not be on favorable terms, and the expected benefits, synergies and growth from these initiatives may not materialize as planned. We may have difficulty assimilating new businesses and their products, services, technologies, IT systems and personnel into our operations. IT and data security profiles of acquired companies may not meet our technological standards and may take longer to integrate and remediate than planned. This may result in significantly greater transaction, remediation and integration costs for future acquisitions than we have experienced historically, or it could mean that we will not pursue certain acquisitions where the costs of integration and remediation are too significant. We may also have difficulty integrating and operating businesses in countries and geographies where we do not currently have a significant presence, and acquisitions of businesses having a significant presence outside of the U.S. will increase our exposure to risks of conducting operations in international markets. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and financial condition.

Despite our past experience, opportunities to grow our business through acquisitions, joint ventures and other alliances may not be available to us in the future. In addition, our focus on data security and our technology transformation strategy, including our migration to cloud-based technologies may limit our ability to identify and complete acquisitions as we will have less time and resources to devote to identifying suitable acquisition candidates and our technological criteria and standards for acquisition candidates may increase.

Dependence on outsourcing certain portions of our operations may adversely affect our ability to bring products to market and damage our reputation. Dependence on outsourced information technology and other administrative functions may impair our ability to operate effectively.

As part of our technology transformation, we have outsourced various components of our application development, information technology, operational support and administrative functions and will continue to evaluate additional outsourcing. If our outsourcing vendors fail to perform their obligations in a timely manner or at satisfactory quality levels including with respect to data and system security, or increase prices for their services to unreasonable levels, our ability to bring products to market and support our customers and our reputation could suffer. Any failure to perform on the part of these third-party providers could impair our ability to operate effectively and could result in lower future revenue, unrealized efficiencies and adversely impact our results of operations and our financial condition. Some of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.

Changes in income tax laws can significantly impact our net income.

Federal and state governments in the U.S. as well as a number of other governments around the world are currently facing significant fiscal pressures and have considered or may consider changes to their tax laws for revenue raising or economic competitiveness reasons. Changes to tax laws can have immediate impacts, either favorable or unfavorable, on our results of operations and cash flows, and may impact our competitive position versus certain competitors who are domiciled in other jurisdictions and subject to different tax laws. In December 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which significantly impacted our U.S. and global tax expense and net income and our earnings per share in 2018 and 2019. The IRS issued clarification notices and the U.S. Treasury issued Proposed Regulation which also provided clarity to the Tax Act. However, the IRS could issue additional clarification and additional changes could be made to the final issuance of the Regulations.

If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer.

We derive a portion of our revenue from direct and indirect sales to U.S., state and local governments and their respective agencies. Such contracts are subject to various procurement laws and regulations, and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments or suspension of future government contracting. Following the 2017 cybersecurity incident, our government contracts received enhanced scrutiny and negative media attention that resulted in the suspension of one of our contracts. If we experience another material cybersecurity incident, our ability to maintain our existing and acquire new government contracts may be substantially impacted.

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

There has been substantial litigation in the U.S. regarding intellectual property rights in the information technology industry. From time to time, third parties claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to each such claim on a case by case basis. A dispute or litigation regarding patents or other intellectual property can be costly and time-consuming due to the complexity of our technology and the inherent uncertainty of intellectual property litigation, could divert our management and key personnel from our business operations, and we may not prevail. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, or could subject us to significant damages or to an injunction against development and sale of certain of our products or services. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of intellectual property infringement. In certain of our businesses we rely on third-party intellectual property licenses and we cannot ensure that these licenses will be available to us in the future on favorable terms or at all. Although our policy is to obtain licenses or other rights where necessary, we cannot provide assurance that we have obtained all required licenses or rights.

Third parties may misappropriate or infringe on our intellectual property and we may suffer competitive injury or expend significant resources enforcing our rights.

Our success increasingly depends on our proprietary technology. We rely on various intellectual property rights, including patents, copyrights, database rights, trademarks and trade secrets, as well as contract restrictions, confidentiality provisions and licensing arrangements, to establish our proprietary rights. The extent to which such rights can be protected varies in different jurisdictions. If we do not enforce our intellectual property rights successfully, our competitive position may suffer which could harm our operating results. Our pending patent and trademark applications may not be allowed or competitors may challenge the validity or scope of our intellectual property rights. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage.

We may need to devote significant resources, including cybersecurity resources, to monitoring our intellectual property rights and we may or may not be able to detect misappropriation or infringement by third parties. Our competitive position may be harmed if we cannot detect misappropriation or infringement and enforce our intellectual property rights quickly or at all. In some circumstances, enforcement may not be available to us because a third party has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries, which could make it easier for competitors to capture market share and could result in lost revenue.

The U.K.’s departure from the EU could adversely affect us.

We are subject to risks and uncertainties associated with the U.K.’s withdrawal from the EU (referred to as “Brexit”), including implications for the free flow of labor and goods in the U.K. and the EU and other financial, legal, tax and trade implications. Brexit could cause disruptions to and create uncertainty surrounding our business in the U.K., including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. In addition, developments regarding Brexit may also create global economic uncertainty, which may cause our customers, particularly those who do business in the U.K., to closely monitor their costs and reduce their spending on our solutions and services.

We may not be able to borrow under our revolving credit facility and Receivables Facility.

We are party to a $225.0 million receivables funding facility (the “Receivables Facility”) as well as the $1.10 billion unsecured revolving credit facility (the “Revolver”). Our Revolver and Receivables Facility have representations, covenants, financial covenants and events of default which may limit our ability to borrow under such debt obligations. Any breach of a representation or failure to comply with any covenant or financial covenant or the occurrence of any event of default under the Revolver or the Receivables Facility could result in a prohibition of further borrowings under the Revolver and Receivables Facility or acceleration of any obligations outstanding thereunder. Any event of default under the Revolver or Receivables Facility could result in a cross default under our other outstanding debt obligations.

Changes in interest rates could adversely affect our cost of capital and net income.

Rising interest rates, credit market dislocations and decisions and actions by credit rating agencies can affect the availability and cost of our funding and adversely affect our net income.

Our business will suffer if we are not able to retain and hire key personnel.

Our future success, including our ability to implement our technology transformation strategy, depends partly on the continued service of our key development, sales, marketing, executive and administrative personnel. Additionally, increased retention risk exists in certain key areas of our operations, such as IT and data security, which require specialized skills, such as maintenance of certain legacy computer systems, data security experts and analytical modelers. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. As part of our technology transformation strategy, we have hired a significant number of new employees and contract workers. Hiring, training, motivating, retaining and managing employees with the skills required is time-consuming and expensive. There is intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to retain our key employees. If we are not able to hire sufficient employees to support our technology transformation, or to train, motivate, retain and manage the employees we do hire, it could have a material adverse effect on our business operations or financial results.

Our retirement and post-retirement pension plans are subject to financial market risks that could adversely affect our future results of operations and cash flows.

We have significant retirement and post-retirement pension plan assets and obligations. The performance of the financial markets and interest rates impact our plan expenses and funding obligations. Significant decreases in interest rates, decreases in the fair value of plan assets and investment losses on plan assets will increase our funding obligations, and adversely impact our results of operations and cash flows.

We are subject to other risks and uncertainties inherent in doing business in our industry.

In addition to the specific factors discussed above, we are subject to risks that are inherent to doing business as a global data, analytics and technology company. These include growth rates, general economic and political conditions, customer satisfaction with the quality of our products and services, technological changes, rising costs of employment, costs of obtaining insurance, changes in unemployment rates, and other events that can impact revenue and the cost of doing business in our industry.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements. We ordinarily lease office space for conducting our business and are obligated under approximately 85 leases and other rental arrangements for our field locations. We owned 8 office buildings at December 31, 2019, including our executive offices, one campus which houses our Alpharetta, Georgia technology center, a building utilized by our Workforce Solutions operations located in St. Louis, Missouri, as well as three buildings utilized by our Latin America operations.

For additional information regarding our obligations under leases, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-K. We believe that suitable additional space will be available to accommodate our future needs.

ITEM 3. LEGAL PROCEEDINGS

Litigation and Investigations related to the 2017 Cybersecurity Incident

Following the 2017 cybersecurity incident, hundreds of class actions and other lawsuits were filed against us typically alleging harm from the 2017 cybersecurity incident and seeking various remedies, including monetary and injunctive relief. We were also subject to investigations and inquiries by federal, state and foreign governmental agencies and officials regarding the 2017 cybersecurity incident and related matters. As described below, most of these lawsuits and government investigations have concluded or been resolved, including pursuant to the settlement agreements described below, while others remain ongoing. The Company’s participation in these settlements does not constitute an admission by the Company of any fault or liability, and the Company does not admit fault or liability.

Consumer Settlement.

On July 19, 2019 and July 22, 2019, we entered into multiple agreements that resolve the U.S. consolidated consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (Consumer Cases) (the “U.S. Consumer MDL Litigation”), and the investigations of the FTC, the CFPB, the MSAG Group and the NYDFS (collectively, the “Consumer Settlement”). Under the terms of the Consumer Settlement, the Company will contribute $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident.

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

In accordance with the terms of the Consumer Settlement, in the third quarter of 2019, the Company paid $180.5 million to the MSAG Group and the following monetary penalties: (1) $100.0 million to the CFPB and (2) $10.0 million to the NYDFS. As part of the Consumer Settlement, the Company also agreed to implement certain business practice commitments related to consumer assistance and its information security program, including conducting third party assessments of its information security program.

In the third quarter of 2019, the agreements with the FTC and CFPB were approved by the U.S. District Court for the Northern District of Georgia. The settlement with the MSAG Group, which consists of substantially similar agreements with each of the participating jurisdictions, was approved by courts in the relevant jurisdiction also in the third quarter of 2019.

On January 13, 2020, the Northern District of Georgia, the U.S. District Court overseeing centralized pre-trial proceedings for the U.S. Consumer MDL Litigation and numerous other federal court actions relating to the 2017 cybersecurity incident (the “MDL Court”), entered an order granting final approval of the settlement in connection with the U.S. Consumer MDL Litigation, from which several objectors have appealed. Until the appeals are finally adjudicated or dismissed, we can provide no assurance that the U.S. Consumer MDL Litigation will be resolved as contemplated by the settlement agreement. If the MDL Court’s order approving the settlement were reversed by an appellate court, there is a risk that we would not be able to settle the U.S. Consumer MDL Litigation on acceptable terms or at all, which could have a material adverse effect on our financial condition.

Other Settlements.

Securities Class Action Litigation. A consolidated putative class action lawsuit alleging violations of certain federal securities laws in connection with statements and alleged omissions regarding our cybersecurity systems and controls was filed against us and our former Chairman and Chief Executive Officer in the U.S. District Court for the Northern District of Georgia. The consolidated complaint seeks certification of a class of all persons who purchased or otherwise acquired Equifax securities from February 25, 2016 through September 15, 2017 and unspecified monetary damages, costs and attorneys’ fees. The

Company moved to dismiss the complaint in its entirety. On January 28, 2019, the court dismissed claims against certain individual defendants and claims challenging certain statements, but allowed other claims against Equifax and our former Chairman and Chief Executive Officer to proceed.

On February 12, 2020, we entered into a settlement agreement to resolve the securities class action lawsuit in which the Company agreed to create a settlement fund for the benefit of class members. The settlement is subject to a number of conditions, including certification of a settlement class, notice, and preliminary and final court approvals. We can provide no assurance that all conditions will be satisfied or that the necessary court approvals will be obtained.

Shareholder Derivative Litigation. A consolidated putative shareholder derivative action naming certain of our current and former executives, officers and directors as defendants and naming us as a nominal defendant was filed in the U.S. District Court for the Northern District of Georgia. Among other things, the consolidated complaint alleges claims for breaches of fiduciary duties, unjust enrichment, corporate waste and insider selling by certain defendants, as well as certain claims under the federal securities laws. The complaint seeks unspecified damages on behalf of the Company, plus certain equitable relief. We appointed a committee of independent directors (the “Demand Review Committee”) empowered to evaluate and respond in our best interests to the claims and related litigation demands.

On February 12, 2020, the Company, by and through the Demand Review Committee, and individual defendants entered into a settlement agreement with the plaintiffs which, subject to court approval, will resolve the matter by agreeing to adopt certain governance changes and obtaining an insurance recovery for the Company. We can provide no assurance that the necessary court approvals will be obtained.

Government Lawsuits. Separate civil enforcement actions were filed against us in state court by the respective Attorneys General of Indiana and Massachusetts alleging violations of commonwealth/state consumer protection laws and seeking injunctive relief, civil penalties, restitution, costs and other relief. The Company filed motions to dismiss the actions which were denied. On December 26, 2019, we filed a motion asking the court in the Indiana action to certify its order denying our motion to dismiss for interlocutory appeal, and that motion was granted on February 6, 2019.

The Company has reached an agreement in principle with each of the Attorneys General of Massachusetts and Indiana to resolve their actions. These settlements, in which the Company has agreed to make a monetary payment and to injunctive relief consistent with the MSAG Group settlement, are subject to finalizing definitive settlement agreements and court approval in each respective jurisdiction.

Financial Institutions MDL Class Action. Certain class actions were filed by financial institutions and transferred to the MDL Court (the “Financial Institutions MDL Litigation”). These class actions allege that the financial institutions’ businesses have been placed at risk due to the 2017 cybersecurity incident, generally assert common law claims such as claims for negligence, as well as, in some cases, statutory claims and seek compensatory damages, injunctive relief and other related relief. The Company moved to dismiss the financial institutions’ consolidated class action complaint in its entirety, and the MDL Court dismissed certain claims, while allowing other claims to proceed. The financial institution plaintiffs filed a motion to amend their class action complaint which was granted in part and denied in part on December 18, 2019. The majority of the claims which the financial institutions sought to revive by amendment, however, remained dismissed.

The Company has reached an agreement in principle to enter into a class-wide settlement of the remaining financial institutions’ claims. Upon submission of the final settlement documents and necessary court approvals, the settlement will resolve any remaining claims that could be asserted by the financial institutions before the MDL Court. The settlement contemplates payment for claims up to a maximum amount and certain non-monetary relief. The settlement is subject to a number of conditions, including notice, and preliminary and final court approvals. We can provide no assurance that all conditions will be satisfied or that the necessary court approvals will be obtained.

Pennsylvania State Court Financial Institution Class Action. One of the initial named plaintiffs in Financial Institutions MDL Litigation filed a purported class action suit against us in the Court of Common Pleas of Lawrence County, Pennsylvania on behalf of financial institutions headquartered in Pennsylvania. The claims being asserted in this matter are substantially similar to claims that previously were dismissed in the MDL proceeding for lack of standing. We filed preliminary objections to the complaint on September 5, 2019, and a hearing on the preliminary objections is scheduled for June 29, 2020. The Company has reached an agreement in principle to resolve this matter. The settlement is subject to court approval, and we can provide no assurance that the necessary court approval will be obtained.

Indian Tribes Class Actions and City of Chicago Lawsuit. Three Indian Tribes and the City of Chicago filed separate suits with respect to the 2017 cybersecurity incident, which were subsequently transferred to the MDL Court. The Indian Tribes brought their claims purportedly on behalf of themselves and other similarly situated federally recognized Indian Tribes and

Nations. The Company has reached an agreement in principle to resolve the three Indian Tribes’ claims as well as an agreement in principle to resolve the City of Chicago’s lawsuit.

Other Matters.

We face other lawsuits and government investigations related to the 2017 cybersecurity incident that have not yet been concluded or resolved. These ongoing matters may result in judgments, fines or penalties, settlements or other relief. We dispute the allegations in the remaining lawsuits and intend to defend against such claims. Set forth below are descriptions of the main categories of these matters.

Georgia State Court Consumer Class Actions. Four putative class actions arising from the 2017 cybersecurity incident were filed against us in Fulton County Superior Court and Fulton County State Court in Georgia based on similar allegations and theories as alleged in the U.S. Consumer MDL Litigation and seek monetary damages, injunctive relief and other related relief on behalf of Georgia citizens. These cases were transferred to a single judge in the Fulton County Business Court and three of the cases were consolidated into a single action. On July 27, 2018, the Fulton County Business Court granted the Company’s motion to stay the remaining single case, and on August 17, 2018, the Fulton County Business Court granted the Company’s motion to stay the consolidated case. These cases remain stayed pending resolution of the U.S. Consumer MDL Litigation.

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

On October 21, 2019, the court in the Quebec case dismissed the plaintiff’s motion for authorization to institute a class action. On December 13, 2019, the court in the active Ontario case granted certification of a nationwide class that includes impacted Canadians as well as Canadians who had subscription products with Equifax between March 7, 2017 and July 30, 2017. We have sought leave to appeal this decision. All remaining purported class actions are at preliminary stages. In addition, one of the cases in Ontario as well as the Saskatchewan case have been stayed. The court’s order staying the Saskatchewan case is on appeal.
Individual Consumer Litigation. We have several hundred individual consumer actions pending against us in state (general jurisdiction and small claims) and federal courts across the U.S. related to the 2017 cybersecurity incident. The plaintiffs/claimants in these cases have generally claimed to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking primarily monetary damages. Where possible, actions filed in or removed to federal court were noticed for transfer to the MDL Court. We believe that many of the remaining individual consumer actions will be subject to the settlement in the U.S. Consumer MDL Litigation discussed above, unless the individual consumers submitted a valid and timely request to be excluded from the settlement.

Government Investigations. We have cooperated with federal, state and foreign governmental agencies and officials investigating or otherwise seeking information, testimony and/or documents, regarding the 2017 cybersecurity incident and related matters.

The FCA opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017. The investigation by the FCA has involved a number of information requirements and interviews. We continue to respond to the information requirements and are cooperating with the investigation.

The New York State Attorney General Investor Protection Bureau (“IPB”) issued a subpoena in September 2017 relating to its investigation of whether there has been a violation of the Martin Act. We have cooperated with the IPB in its investigation, and the IPB has not contacted us regarding the investigation since January 2019.

Although we continue to cooperate in the above investigations and inquiries, an adverse outcome to any such investigations and inquiries could subject us to fines or other obligations, which may have an adverse effect on how we operate our business or our results of operations.

ACCC Investigation

In March 2017, the ACCC commenced an investigation to determine whether the Company has been or is engaged in unlawful acts or practices relating to advertising, marketing and sale of consumer reports, credit scores or credit monitoring products in violation of the Australian Consumer Law, which prohibits misleading or deceptive conduct and false representations. The ACCC issued a number of notices to produce documents and information. On March 16, 2018, the ACCC commenced proceedings against the Company. The proceedings were settled on October 2, 2018. Pursuant to the settlement, Equifax paid a monetary penalty and provided refunds to certain impacted consumers. As it was not possible to refund all impacted customers, Equifax has undertaken to the ACCC to refund those customers if and when their current address and/or bank account details become known. The proceedings formally concluded on November 30, 2019.

California Bankruptcy Litigation

In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award. Mailing of the supplemental notice was completed on February 15, 2011 and the deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order vacating the settlement and remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiffs and granted the motion of counsel for the settling plaintiffs to be appointed as interim lead class counsel. On March 28, 2016, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s lead counsel appointment. On January 9, 2017, the United States Supreme Court denied the objectors’ Petition for a Writ of Certiorari. The parties re-engaged in settlement discussions, including participation in mediations in August 2016 and November 2016, and reached an agreement to again settle the monetary claims. Settlement documents were filed with the District Court on April 14, 2017. On June 16, 2017, the Court granted preliminary approval of the proposed settlement, conditionally certified the settlement class, and appointed class counsel and administrator. A Final Fairness Hearing was held on December 11, 2017 and on April 6, 2018, the Court granted final approval. A Notice of Appeal was filed on May 7, 2018. Following the Notice of Appeal, the parties reached a Stipulation Regarding Attorneys’ Fees and Costs with the District Court subject to affirmance of the settlement with the U.S. Court of Appeals for the Ninth Circuit. On December 12, 2019, the Ninth Circuit affirmed the settlement and remanded to the District Court for recalculation of the attorneys’ fee award to class counsel. On January 10, 2020, the objecting plaintiffs filed a Petition for Rehearing and Rehearing En Banc which was denied.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equifax’s common stock is traded on the New York Stock Exchange under the symbol “EFX.” As of January 31, 2020, Equifax had approximately 3,121 holders of record; however, Equifax believes the number of beneficial owners of common stock exceeds this number.

Shareholder Return Performance Graph

The graph below compares Equifax’s five-year cumulative total shareholder return with that of the Standard & Poor’s Composite Stock Index (S&P 500) and a peer group index, the S&P 500 Banks Index (Industry Group). The graph assumes that the value of the investment in our Common Stock and each index was $100 on the last trading day of 2014 and that all quarterly dividends were reinvested without commissions. Our past performance may not be indicative of future performance.

COMPARATIVE FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG EQUIFAX INC., S&P 500 INDEX, AND S&P 500 BANKS INDEX (INDUSTRY GROUP)

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
VALUE OF $100 INVESTED AS OF JANUARY 1, 2015
DOLLARS
400.00
300.00
200.00
100.00
0.00
Initial
2015
2016
2017
2018
2019
Equifax Inc.
S&P 500 Index
S&P 500 Banks Index (Industry Group)

	Fiscal Year Ended December 31,
	Initial	2015	2016	2017	2018	2019
Equifax Inc.	100.00	214.06	226.90	228.22	143.32	183.98
S&P 500 Index	100.00	152.59	169.24	205.24	150.33	173.86
S&P 500 Banks Index (Industry Group)	100.00	148.23	178.13	214.75	148.30	180.55

The table below contains information with respect to purchases made by or on behalf of Equifax of its common stock during the fourth quarter ended December 31, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - October 31, 2019	1	$—	—	$590,092,166
November 1 - November 30, 2019	176	$—	—	$590,092,166
December 1 - December 31, 2019	4,970	$—	—	$590,092,166
Total	5,147	$—	—	$590,092,166

(1) The total number of shares purchased includes, if applicable: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock, totaling 1 share for the month of October 2019, 176 shares for the month of November 2019 and 4,970 shares for the month of December 2019.

(2) Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3) We did not repurchase any common shares during the twelve months ended December 31, 2019. At December 31, 2019, the amount authorized for future share repurchases under the Program was $590.1 million.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance is included in the section captioned “Equity Compensation Plan Information” in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes our selected historical financial information for each of the last five years. The summary of operations data for the years ended December 31, 2019, 2018, and 2017, and the balance sheet data as of December 31, 2019 and 2018, have been derived from our audited Consolidated Financial Statements included in this report. The summary of operations data for the years ended December 31, 2016 and 2015, and the balance sheet data as of December 31, 2017, 2016 and 2015, have been derived from our audited Consolidated Financial Statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this report.

	Twelve Months Ended December 31,
	2019 (1) (2)	2018 (2) (3)	2017 (2) (4)	2016 (5)	2015 (3) (6)
	(In millions, except per share data)
Summary of Operations:
Operating revenue	$3,507.6	$3,412.1	$3,362.2	$3,144.9	$2,663.6
Operating expenses	3,843.0	2,964.1	2,530.5	2,319.8	1,963.6
Operating (loss) income	(335.4)	448.0	831.7	825.1	700.0
Consolidated (loss) income from continuing operations	(392.8)	306.3	598.0	495.1	434.8
Net (loss) income attributable to Equifax	$(398.8)	$299.8	$587.3	$488.8	$429.1

Dividends paid to Equifax shareholders	$188.7	$187.9	$187.4	$157.6	$137.8
Diluted earnings per share
Net (loss) income attributable to Equifax	$(3.27)	$2.47	$4.83	$4.04	$3.55
Cash dividends declared per share	$1.56	$1.56	$1.56	$1.32	$1.16
Weighted-average shares outstanding (diluted)	122.0	121.4	121.5	121.1	120.9

	As of December 31,
	2019 (1) (2)	2018 (2) (3)	2017 (2) (4)	2016 (5)	2015 (3) (6)
	(In millions)
Balance Sheet Data:
Total assets	$7,909.0	$7,153.2	$7,233.4	$6,664.0	$4,501.5
Short-term debt and current maturities	3.1	4.9	965.3	585.4	49.3
Long-term debt, net of current portion	3,379.5	2,630.6	1,739.0	2,086.8	1,138.4
Total debt, net	3,382.6	2,635.5	2,704.3	2,672.2	1,187.7
Total equity	2,622.9	3,155.7	3,239.0	2,721.3	2,350.4

(1)During the year ended December 31, 2019, the Company recorded $800.9 million of losses, net of insurance recoveries, associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident, exclusive of our legal professional services expenses. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements in this report.

(2)During the years ended December 31, 2019, 2018 and 2017, the Company recorded $337.3 million, $326.2 million, and $114.0 million, respectively, of pre-tax expenses, net of cybersecurity insurance recoveries, for costs related to the 2017 cybersecurity incident. Costs related to the 2017 cybersecurity incident are defined as incremental costs to transform our information technology infrastructure and data security; legal fees and professional services costs to investigate the 2017 cybersecurity incident and respond to legal, government and regulatory claims; as well as costs to provide free product and related support to consumers. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements in this report.

(3)During the fourth quarter of 2018 and the first quarter of 2015, we recorded a restructuring charge of $46.1 million and $20.7 million, respectively, all of which is recorded in selling, general, and administrative expenses in our Consolidated Statements of (Loss) Income. These restructuring charges primarily relate to a reduction in headcount to support the Company’s strategic objectives and increase the integration of our global operations. For additional information, see Note 11 of the Notes to the Consolidated Financial Statements in this report.

(4)The Tax Cuts and Jobs Act of 2017 (“Tax Act”), as signed by the President of the United States on December 22, 2017, significantly revised U.S. tax law. The legislation positively impacted the Company’s ongoing effective tax rate due to the reduction of the U.S. federal corporate tax rate from 35% to 21%. The Tax Act made major changes to the U.S. international tax system. Under previous law, foreign earnings were subject to U.S. tax when repatriated to the U.S. Under the Tax Act, foreign earnings are generally exempt from U.S. tax. Additionally, there is a one-time deemed repatriation tax on undistributed foreign earnings and profits. The Tax Act imposes other U.S. taxes on “global intangible low taxed income” and “base erosion anti-abuse transactions.” Other significant changes included limitations on the deductibility of interest expense and executive compensation, and repeal of the deduction for domestic production activities. As a result of the Tax Act, the Company recorded adjustments totaling a net tax benefit of $48.3 million in the fourth quarter of 2017 to provisionally account for the estimated impact. Refer to Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information. We also prospectively applied the provisions of ASU 2016-09 “Compensation - Stock Compensation (Topic 718),” related to the recognition of windfall tax benefits in the Consolidated Statement of Income which resulted in the recognition of $26.7 million of tax benefits for the year ended December 31, 2017.

(5)In the first quarter of 2016, we completed the acquisition of 100% of the ordinary voting shares of Veda Group Limited (“Veda”) for cash consideration plus debt assumed of approximately $1.9 billion. For the year ended December 31, 2016, we recorded $40.2 million ($28.2 million, net of tax) for Veda acquisition related amounts. Of this amount, $30.1 million relates to transaction and integration costs in operating income, $9.2 million is recorded in other income and is the impact of foreign currency changes on the transaction structure, including economic hedges, $0.2 million is recorded in depreciation and amortization, and $0.7 million is recorded in interest expense.

(6)During the second quarter of 2015, the management of Boa Vista Servicos S.A. (“BVS”), in which we hold a 15% cost method investment, updated the financial projections of BVS. The updated projections, along with the continued weakness in the Brazilian consumer and small commercial credit markets were considered indicators of impairment. As a result of these changes, and the associated near-term changes in cash flow expected from the business, we recorded a 46.0 million Brazilian Reais ($14.8 million) impairment of our investment.

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

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the United Kingdom, or U.K., Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland, Chile, Costa Rica and India. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates, have an investment in a consumer and commercial credit information company in Brazil and have an investment in an identity authentication company in Canada.

2017 Cybersecurity Incident

In 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of certain personally identifiable information of U.S., Canadian and U.K. consumers. Criminals exploited a software vulnerability in a U.S. website application to gain unauthorized access to our network. In March 2017, the U.S. Department of Homeland Security distributed a notice concerning the software vulnerability. We undertook efforts to identify and remediate vulnerable systems; however, the vulnerability in the website application that was exploited was not identified by our security processes. We discovered unusual network activity in late-July 2017 and upon discovery promptly investigated the activity. Once the activity was identified as potential unauthorized access, we acted to stop the intrusion and engaged a leading, independent cybersecurity firm to conduct a forensic investigation to determine the scope of the unauthorized access, including the specific information impacted. Based on our forensic investigation, the unauthorized access occurred from mid-May 2017 through July 2017. No evidence was found that the Company’s core consumer, employment and income, or commercial reporting databases were accessed. We continue to cooperate with law enforcement in connection with the criminal investigation into the actors responsible for the 2017 cybersecurity incident. On February 10, 2020, the U.S. Department of Justice announced that four members of the Chinese People’s Liberation Army were indicted on criminal charges for their involvement in the 2017 cybersecurity incident.

Product Liability.  As a result of the 2017 cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all eligible U.S. consumers who signed up through January 31, 2018. In late 2018, the Company extended the free credit monitoring services for an additional twelve months for eligible consumers impacted by the 2017 cybersecurity incident by providing them the opportunity to enroll in Experian® IDNotify™ at no cost. We also provided free credit reports and scores, credit monitoring and identity theft protection for twenty four months to impacted consumers in Canada and the U.K. We have recorded the expenses necessary to provide this service to those who signed up. The remaining product liability balance at December 31, 2019 and 2018 was not material to the Consolidated Financial Statements.

Litigation, Claims and Government Investigations.  As a result of the 2017 cybersecurity incident, we were subject to a significant number of proceedings and investigations as described in Part I, “Item 3. Legal Proceedings” in this Form 10-K. We recorded expenses, net of insurance recoveries, of $800.9 million in other current liabilities and selling, general, and administrative expenses in our Consolidated Balance Sheets and Statements of (Loss) Income, respectively, as of and for the twelve months ended December 31, 2019, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25.

Future Costs.  We are currently executing substantial initiatives in security and consumer support, and a company-wide transformation of our technology infrastructure, which we refer to as our technology transformation, and incurred substantial increased expenses and capital expenditures in 2019 related to these initiatives. We expect to continue to incur significant expenses and capital expenditures in 2020 related to these initiatives, at similar levels as those incurred in 2019.

We incurred significant legal and professional services expenses related to the lawsuits, claims and government investigations to which we were a party in 2019, and expect to continue to incur these expenses until all matters are fully resolved. However, we expect that the level of legal and professional service expenses related to these matters will be significantly lower in 2020 due to the settlement of all of the significant matters in the U.S.

We will recognize the expenses and capital expenditures referenced herein as they are incurred.

Insurance Coverage.  At the time of the 2017 cybersecurity incident, we had $125.0 million of cybersecurity insurance coverage, above a $7.5 million deductible, to limit our exposure to losses such as those related to this incident. Since the announcement of the 2017 cybersecurity incident in September 2017, we have received the maximum reimbursement under the insurance policy of $125.0 million. We also maintained a directors and officers insurance policy of which we have recorded our estimated maximum recoveries as of December 31, 2019.

Segment and Geographic Information

Segments. The USIS segment, the largest of our four segments, consists of three service lines: Online Information Solutions, Mortgage Solutions, and Financial Marketing Services. Online Information Solutions and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer and commercial credit reporting and scoring, identity management, fraud detection and modeling services. USIS also markets certain decisioning software services which facilitate and automate a variety of consumer and commercial credit-oriented decisions. Financial Marketing Services revenue is principally project and subscription based and is derived from our sales of batch credit and consumer wealth information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

The Workforce Solutions segment consists of the Verification Services and Employer Services business lines. Verification Services revenue is transaction-based and is derived primarily from employment and income verification. Employer Services revenue is derived from our provision of certain human resources business process outsourcing services that include both transaction and subscription based product offerings. These services include unemployment claims management, employment-based tax credit services and other complementary employment-based transaction services.

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

Global Consumer Solutions revenue is both transaction and subscription based and is derived from the sale of credit monitoring and identity theft protection products, which we deliver electronically to consumers primarily via the internet in the U.S., Canada, and the U.K. We also sell consumer and credit information to resellers who combine our information with other information to provide direct-to-consumer monitoring, reports and scores. Due to the 2017 cybersecurity incident, we ceased advertising our consumer business in the U.S. in September 2017. We resumed advertising our U.S. paid products in the fourth quarter of 2018.

Geographic Information. We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia,

Singapore and the United Arab Emirates, have an investment in a consumer and commercial credit information company in Brazil and have an investment in an identity authentication company in Canada. Approximately 73% and 71% our revenue was generated in the U.S. during both of the twelve months ended December 31, 2019 and 2018, respectively.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. Key performance indicators for the twelve months ended December 31, 2019, 2018 and 2017, include the following:

	Key Performance Indicators Twelve Months Ended December 31,
	2019	2018	2017
	(In millions, except per share data)
Operating revenue	$3,507.6	$3,412.1	$3,362.2
Operating revenue change	3%	1%	7%
Operating (loss) income	$(335.4)	$448.0	$831.7
Operating margin	(9.6)%	13.1%	24.7%
Net (loss) income attributable to Equifax	$(398.8)	$299.8	$587.3
Diluted earnings per share	$(3.27)	$2.47	$4.83
Cash provided by operating activities	$313.8	$672.2	$816.0
Capital expenditures*	$(375.9)	$(368.1)	$(214.0)
*Amounts above include accruals for capital expenditures.

Business Environment and Company Outlook

Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, small commercial credit and marketing activity. Demand is also enhanced by our initiatives to expand our products, capabilities, and markets served. In the United States, we expect 2020 economic activity, as measured by GDP, to be down from 2019. We expect modest growth in consumer credit, excluding mortgage, over the course of 2020. U.S. mortgage market inquiries are expected to be approximately flat in 2020 versus 2019, with strong growth in inquiries in the first half of 2020, offset by a decline in inquiries in the second half of 2020. We anticipate 2020 economic activity, as measured by GDP, in Canada to be slightly below 2019. In Australia, we anticipate 2020 economic activity, as measured by GDP, to be up from 2019. In the European markets we serve, the U.K., Spain and Portugal, we are expecting 2020 economic activity, as measured by GDP, to be down or slightly below 2019. In Latin America, our two largest markets are Argentina and Chile. In Argentina, the market continued to weaken in 2019. We are expecting continued weakness in 2020 but at lower levels than in 2019. In Chile, we are expecting economic activity in 2020 to be down slightly compared to 2019. Additional uncertainty exists in Argentina due to the Argentinean political environment and in the U.K. due to the impact of Brexit in the U.K.

In 2019 and beyond, we have incurred and will continue to incur increased costs and capital expenditures related to our technology transformation, which includes costs for enhanced data security. In 2019 and beyond, we had and will continue to have increases in the ongoing run-rate of technology and security spending. We also expect to continue to incur increased expenses for insurance, finance, compliance activities, and to meet increased legal and regulatory requirements. The ultimate amount of these increases is expected to be significant.

As a result of the 2017 cybersecurity incident, we were subject to a significant number of proceedings and investigations as described in “Item 3. Legal Proceedings” in this Form 10-K. We recorded expenses, net of insurance recoveries, of $800.9 million in other current liabilities and selling, general, and administrative expenses in our Consolidated Balance Sheets and Statements of (Loss) Income, respectively, as of and for the twelve months ended December 31, 2019, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described in “Item 3. Legal Proceedings” in this Form 10-K based on a number of factors, such as the various stages of these proceedings and investigations, including matters on appeal, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. As such, as of any given date, we could have exposure to losses as to which no liability has been accrued or as to which the accrued liability is inadequate. The ultimate amount paid on these actions, claims and investigations in excess of the amount already accrued could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

RESULTS OF OPERATIONS —
TWELVE MONTHS ENDED DECEMBER 31, 2019, 2018 AND 2017

Consolidated Financial Results

Operating Revenue

	Twelve Months Ended December 31,			Change
				2019 vs. 2018		2018 vs. 2017
Operating Revenue	2019	2018	2017	$	%	$	%
	(In millions)
U.S. Information Solutions	$1,277.4	$1,247.3	$1,262.7	$30.1	2%	$(15.4)	(1)%
Workforce Solutions	949.7	826.8	764.2	122.9	15%	62.6	8%
International	920.6	966.2	932.3	(45.6)	(5)%	33.9	4%
Global Consumer Solutions	359.9	371.8	403.0	(11.9)	(3)%	(31.2)	(8)%
Consolidated operating revenue	$3,507.6	$3,412.1	$3,362.2	$95.5	3%	$49.9	1%

Revenue for 2019 increased by 3% compared to 2018. The growth was driven by our Workforce Solutions and USIS segments which was partially offset by declines in International and Global Consumer Solutions. Workforce Solutions saw strong growth driven by Verification Services. USIS growth was primarily driven by increases in core credit decisioning volumes and revenue from acquisitions. International had local currency growth across Latin America and Canada. The effect of foreign exchange rates reduced revenue by $74.7 million, or 2%, in 2019 compared to 2018. Global Consumer Solutions revenue decreased primarily due to decreases in consumer direct revenue in the U.S. and the U.K.

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

Operating Expenses

	Twelve Months Ended December 31,			Change
				2019 vs. 2018		2018 vs. 2017
Operating Expenses	2019	2018	2017	$	%	$	%
	(In millions)
Consolidated cost of services	$1,521.7	$1,440.4	$1,210.7	$81.3	6%	$229.7	19%
Consolidated selling, general and administrative expenses	1,990.2	1,213.3	1,032.0	776.9	64%	181.3	18%
Consolidated depreciation and amortization expense	331.1	310.4	287.8	20.7	7%	22.6	8%
Consolidated operating expenses	$3,843.0	$2,964.1	$2,530.5	$878.9	30%	$433.6	17%

Cost of Services.  Cost of services increased $81.3 million in 2019 compared to 2018. The increase is due to increased royalty and technology costs. We also incurred increased incremental technology and data security costs of $20.3 million in

2019. These increased technology and security costs predominantly reflect the investments we are making in our technology transformation, which include costs for enhanced data security. We expect these incremental costs as well as increased ongoing technology and security costs to continue in 2020. The effect of changes in foreign exchange rates reduced cost of services by $33.2 million.

Cost of services increased $229.7 million in 2018 compared to 2017. We incurred increased technology and data security costs of $146.5 million in 2018. These increased technology and security costs predominantly reflect the investments we are making in our technology transformation, which include costs for enhanced data security. The remaining increase is due to increased people and royalty costs. The effect of changes in foreign exchange rates reduced cost of services by $6.4 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $776.9 million in 2019 compared to 2018.

The increase in 2019 is primarily due to losses, net of insurance recoveries, of $800.9 million associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $24.4 million.

Selling, general and administrative expenses increased $181.3 million in 2018 as compared to 2017.

We incurred increased incremental technology and data security costs of $160.7 million in 2018. As was the case in cost of services, these increased technology and security costs predominately reflect the investments we are making in our technology transformation, which include costs for enhanced data security. The remaining changes were driven by increases due to the restructuring charge of $46.1 million, people, the public records litigation settlement of $18.5 million and insurance costs which were partially offset by decreased advertising costs. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $10.2 million.

Depreciation and Amortization.  Depreciation and amortization expense for 2019 and 2018 increased by $20.7 million and $22.6 million, respectively. The increase is due to amortization of capitalized internal-use software and systems costs and depreciation of production equipment, partially offset by a decrease in amortization of purchased intangibles.

Operating Income and Operating Margin

	Twelve Months Ended December 31,			Change
Operating (Loss) Income and Operating Margin				2019 vs. 2018			2018 vs. 2017
	2019	2018	2017	$	%		$	%
	(In millions)
Consolidated operating revenue	$3,507.6	$3,412.1	$3,362.2	$95.5	3%		$49.9	1%
Consolidated operating expenses	3,843.0	2,964.1	2,530.5	878.9	30%		433.6	17%
Consolidated operating (loss) income	$(335.4)	$448.0	$831.7	$(783.4)	(175)%		$(383.7)	(46)%
Consolidated operating margin	(9.6)%	13.1%	24.7%		(22.7)	pts		(11.6)	pts

Total company operating margin decreased in 2019 versus 2018, primarily due to losses, net of insurance recoveries, of $800.9 million associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident which are reflected in selling, general, and administrative expenses in our Consolidated Statements of (Loss) Income.

Total company operating margin decreased in 2018 versus 2017, primarily due to the aforementioned technology and data security spending by the Company after the 2017 cybersecurity incident of $326.2 million reflected in costs of services and selling, general, and administrative expenses in our Consolidated Statements of (Loss) Income.

Interest Expense and Other Income (Expense), net

	Twelve Months Ended December 31,			Change
				2019 vs. 2018		2018 vs. 2017
Consolidated Interest and Other Income (Expense), net	2019	2018	2017	$	%	$	%
	(In millions)
Consolidated interest expense	$(111.7)	$(103.5)	$(92.8)	$(8.2)	8%	$(10.7)	12%
Consolidated other income, net	14.1	11.8	7.7	2.3	19%	4.1	53%

Average cost of debt	3.8%	3.8%	3.4%
Total consolidated debt, net, at year end	$3,382.6	$2,635.5	$2,704.3	$747.1	28%	$(68.8)	(3)%

Interest expense increased in 2019, when compared to 2018, due to an increase in our overall debt outstanding during the year due to borrowings on our Receivables Facility and under our commercial paper program. These borrowings were paid down with the proceeds from the issuance of the $750.0 million Senior Notes in November 2019.

Interest expense increased in 2018, when compared to 2017, due to an increase in our overall average cost of debt resulting from the issuance of the 3.60%, Floating Rate and 3.95% Senior Notes in May 2018.

The increase in other income, net in 2019 is primarily due to higher earnings on certain equity method investments and partially offset by an increased loss related to the foreign exchange impact of remeasuring the peso denominated monetary assets and liabilities as a result of Argentina becoming a highly inflationary economy for accounting purposes starting in July 2018.

The increase in other income, net in 2018 is primarily due to higher earnings on certain equity method investments, an increase in interest income, and the release of a liability from a past acquisition. These increases were partially offset by increased pension expense and the foreign exchange impact of remeasuring the peso denominated monetary assets and liabilities as a result of Argentina becoming a highly inflationary economy for accounting purposes in 2018.

Income Taxes

	Twelve Months Ended December 31,			Change
				2019 vs. 2018		2018 vs. 2017
Provision for Income Taxes	2019	2018	2017	$	%	$	%
	(In millions)
Consolidated provision for (benefit from) income taxes	$40.2	$(50.0)	$(148.6)	$90.2	(180)%	$98.6	(66)%
Effective income tax rate	9.3%	14.0%	19.9%

Our effective tax rate was 9.3% for 2019, down from 14.0% for the same period in 2018. Our effective tax rate is lower for the year ended December 31, 2019 compared to 2018 due to the operating loss of the Company in 2019 and permanent tax differences resulting from certain non-deductible amounts related to the accrual for losses associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident.

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

Net (Loss) Income

	Twelve Months Ended December 31,			Change
				2019 vs. 2018		2018 vs. 2017
Net (Loss) Income	2019	2018	2017	$	%	$	%
	(In millions, except per share amounts)
Consolidated operating (loss) income	$(335.4)	$448.0	$831.7	$(783.4)	(175)%	$(383.7)	(46)%
Consolidated other expense, net	(97.6)	(91.7)	(85.1)	(5.9)	6%	(6.6)	8%
Consolidated provision for (benefit from) income taxes	40.2	(50.0)	(148.6)	90.2	(180)%	98.6	(66)%
Consolidated net (loss) income	(392.8)	306.3	598.0	(699.1)	(228)%	(291.7)	(49)%
Net (loss) income attributable to noncontrolling interests	(6.0)	(6.5)	(10.7)	0.5	(8)%	4.2	(39)%
Net (loss) income attributable to Equifax	$(398.8)	$299.8	$587.3	$(698.6)	(233)%	$(287.5)	(49)%
Diluted earnings per share:
Net (loss) income attributable to Equifax	$(3.27)	$2.47	$4.83	$(5.74)	(232)%	$(2.36)	(49)%
Weighted-average shares used in computing diluted earnings per share	122.0	121.4	121.5

Consolidated net (loss) income decreased by $699.1 million in 2019 compared to 2018 due to decreased operating income primarily driven by losses, net of insurance recoveries, associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident of $800.9 million.

Consolidated net (loss) income decreased by $291.7 million, or 49%, in 2018 compared to 2017 due to decreased operating income primarily driven by the $326.2 million of aforementioned incremental technology and data security costs. Net income was benefitted by the decrease in the statutory U.S. tax rate as a result of the Tax Act enacted in the fourth quarter of 2017.

Segment Financial Results

U.S. Information Solutions

	Twelve Months Ended December 31,			Change
U.S. Information Solutions				2019 vs. 2018			2018 vs. 2017
	2019	2018	2017	$		%	$		%
	(In millions)
Operating revenue:
Online Information Solutions	$924.1	$877.5	$889.6	$46.6		5%	$(12.1)		(1)%
Mortgage Solutions	136.9	153.6	148.9	(16.7)		(11)%	4.7		3%
Financial Marketing Services	216.4	216.2	224.2	0.2		—%	(8.0)		(4)%
Total operating revenue	$1,277.4	$1,247.3	$1,262.7	$30.1		2%	$(15.4)		(1)%
% of consolidated revenue	37%	37%	37%
Total operating income	$423.4	$441.7	$539.1	$(18.3)		(4)%	$(97.4)		(18)%
Operating margin	33.1%	35.4%	42.7%		(2.3)	pts		(7.3)	pts

U.S. Information Solutions revenue increased 2% in 2019 compared to 2018 due to increases in our core credit decisioning services volumes and revenue from acquisitions, partially offset by $20.0 million in settlements with commercial customers and declines in Mortgage Solutions.

U.S. Information Solutions revenue decreased 1% in 2018 compared to 2017 due to declines in our core credit decisioning services and lower project related revenue as well as the negative impact from the 2017 cybersecurity incident.

These declines were partially offset by revenue from a 2018 acquisition, growth in core mortgage, and revenue from mortgage channel partners.

Online Information Solutions.  Revenue for 2019 increased 5% compared to 2018, due to increases in core credit decisioning services volumes, revenue from acquisitions and our identity and fraud solutions business. These increases were partially offset by a $15.0 million settlement with a commercial customer.

Revenue for 2018 decreased 1% compared to 2017, due to declines in our core credit decisioning services and identity and fraud solutions revenue. These declines were partially offset by growth from a 2018 acquisition and revenue from mortgage, auto, and direct to consumer channel partners.

Mortgage Solutions.  Revenue decreased 11% in 2019 compared to 2018, primarily due to channel shift between our Mortgage Solutions and Online Information Solutions businesses, partially offset by an increase in mortgage market transaction volumes.

Revenue increased 3% in 2018 compared to 2017, primarily due to a new product offering. This growth was partially offset by declines in the mortgage market and our other mortgage product offerings.

Financial Marketing Services.  Revenue remained flat in 2019 compared to 2018 due to an increase in project related revenue, offset by a $5.0 million settlement with a commercial customer.

Revenue decreased 4% in 2018 compared to 2017 due to a reduction in projects delivered.

U.S. Information Solutions Operating Margin.  USIS operating margin decreased to 33.1% in 2019 compared to 35.4% in 2018, primarily due to increases in royalties, technology, data security and people costs and settlements with commercial customers. These increases were partially offset by the public records litigation settlement of $18.5 million in 2018 that did not recur in 2019. USIS operating margin decreased to 35.4% in 2018 compared to 42.7% in 2017, primarily due to the decrease in revenue and increases in incremental technology and data security costs, royalties, and the public records litigation settlement.

Workforce Solutions

	Twelve Months Ended December 31,			Change
				2019 vs. 2018			2018 vs. 2017
Workforce Solutions	2019	2018	2017	$	%		$	%
	(In millions)
Operating Revenue:
Verification Services	$700.1	$567.0	$501.5	$133.1	23%		$65.5	13%
Employer Services	249.6	259.8	262.7	(10.2)	(4)%		(2.9)	(1)%
Total operating revenue	$949.7	$826.8	$764.2	$122.9	15%		$62.6	8%
% of consolidated revenue	27%	24%	23%
Total operating income	$389.7	$332.7	$331.9	$57.0	17%		$0.8	—%
Operating margin	41.0%	40.2%	43.4%		0.8	pts		(3.2)	pts

Workforce Solutions revenue increased by 15% in 2019 compared to 2018 due to strong growth in Verification Services which was partially offset by decreased revenue in our tax management services and our Affordable Care Act compliance services.

Workforce Solutions revenue increased by 8% in 2018 compared to 2017 due to strong growth in Verification Services, partially offset by decreased revenue in unemployment claims.

Verification Services.  Revenue increased 23% in 2019 compared to 2018, due to strong growth in mortgage, government, financial, healthcare and talent solutions verticals, and continued addition of new records to The Work Number database.

Revenue increased 13% in 2018 compared to 2017, due to strong growth in government, mortgage, talent solutions, and healthcare verticals, and continued addition of new records to The Work Number database.

Employer Services.  Revenue decreased 4% in 2019 compared to 2018 due to declines in our tax management services and Affordable Care Act compliance services. These declines were partially offset by revenue from acquisitions.

Revenue decreased 1% in 2018 compared to 2017 due to declines in our unemployment claims services, workforce analytics and our other employer services. These declines were partially offset by growth from our 2018 acquisitions.

Workforce Solutions Operating Margin.  Operating margin increased to 41.0% in 2019 compared to 40.2% in 2018 primarily due to the increase in revenue. Operating margin decreased to 40.2% in 2018 compared to 43.4% in 2017 due to increases in people, incremental technology and data security, and royalty costs.

International

	Twelve Months Ended December 31,			Change
				2019 vs. 2018			2018 vs. 2017
International	2019	2018	2017	$		%	$		%
	(In millions)
Operating revenue:
Asia Pacific	$300.1	$325.6	$308.9	$(25.5)		(8)%	$16.7		5%
Europe	275.6	287.3	273.8	(11.7)		(4)%	13.5		5%
Latin America	190.5	206.6	213.6	(16.1)		(8)%	(7.0)		(3)%
Canada	154.4	146.7	136.0	7.7		5%	10.7		8%
Total operating revenue	$920.6	$966.2	$932.3	$(45.6)		(5)%	$33.9		4%
% of consolidated revenue	26%	28%	28%
Total operating income	$96.1	$108.6	$169.4	$(12.5)		(11)%	$(60.8)		(36)%
Operating margin	10.4%	11.2%	18.2%		(0.8)	pts		(7.0)	pts

International revenue decreased by 5% in 2019 as compared to 2018. Local currency revenue growth for 2019 was 3%, driven by growth in the Latin America and Canada regions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $73.1 million, or 8%.

International revenue increased by 4% in 2018 as compared to 2017. Local currency revenue growth for 2018 was 7%, driven by growth across all regions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $29.5 million, or 3%.

Asia Pacific. Local currency revenue decreased 1% in 2019 as compared to 2018 primarily driven by weak consumer and commercial lending markets in Australia resulting in declines in consumer lending and direct-to-consumer related revenue. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $21.5 million, or 7%, in 2019. Reported revenue decreased 8% in 2019 as compared to 2018.

Local currency revenue growth was 8% in 2018 primarily due to the Mercury acquisition and growth in our commercial business. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $8.8 million, or 3%, in 2018 as compared to 2017. Reported revenue increased 5% in 2018 as compared to 2017.

Europe.  Local currency revenue was flat in 2019 as compared to 2018 primarily due to growth in credit operations revenue in U.K. and Spain offset by a decline in our debt management services. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $12.9 million, or 4%, for 2019. Reported revenue decreased 4% in 2019 as compared to 2018.

Local currency revenue growth was 1% in 2018 as compared to 2017 primarily due to growth in U.K. and Spain credit operations revenue and was partially offset by a decline in our debt management services. Local currency fluctuations against the U.S. dollar positively impacted revenue by $10.0 million, or 4%, for 2018. Reported revenue increased 5% in 2018 as compared to 2017.

Latin America. Local currency revenue increased 9% in 2019 as compared to 2018 driven by core growth primarily in Argentina, Chile and Ecuador. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $35.0 million, or 17%, in 2019, primarily from Argentina and Chile. Reported revenue decreased 8% in 2019 as compared to 2018.

Local currency revenue increased 11% in 2018 as compared to 2017 driven by core growth primarily in Argentina, Chile and Ecuador. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $30.8 million, or 14%, in 2018, most notably due to depreciation in the foreign exchange rate of the Argentine peso. Reported revenue increased 3% in 2018 as compared to 2017.

Canada.  Local currency revenue increased 8% in 2019 as compared to 2018 primarily due to broad based revenue growth including growth from acquisitions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $3.7 million, or 3%, in 2019. Reported revenue increased 5% in 2019 as compared to 2018.

Local currency revenue increased 8% in 2018 as compared to 2017 primarily due to broad based revenue growth. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.1 million in 2018. Reported revenue increased 8% in 2018 as compared to 2017.

International Operating Margin.  Operating margin decreased to 10.4% in 2019 as compared to 11.2% in 2018. The reduced margin is due to increased production costs and negative impacts from foreign currency exchange rates. Operating margin decreased to 11.2% in 2018 as compared to 18.2% in 2017. The reduced margin is due to an increase in incremental technology and data security, people, and production costs as well as depreciation and amortization. These increased costs were positively impacted by foreign currency fluctuations during the year.

Global Consumer Solutions

	Twelve Months Ended December 31,			Change
Global Consumer Solutions				2019 vs. 2018			2018 vs. 2017
	2019	2018	2017	$	%		$	%
	(In millions)
Total operating revenue	$359.9	$371.8	$403.0	$(11.9)	(3)%		$(31.2)	(8)%
% of consolidated revenue	10%	11%	12%
Total operating income	$48.4	$68.6	$106.2	$(20.2)	(29)%		$(37.6)	(35)%
Operating margin	13.4%	18.4%	26.4%		(5.0)	pts		(8.0)	pts

Revenue decreased 3% for 2019 in reported and local currency revenue, as compared to 2018. The decrease in revenue is primarily due to a decrease in our consumer direct revenue in the U.S. as we ceased advertising our consumer paid products in the U.S. in September 2017 following the 2017 cybersecurity incident. We resumed advertising our U.S. consumer paid products in the fourth quarter of 2018. These decreases were partially offset by an increase in our partner revenue. Local currency fluctuations against the U.S. dollar negatively impacted revenue in Canada and the U.K. by $1.6 million for 2019.

Operating margin decreased in 2019 to 13.4% compared to 18.4% in 2018, due to the decreased revenue and an increase in advertising and production costs which were partially offset by decreased people costs.

Revenue decreased 8% for 2018 in reported and local currency revenue, as compared to 2017. The decrease in revenue is due to a decrease in our consumer direct revenue in the U.S. as we ceased advertising our consumer paid products in the U.S. in September 2017 following the 2017 cybersecurity incident and the U.K. as we were impacted by the Global Data Protection Regulations in the U.K. These decreases were partially offset by an increase in our partner revenue, which includes revenue from the ID Watchdog acquisition. We resumed advertising our U.S. consumer paid products in the fourth quarter of 2018. Local currency fluctuations against the U.S. dollar positively impacted revenue by $1.2 million for 2018.

Operating margin decreased in 2018 to 18.4% compared to 26.4% in 2017, due to the decreased revenue and an increase in incremental technology and data security costs which were partially offset by decreased advertising costs.

General Corporate Expense

	Twelve Months Ended December 31,			Change
				2019 vs. 2018		2018 vs. 2017
General Corporate Expense	2019	2018	2017	$	%	$	%
	(In millions)
General corporate expense	$1,293.0	$503.6	$314.8	$789.4	157%	$188.8	60%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense increased $789.4 million in 2019. The increase in 2019 as compared to 2018 is primarily due to losses, net of insurance recoveries, of $800.9 million associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident.

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

Sources and Uses of Cash

Funds generated by operating activities, our Revolver and related commercial paper program and our Receivables Facility, more fully described below, are our most significant sources of liquidity. The Company has and expects to make payments to resolve certain legal proceedings and investigations related to the 2017 cybersecurity incident, described more fully in “Item 3. Legal Proceedings” in this Form 10-K. In 2019, the Company made payments of $341.5 million principally related to the Consumer Settlement comprised of $180.5 million to the MSAG Group, $100.0 million to the CFPB, $25.2 million to the Consumer Restitution Fund and $10.0 million to the NYDFS. The remaining $355.3 million to be paid to the Consumer Restitution Fund will be made after a final adjudication affirming the U.S. Consumer MDL Litigation Settlement or dismissal of the pending appeals. Although we expect this payment and the remaining settlement payments to be made in 2020, we can give no assurance that these payments will occur in 2020 due to pending approvals or appeals. As a result of the possible payments that could be made in 2020 related to the losses associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident, funds generated by operating activities are not expected to be sufficient to fund working capital and other cash requirements throughout 2020. Our plan is to finance the payments with existing borrowing capacity, including under our Revolver. At December 31, 2019, $1.10 billion was available to borrow under our Revolver. As of December 31, 2019, $221.7 million was available to borrow under our Receivables Facility. In the event that additional financing is needed, we would finance using the public and private corporate bond markets and/or syndicated loan markets, if available.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of December 31, 2019, we held $154.6 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the twelve months ended December 31, 2019, 2018 and 2017:

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In millions)
Operating activities	$313.8	$672.2	$816.0	$(358.4)	$(143.8)
Investing activities	$(697.5)	$(461.5)	$(349.5)	$(236.0)	$(112.0)
Financing activities	$557.9	$(311.0)	$(263.7)	$868.9	$(47.3)

Operating Activities

Cash provided by operating activities for 2019 decreased by $358.4 million compared to 2018. The decrease is due to partial payment of the losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident as well as having received $110.0 million in insurance proceeds in 2018.

Cash provided by operating activities for 2018 decreased by $143.8 million compared to 2017, due to the decrease in net income, adjusted for depreciation and amortization. This decrease was partially offset by an improvement in our working capital and the change in deferred income taxes.

Investing Activities

	Twelve Months Ended December 31,			Change
Net cash used in:	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In millions)
Capital expenditures*	$(399.6)	$(321.9)	$(218.2)	$(77.7)	$(103.7)
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

Capital expenditures increased in 2019 and 2018 from 2018 and 2017, respectively, due to our ongoing technology transformation.

Acquisitions, Divestitures and Investments

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In millions)
Acquisitions, net of cash acquired	$(272.9)	$(138.3)	$(139.9)	$(134.6)	$1.6
Cash received from sale of asset	$—	$5.6	$8.6	$(5.6)	$(3.0)
Investment in unconsolidated affiliates, net	$(25.0)	$(6.9)	$—	$(18.1)	$(6.9)

2019 Acquisitions and Investments. During 2019, we completed the acquisition of PayNet in our USIS and International operating segments and completed additional acquisitions in our Workforce Solutions segment.

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

For additional information about our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements in this report.

Financing Activities

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In millions)
Net short-term (repayments) borrowings	$(1.8)	$(959.2)	$252.4	$957.4	$(1,211.6)
Proceeds from issuance of long-term debt	$998.3	$994.5	$100.0	$3.8	$894.5
Payments on long-term debt	$(250.0)	$(100.0)	$(322.5)	$(150.0)	$222.5

Borrowing and Repayment Activity.  Net short-term (repayments) borrowings primarily represent repayments or borrowings of outstanding amounts under our commercial paper (“CP”) program. We primarily borrow under our CP program as needed and as availability allows.

The decrease in net short-term (repayments) borrowings in 2019 and 2018 and the increase in 2017 primarily relates to the net activity of CP notes.

The increase in proceeds from long-term debt in 2019 relates to the issuance of $750.0 million in senior notes in November 2019 and draw downs on our Receivable Facility during the year.

In November 2019, we issued $750.0 million aggregate principal amount of 2.6% Senior Notes due 2024 (the “2024 Notes”) in an underwritten public offering. Interest on the 2024 Notes accrue at a rate of 2.6% per year and will be payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2020. The net proceeds of the sale of the notes were used to repay borrowings under our Receivables Facility and our CP program and for general corporate purposes.

The increase in proceeds from long-term debt in 2018 relates to the issuance of $1.0 billion of senior notes in May 2018.

In May 2018, we issued $300.0 million aggregate principal amount of 3.6% Senior Notes due 2021 (the “2021 Notes”), $400.0 million aggregate principal amount of 3.95% Senior Notes due 2023 (the “2023 Notes”), and $300.0 million aggregate principal amount Floating Rate Notes due 2021 (the “Floating Rate Notes”) in an underwritten public offering. The net proceeds of the sale of the notes were used to repay borrowings under our Revolver, our prior $800.0 million three-year delayed draw term loan facility (“Term Loan”) and our CP program.

The increase in proceeds from long-term debt in 2017 is due to borrowings on our Revolver.

Payments on long-term debt in 2019 reflect payments on our Receivable Facility using proceeds from the issuance of the senior notes in 2019. Payments on long-term debt in 2018 reflect $100.0 million of payments on the Revolver using proceeds from the issuance of 3.60%, Floating Rate and 3.95% senior notes in 2018. Payments on long-term debt in 2017 reflect $272.5 million of payments related to senior notes, as well as $50.0 million of payments on the Term Loan.

Credit Facility Availability.  In September 2018, the Company entered into the $1.10 billion five-year unsecured revolving credit facility with a group of financial institutions, which will mature in September 2023 (the “Revolver”). The Revolver replaced the Company’s previous $900.0 million unsecured revolving credit facility that was scheduled to mature in November 2020. Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.60 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. We believe we are currently in compliance with all representations and warranties necessary as a condition for borrowing under the Revolver, but we cannot assure that we will be able to comply with all such conditions to borrowing in the future. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility.

Our $1.10 billion CP program has been established to allow for borrowing through the private placement of CP with maturities ranging from overnight to 397 days. We may use the proceeds of CP for general corporate purposes. The CP program is supported by our Revolver and the total amount of CP which may be issued is reduced by the amount of any outstanding borrowings under our Revolver.

At December 31, 2019, the Company had no borrowings outstanding of CP, $0.7 million of letters of credit outstanding and no borrowings outstanding under the Revolver. At December 31, 2019, a total of $1.10 billion was available under the Revolver.

At December 31, 2019, approximately 91% of our debt was fixed rate and 9% was variable rate. Our variable-rate debt consists of the Floating Rate Notes. The interest rate resets periodically, based on the terms of the respective financing arrangement. At December 31, 2019, the interest rate on our variable-rate debt was 2.8%.

In December 2019, we amended our $225.0 million receivables funding facility (the “Receivables Facility”) to extend the maturity to December 2022. In the fourth quarter of 2017, Equifax entered into the Receivables Facility which had an original maturity in 2019 and was amended in November 2018 to extend the maturity to November 2020. Under the Receivables Facility, Equifax and certain of its U.S. subsidiaries sell the eligible third-party receivables of its U.S. based business, to Equifax Receivables Funding LLC, a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in these accounts receivable to investors. The investors have no recourse to the Company’s other assets except for customary repurchase, warranty and indemnity claims. Creditors of Equifax do not have recourse to the assets of Equifax Receivables Funding LLC.

Debt Covenants.  A downgrade in credit ratings would increase the cost of borrowings under our CP program and Revolver, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. The outstanding indentures and comparable instruments contain customary covenants including, for example, limits on mortgages, liens and sale/leaseback transactions. In addition, the Revolver requires us to maintain a maximum leverage ratio of not more than 3.5 to 1.0. As permitted under the terms of the Revolver, we made the election to increase the covenant to 4.0 to 1.0, effective for four consecutive quarters, beginning in the second quarter of 2019 and continuing through the first quarter of 2020. None of these covenants are considered restrictive to our operations and, as of December 31, 2019, the Company was in compliance with all of our debt covenants.

The Company does not have any credit rating triggers that would accelerate the maturity of a material amount of the outstanding debt; however, the 2.3% senior notes due 2021, 3.6% senior notes due 2021, the Floating Rate Notes, 3.3% senior notes due 2022, 3.95% senior notes due 2023, 2.6% senior notes due 2024, 3.25% senior notes due 2026, and 7.0% senior notes due 2037 (together, the “Senior Notes”) contain change in control provisions. If the Company experiences a change of control or publicly announces the Company’s intention to effect a change of control and the rating on the Senior Notes is lowered by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) below an investment grade rating within 60 days of such change of control or notice thereof, then the Company will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.

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

Long-term ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be “investment grade.” At December 31, 2019, the long-term ratings for our obligations were BBB with a negative outlook for S&P and Baa1 with a negative outlook for Moody’s. A downgrade in our credit rating would increase the cost of borrowings under our CP program and Revolver, and could limit, or in the case of a significant downgrade, preclude our ability to issue CP. If our credit ratings were to decline to lower levels, we could experience increases in the interest cost for any new debt. In addition, the market’s demand for, and thus our ability to readily issue, new debt could become further affected by the economic and credit market environment. These ratings are subject to change as events and circumstances change.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in this report.

Equity Transactions

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In millions)
Treasury stock purchases	$—	$—	$(77.1)	$—	$77.1
Dividends paid to Equifax shareholders	$(188.7)	$(187.9)	$(187.4)	$(0.8)	$(0.5)
Dividends paid to noncontrolling interests	$(6.6)	$(10.3)	$(8.4)	$3.7	$(1.9)
Proceeds from exercise of stock options	$22.3	$11.8	$19.2	$10.5	$(7.4)
Purchase of redeemable noncontrolling interests	$—	$(30.9)	$(2.6)	$30.9	$(28.3)

Sources and uses of cash related to equity during the twelve months ended December 31, 2019, 2018 and 2017 were as follows:

•We did not repurchase any shares in 2019 and 2018. Under share repurchase programs authorized by our Board of Directors, we repurchased 0.5 million common shares during the twelve months ended December 31, 2017, for $77.1 million, at an average price per common share of $143.88. As of December 31, 2019, under the existing board authorization, the Company is approved for additional stock repurchases of $590.1 million.

•During the twelve months ended December 31, 2019, 2018 and 2017, we paid cash dividends to Equifax shareholders of $188.7 million, $187.9 million and $187.4 million, respectively, at $1.56 per share for 2019, 2018 and 2017.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2019. The table excludes commitments that are contingent based on events or factors uncertain at this time. Some of the excluded commitments are discussed below the footnotes to the table.

	Payments due by
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
	(In millions)
Debt (including capitalized lease obligation) (1)	$3,403.1	$3.1	$1,600.0	$1,150.0	$650.0
Operating leases (2)	138.4	29.6	48.0	32.2	28.6
Data processing, outsourcing agreements and other purchase obligations (3)	322.7	113.1	139.0	60.6	10.0
Other long-term liabilities (4) (5)	156.5	14.6	24.7	21.2	96.0
Interest payments (6)	686.3	119.8	189.9	115.0	261.6
	$4,707.0	$280.2	$2,001.6	$1,379.0	$1,046.2

(1)The amounts are gross of unamortized discounts totaling $20.5 million at December 31, 2019. Total debt on our Consolidated Balance Sheets is net of the unamortized discounts and fair value adjustments. There were no fair value adjustments to our debt at December 31, 2019.

(2)Our operating lease obligations principally involve office space and equipment.

(3)These agreements primarily represent our minimum contractual obligations for services that we outsource associated with our computer data processing operations and related functions, and certain administrative functions. These agreements expire between 2020 and 2026.

(4)These long-term liabilities primarily relate to obligations associated with certain pension, postretirement and other compensation-related plans, some of which are discounted in accordance with U.S. generally accepted accounting principles, or GAAP. We made certain assumptions about the timing of such future payments. In the table above, we have not included amounts related to future pension plan obligations, as such required funding amounts beyond 2019 have not been deemed necessary due to our current expectations regarding future plan asset performance.

(5)This table excludes $24.6 million of unrecognized tax benefits, including interest and penalties, as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.

(6)For future interest payments on variable-rate debt, which bears a rate equal to three-month LIBOR on the interest determination date plus 0.87% per annum, we used the variable rate in effect at December 31, 2019 to calculate these payments. Our outstanding variable rate debt at December 31, 2019 consisted of the Floating Rate Notes. The variable rate at December 31, 2019 was 2.8%. Future interest payments may be different depending on future borrowing activity and interest rates.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet financing activities.

Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $156.4 million as of December 31, 2019 and 2018 to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized on the Company’s Consolidated Balance Sheets as all risks and rewards related to the assets remain with the Company.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance and surety bonds and standby letters of credit was not material at December 31, 2019, and generally have a remaining maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2019.

Benefit Plans

We sponsor a qualified defined benefit retirement plan, the U.S. Retirement Income Plan (“USRIP”), that covers approximately 11% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was closed to new participation at December 31, 2008. This plan also covers retirees as well as certain terminated but vested individuals not yet in retirement status. We also sponsor a retirement plan with both defined benefit and defined contribution components that cover most salaried and hourly employees in Canada, the Canadian Retirement Income Plan (“CRIP”); the defined benefit component was also closed to new hires on October 1, 2011.

During the twelve months ended December 31, 2019, we made no voluntary contributions to the USRIP and made contributions of $0.2 million to the CRIP. During the twelve months ended December 31, 2018, we made voluntary contributions of $30.0 million to the USRIP and made contributions of $0.4 million to the CRIP. At December 31, 2019, the USRIP met or exceeded ERISA’s minimum funding requirements. In the future, we will make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our credit facilities.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period, either of which may have a material impact on the presentation of our Consolidated Balance Sheets, Statements of (Loss) Income, and Statements of Comprehensive (Loss) Income. We also have other significant accounting policies which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information about these policies, see Note 1 of the Notes to Consolidated Financial Statements in this report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

In accordance with ASC 606, “Revenue from Contracts with Customers,” we recognize revenue when a performance obligation has been satisfied by transferring a promised good or service to a customer and the customer obtains control of the good or service. In order to recognize revenue, we note that the two parties must have an agreement that creates enforceable rights, the performance obligations must be distinct and the transaction price can be determined. Our revenue is derived from the provision of information services to our customers on a transactional basis, in which distinct services are delivered over time as the customer simultaneously receives and consumes the benefits of the services delivered. To measure our performance over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenue on transactional contracts with a defined price but an undefined quantity is recognized utilizing the right to invoice expedient resulting in revenue being recognized when the service is provided and billed. Additionally, multi-year contracts with defined pricing but an undefined quantity that utilize tier pricing would be defined as a series of distinct performance obligations satisfied over time utilizing the same method of measurement, the output method, with no rights of return once consumed. This measurement method is applied on a monthly basis resulting in revenue being recognized when the service is provided and billed.

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

In certain instances within our debt collections and recovery management services in our International operating segment and certain tax management services within our Workforce Solutions operating segment, variable consideration is constrained due to the fact that the revenue is contingent on a particular outcome. Within our debt collections and recovery management businesses, revenue is calculated as a percentage of debt collected on behalf of the customer and, as such, is primarily recognized when the debt is collected assuming all other revenue recognition criteria are met. Within our Workforce Solutions operating segment, the fees for certain of our tax credits and incentives revenue are based on a percentage of the credit delivered to our clients. Revenue for these arrangements is recognized based on the achievement of milestones, upon calculation of the credit, approval from a regulatory agency or when the credit is utilized by our client, depending on the provisions of the client contract.

Certain costs incurred prior to the satisfaction of a performance obligation are deferred as contract costs and are amortized on a systematic basis consistent with the pattern of transfer of the related goods and services. These costs generally consist of labor costs directly relating to the implementation and setup of the contract.

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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of December 31, 2019, the contract asset balance was $8.1 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. Deferred revenue is recognized when we have an obligation to transfer goods or services to a customer and have already received consideration from the customer. We generally expect to recognize our deferred revenue as revenue within twelve months of being recorded based on the terms of the contracts.

Goodwill and Indefinite-Lived Intangible Assets

We review goodwill and indefinite lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have seven reporting units comprised of USIS

(which includes Online Information Solutions, Mortgage Solutions and Financial Marketing Services), Asia Pacific, Europe, Latin America, Canada, Global Consumer Solutions (“GCS”), and Equifax Workforce Solutions (which includes Verification Services and Employer Services).

The goodwill balance at December 31, 2019, for our seven reporting units was as follows:

December 31, 2019
(In millions)
U.S. Information Solutions	1,280.7
Asia Pacific	1,394.0
Europe	159.0
Latin America	224.3
Canada	51.9
Global Consumer Solutions	188.0
Workforce Solutions	1,010.4
Total goodwill	$4,308.3

Valuation Techniques

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

In the third quarter of 2017, we announced a cybersecurity incident potentially impacting U.S., Canadian and U.K. consumers. As a result of the 2017 cybersecurity incident, we were subject to a significant number of proceedings and investigations as described in “Item 3. Legal Proceedings” in this Form 10-K. We recorded expenses, net of insurance recoveries, of $800.9 million in other current liabilities and selling, general, and administrative expenses in our Consolidated Balance Sheets and Statements of (Loss) Income, respectively, as of and for the twelve months ended December 31, 2019, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described in “Item 3. Legal Proceedings” in this Form 10-K based on a number of factors, such as the various stages of these proceedings and investigations, including matters on appeal, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The ultimate amount paid on these actions, claims and investigations in excess of the amount already accrued could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

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

We also use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We review our uncertain tax positions and adjust our unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our unrecognized tax benefits may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash. At December 31, 2019, $24.6 million was recorded for uncertain tax benefits, including interest and penalties, of which it is reasonably possible that up to $5.0 million of our unrecognized tax benefit may change within the next twelve months.

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

During 2019, we adopted the new Pri-2012 mortality tables and MP-2019 mortality improvement projection scale in determining the liability for the U.S. plans. The updated mortality tables and projection scale, partially offset the decrease in the discount rates in 2019, the net of which resulted in the increase in the projected benefit obligation as of December 31, 2019.

During 2018, we adopted the new MP-2018 mortality improvement projection scale in determining the liability for the U.S. plans. This updated scale, along with the change in the discount rates, contributed to a decrease in the projected benefit obligation as of December 31, 2018.

During 2017, we adopted the new MP-2017 mortality improvement projection scale in determining the liability for the U.S. plans. This updated scale partially offset the decrease in the discount rates in 2017, the net of which resulted in the increase in the projected benefit obligation as of December 31, 2017.

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

In 2019, the Compensation Committee of the Board of Directors approved the termination of the plan. The CRIP will be frozen effective December 31, 2020 at which date all active members accruing defined benefits shall cease such accruals. The obligation is expected to be settled in 2022 with lump sum distributions and an annuity purchase.

The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In 2019, our U.S. pension plan investment earned 21.4%, which was above the expected return of 6.7%. The expected return for the USRIP for 2020 is 6.5% following asset allocation changes that resulted in higher allocation to fixed income securities. The CRIP investment earned 12.7% in 2019 versus the expected return of 6.0%. The expected return for the CRIP for 2020 is 6.0%. Our weighted-average expected rate of return for both plans for 2019 is 6.46% which is consistent with the 2019 expected rate.

Annual differences, if any, between the expected and actual returns on plan assets are included in unrecognized net actuarial gain or loss, a component of other comprehensive income. In calculating the annual amortization of the unrecognized net actuarial gain or loss, we use a market-related value of assets that smooths actual investment gains and losses on plan assets over a period up to five years. The resulting unrecognized net actuarial gain or loss amount is recognized in net periodic pension expense over the average remaining life expectancy of the participant group since almost all participants are inactive. The market-related value of our assets was $563.7 million at December 31, 2019. We do not expect our 2020 net periodic benefit cost, which includes the effect of the market-related value of assets, to be materially different than our 2019 cost. See Note 9 of the Notes to the Consolidated Financial Statements for details on changes in the pension benefit obligation and the fair value of plan assets.

Effect if actual results differ from assumptions — We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that are used in our actuarial valuations. Adjusting our weighted-average expected long-term rate of return (6.46% at December 31, 2019) by 50 basis points would change our estimated pension expense in 2019 by approximately $2.8 million. Adjusting our weighted-average discount rate (4.39% at December 31, 2019) by 50 basis points would change our estimated pension expense in 2019 by approximately $1.1 million. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in pension expense, pension liability or unrecognized prior service cost and actuarial gains (losses) that could be material.

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

We are required to translate, or express in U.S. dollars, the assets and liabilities of our foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on our Consolidated Balance Sheets and income statement items of our foreign subsidiaries at the average rates prevailing during the year. We record the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature within other comprehensive income, as a component of our shareholders’ equity. Foreign currency transaction gains and losses, which have historically been immaterial, are recorded on our Consolidated Statements of (Loss) Income. We generally do not mitigate the risks associated with fluctuating exchange rates, although we may from time to time through forward contracts or other derivative instruments hedge a portion of our translational foreign currency exposure or exchange rate risks associated with material transactions which are denominated in a foreign currency.

For the year ended December 31, 2019, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2019 would have increased our revenue by $54.8 million and our pre-tax operating profit by $10.2 million. For the year ended December 31, 2018, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2018 would have increased our revenue by $55.9 million and our pre-tax operating profit by $10.7 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2019 and 2018.

On average across our mix of international businesses, foreign currencies at December 31, 2019 were weaker against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2019. As a result, if foreign exchange rates were unchanged throughout 2020, foreign exchange translation would reduce growth as reported in U.S. dollars. As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2020, and rates could go either higher or lower.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate commercial paper, Revolver, and Floating Rate Notes borrowings. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and floating-rate debt, and the average life and scheduled maturities of our debt. At December 31, 2019, our weighted average cost of debt was 3.8% and weighted-average life of debt was 4.54 years. At December 31, 2019, 91% of our debt was fixed rate, and the remaining 9% was variable rate. Occasionally we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2019 interest expense by $3.0 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	59
Report of Independent Registered Public Accounting Firm	60
Consolidated Statements of (Loss) Income for each of the three years in the period ended December 31, 2019	63
Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended December 31, 2019	64
Consolidated Balance Sheets at December 31, 2019 and 2018	65
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019	66
Consolidated Statements of Shareholders’ Equity and Other Comprehensive (Loss) Income for each of the three years in the period ended December 31, 2019	67
Notes to Consolidated Financial Statements	69

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Equifax Inc.

Opinion on Internal Control over Financial Reporting

We have audited Equifax Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (the COSO criteria). In our opinion, Equifax Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of (loss) income, comprehensive (loss) income, cash flows, and shareholders’ equity and other comprehensive income (loss) for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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
February 20, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Equifax Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Equifax Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of (loss) income, comprehensive income (loss), cash flows, and shareholders’ equity and other comprehensive income (loss) for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Loss Contingencies, related to the 2017 cybersecurity incident
Description of the Matter	As described in Note 6 to the consolidated financial statements, following the 2017 cybersecurity incident, hundreds of class action and other lawsuits were filed against the Company alleging harm from the 2017 cybersecurity incident. These actions sought various remedies including monetary and injunctive relief. The Company was also subject to investigations and inquiries by federal, state and foreign governmental regulatory agencies and officials. Many of these lawsuits and government investigations have progressed such that they have been settled and paid or settlement agreements have been reached but are subject to finalization or appeal. However, other matters remain unresolved. Based on the progression of these matters, the Company believes it is probable that they will incur losses associated with matters where settlement agreements have been reached but are subject to finalization or appeal and the amounts accrued to date represent management’s best estimate of the liability related to these matters. Management has concluded that it is reasonably possible that losses exceeding the amounts accrued may be incurred but that it is not possible at this time to estimate those amounts. For the other matters that remain unresolved, management has disclosed that a loss is reasonably possible but cannot be estimated at this time.

Auditing management’s accounting for and disclosure of loss contingencies related to the 2017 cybersecurity regulatory and legal matters required significant judgment given the progression of the status of these matters throughout 2019 and management’s use of estimates when recording its best estimate of the related liability and determining the related disclosures.

How We Addressed the Matter in Our Audit	We identified and tested controls over the identification and evaluation of the Company’s regulatory and legal matters related to the 2017 cybersecurity incident as well as management’s assessment of and evaluation of whether the likelihood of loss relating to those matters was either probable or reasonably possible and whether a loss or range of loss was estimable based on the progression of the matters during 2019. To evaluate the Company’s conclusions, we utilized the involvement of more experienced members of the audit team and attended the Company’s legal meetings with senior management and outside counsel to observe and analyze, among other things, their evaluation of the status of these matters. In order to evaluate management’s accounting evaluation with regard to the status of these matters, we read the minutes of the meetings of the committees of the board of directors, read summaries of the proceedings and related key correspondence with the representatives of the plaintiffs, U.S. federal and state and foreign regulatory agencies, requested and received internal and external legal counsel confirmation letters, and obtained representations from the Company with respect to their conclusions. In order to test the reasonableness of the best estimates recorded by the Company, we performed a search for both corroborating and new or contrary evidence for inputs utilized in the estimates and evaluated the development of the Company’s legal matters through the date of our opinion. We also assessed the disclosures related to these contingencies in Note 6 to the consolidated financial statements.

Goodwill impairment test for the Asia Pacific reporting unit
Description of the Matter	At December 31, 2019, the Company’s goodwill was $4.3 billion and the goodwill attributed to the Asia Pacific reporting unit was $1.39 billion. As discussed in Note 4 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. The Company determined that a quantitative impairment test was required for the Asia Pacific reporting unit, therefore the Company determined the relative fair value of this reporting unit as of September 30, 2019, the annual goodwill impairment testing date.

In relation to the limited excess fair value of the net assets of the Asia Pacific reporting unit versus the carrying value of the net assets of the reporting unit, auditing management’s annual goodwill impairment test for the Asia Pacific reporting unit required judgment due to the estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as the revenue growth rate, projected operating margin, terminal value, and weighted average cost of capital, which are affected by expectations about future market or economic conditions and the economic performance of the Asia Pacific reporting unit.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to quantitatively test the Company’s Asia Pacific reporting unit’s goodwill balance for impairment including among others, controls related to management’s review of the significant assumptions described above and the resulting relative fair value for Asia Pacific reporting unit.

To test the estimated fair value of the Asia Pacific reporting unit used in the annual goodwill impairment test, we performed audit procedures that included, among others, assessing the methodologies used to determine the fair value of the Asia Pacific reporting unit, testing the significant assumptions discussed above and testing the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to historical results, current industry and economic trends, changes to the Company’s business model, customer base or product mix and other relevant factors. We also evaluated any identified contrary evidence, assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we utilized more experienced members of the audit team and involved our internal valuation specialists to assist in the evaluation and testing of the significant valuation assumptions discussed above, utilized within the quantitative model.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia
February 20, 2020

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Twelve Months Ended December 31,
	2019	2018	2017
(In millions, except per share amounts)
Operating revenue	$3,507.6	$3,412.1	$3,362.2
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	1,521.7	1,440.4	1,210.7
Selling, general and administrative expenses	1,990.2	1,213.3	1,032.0
Depreciation and amortization	331.1	310.4	287.8
Total operating expenses	3,843.0	2,964.1	2,530.5
Operating (loss) income	(335.4)	448.0	831.7
Interest expense	(111.7)	(103.5)	(92.8)
Other income, net	14.1	11.8	7.7
Consolidated (loss) income before income taxes	(433.0)	356.3	746.6
Benefit (provision) for income taxes	40.2	(50.0)	(148.6)
Consolidated net (loss) income	(392.8)	306.3	598.0
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(6.0)	(6.5)	(10.7)
Net (loss) income attributable to Equifax	$(398.8)	$299.8	$587.3
Basic earnings per common share:
Net (loss) income attributable to Equifax	$(3.30)	$2.49	$4.89
Weighted-average shares used in computing basic earnings per share	120.9	120.4	120.1
Diluted earnings per common share:
Net (loss) income attributable to Equifax	$(3.27)	$2.47	$4.83
Weighted-average shares used in computing diluted earnings per share	122.0	121.4	121.5
Dividends per common share	$1.56	$1.56	$1.56

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Twelve Months Ended December 31,
	2019			2018			2017
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net (loss) income	$(398.8)	$6.0	$(392.8)	$299.8	$6.5	$306.3	$587.3	$10.7	$598.0
Other comprehensive (loss) income:
Foreign currency translation adjustment	(24.4)	(0.5)	(24.9)	(224.7)	5.8	(218.9)	158.7	3.3	162.0
Change in unrecognized prior service cost and actuarial gains (losses) related to our pension and other postretirement benefit plans, net	19.0	—	19.0	10.4	—	10.4	8.4	—	8.4
Change in cumulative gain (loss) from cash flow hedging transactions, net	0.1	—	0.1	—	—	—	(0.2)	—	(0.2)
Comprehensive (loss) income	$(404.1)	$5.5	$(398.6)	$85.5	$12.3	$97.8	$754.2	$14.0	$768.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$401.3	$223.6
Trade accounts receivable, net of allowance for doubtful accounts of $11.2 and $10.9 at December 31, 2019 and 2018, respectively	532.1	469.1
Prepaid expenses	88.1	100.0
Other current assets	187.9	109.6
Total current assets	1,209.4	902.3
Property and equipment:
Capitalized internal-use software and system costs	979.4	684.1
Data processing equipment and furniture	325.1	344.6
Land, buildings and improvements	236.3	216.1
Total property and equipment	1,540.8	1,244.8
Less accumulated depreciation and amortization	(593.2)	(480.0)
Total property and equipment, net	947.6	764.8

Goodwill	4,308.3	4,129.7
Indefinite-lived intangible assets	94.9	94.8
Purchased intangible assets, net	1,044.6	1,099.2
Other assets, net	304.2	162.4
Total assets	$7,909.0	$7,153.2
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.1	$4.9
Accounts payable	148.3	175.7
Accrued expenses	163.5	213.2
Accrued salaries and bonuses	156.1	131.0
Deferred revenue	104.0	98.0
Other current liabilities	784.1	204.0
Total current liabilities	1,359.1	826.8
Long-term debt	3,379.5	2,630.6
Deferred income tax liabilities, net	248.0	316.2
Long-term pension and other postretirement benefit liabilities	118.9	139.3
Other long-term liabilities	180.6	84.6
Total liabilities	5,286.1	3,997.5
Commitments and Contingencies (see Note 6)
Equifax shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at December 31, 2019 and 2018; Outstanding shares -121.2 and 120.6 at December 31, 2019 and 2018, respectively	236.6	236.6
Paid-in capital	1,405.1	1,356.6
Retained earnings	4,131.8	4,717.8
Accumulated other comprehensive loss	(631.6)	(626.3)
Treasury stock, at cost, 67.5 shares and 68.1 shares at December 31, 2019 and 2018, respectively	(2,557.4)	(2,571.0)
Stock held by employee benefits trusts, at cost, 0.6 shares at December 31, 2019 and 2018, respectively	(5.9)	(5.9)
Total Equifax shareholders’ equity	2,578.6	3,107.8
Noncontrolling interests including redeemable noncontrolling interests	44.3	47.9
Total shareholders’ equity	2,622.9	3,155.7
Total liabilities and equity	$7,909.0	$7,153.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2019	2018	2017
(In millions)
Operating activities:
Consolidated net (loss) income	$(392.8)	$306.3	$598.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	337.3	315.9	290.9
Stock-based compensation expense	49.7	42.5	38.3
Deferred income taxes	(87.2)	(2.3)	(44.1)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(61.3)	(37.4)	(1.3)
Other assets, current and long-term	(78.8)	(15.4)	(120.1)
Current and long-term liabilities, excluding debt	546.9	62.6	54.3
Cash provided by operating activities	313.8	672.2	816.0
Investing activities:
Capital expenditures	(399.6)	(321.9)	(218.2)
Acquisitions, net of cash acquired	(272.9)	(138.3)	(139.9)
Cash received from sale of asset	—	5.6	8.6
Investment in unconsolidated affiliates, net	(25.0)	(6.9)	—
Cash used in investing activities	(697.5)	(461.5)	(349.5)
Financing activities:
Net short-term (repayments) borrowings	(1.8)	(959.2)	252.4
Payments on long-term debt	(250.0)	(100.0)	(322.5)
Proceeds from issuance of long-term debt	998.3	994.5	100.0
Treasury stock purchases	—	—	(77.1)
Dividends paid to Equifax shareholders	(188.7)	(187.9)	(187.4)
Dividends paid to noncontrolling interests	(6.6)	(10.3)	(8.4)
Proceeds from exercise of stock options	22.3	11.8	19.2
Payment of taxes related to settlement of equity awards	(10.5)	(19.7)	(33.5)
Payment of contingent consideration	—	(1.5)	(3.5)
Purchase of redeemable noncontrolling interests	—	(30.9)	(2.6)
Debt issuance costs	(5.1)	(7.8)	(0.3)
Cash provided by (used in) financing activities	557.9	(311.0)	(263.7)
Effect of foreign currency exchange rates on cash and cash equivalents	3.5	(12.5)	4.3
Increase (decrease) in cash and cash equivalents	177.7	(112.8)	207.1
Cash and cash equivalents, beginning of period	223.6	336.4	129.3
Cash and cash equivalents, end of period	$401.3	$223.6	$336.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE (LOSS) INCOME

	Equifax Shareholders
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Stock Held By Employee Benefits Trusts	Noncontrolling Interests	Total Shareholders’ Equity
	Shares Outstanding	Amount
	(In millions, except per share values)
Balance, December 31, 2016	119.9	$236.6	$1,313.3	$4,153.2	$(528.9)	$(2,505.6)	$(5.9)	$58.6	$2,721.3
Net income	—	—	—	587.3	—	—	—	10.7	598.0
Other comprehensive income	—	—	—	—	166.9	—	—	3.3	170.2
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.7	—	(18.8)	—	—	5.1	—	—	(13.7)
Impact of Tax Cuts and Job Acts of 2017	—	—	—	50.0	(50.0)	—	—	—	—
Treasury stock purchased under share repurchase program ($76.55 per share)	(0.5)	—	—	—	—	(77.1)	—	—	(77.1)
Cash dividends ($1.56 per share)	—	—	—	(188.3)	—	—	—	—	(188.3)
Dividends paid to employee benefits trusts	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation expense	—	—	38.3	—	—	—	—	—	38.3
Redeemable noncontrolling interest adjustment	—	—	—	(1.5)	—	—	—	1.5	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(8.4)	(8.4)
Purchase of noncontrolling interests	—	—	(1.0)	—	—	—	—	(1.6)	(2.6)
Other	—	—	—	(0.1)	—	—	—	0.5	0.4
Balance, December 31, 2017	120.1	236.6	1,332.7	4,600.6	(412.0)	(2,577.6)	(5.9)	64.6	3,239.0
Net income	—	—	—	299.8	—	—	—	6.5	306.3
Other comprehensive (loss) income	—	—	—	—	(207.3)	—	—	5.8	(201.5)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.5	—	(14.0)	—	—	6.6	—	—	(7.4)
Cash dividends ($1.56 per share)	—	—	—	(188.8)	—	—	—	—	(188.8)
Dividends paid to employee benefits trusts	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation expense	—	—	42.5	—	—	—	—	—	42.5
Cumulative adjustment from change in accounting principle	—	—	—	4.2	—	—	—	—	4.2
Redeemable noncontrolling interest adjustment	—	—	—	2.0	—	—	—	(2.0)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(10.3)	(10.3)
Purchase of noncontrolling interests	—	—	(5.5)	—	(7.0)	—	—	(16.7)	(29.2)
Balance, December 31, 2018	120.6	236.6	1,356.6	4,717.8	(626.3)	(2,571.0)	(5.9)	47.9	3,155.7
Net (loss) income	—	—	—	(398.8)	—	—	—	6.0	(392.8)
Other comprehensive (loss) income	—	—	—	—	(5.3)	—	—	(0.5)	(5.8)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.6	—	(2.1)	—	—	13.6	—	—	11.5
Cash dividends ($1.56 per share)	—	—	—	(189.6)	—	—	—	—	(189.6)
Dividends paid to employee benefits trusts	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation expense	—	—	49.7	—	—	—	—	—	49.7
Redeemable noncontrolling interest adjustment	—	—	—	2.4	—	—	—	(2.5)	(0.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(6.6)	(6.6)
Balance, December 31, 2019	121.2	$236.6	$1,405.1	$4,131.8	$(631.6)	$(2,557.4)	$(5.9)	$44.3	$2,622.9
*At December 31, 2019, $590.1 million was authorized for future repurchases of our common stock.
 See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2019	2018	2017
	(In millions)
Foreign currency translation	$(352.4)	$(328.0)	$(103.3)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $88.4, $93.1 and $95.6 in 2019, 2018 and 2017, respectively	(278.1)	(297.1)	(257.5)
Cash flow hedging transactions, net of tax of $0.7 in 2019, 2018 and 2017, respectively	(1.1)	(1.2)	(1.2)
Impact of Tax Cuts and Jobs Act of 2017	—	—	(50.0)
Accumulated other comprehensive loss	$(631.6)	$(626.3)	$(412.0)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2019, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates, have an investment in a consumer and commercial credit information company in Brazil and have an investment in an identity authentication company in Canada.

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

Segments.  We manage our business and report our financial results through the following four reportable segments, which are our operating segments:

•U.S. Information Solutions, or USIS

•Workforce Solutions

•International

•Global Consumer Solutions

USIS is our largest reportable segment, with 37% of total operating revenue for 2019. Our most significant foreign operations are located in Australia, the U.K. and Canada.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

Revenue Recognition and Deferred Revenue.  In accordance with ASC 606, “Revenue from Contracts with Customers,” we recognize revenue when a performance obligation has been satisfied by transferring a promised good or service to a customer and the customer obtains control of the good or service. In order to recognize revenue, we note that the two parties must have an agreement that creates enforceable rights, the performance obligations must be distinct and the transaction price can be determined. Our revenue is derived from the provision of information services to our customers on a transactional basis, in which distinct services are delivered over time as the customer simultaneously receives and consumes the benefits of the services delivered. To measure our performance over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenue on transactional contracts with a defined price but an undefined quantity is recognized utilizing the right to invoice expedient resulting in revenue being recognized when the service is provided and billed. Additionally, multi-year contracts with defined pricing but an undefined quantity that utilize tier pricing would be defined as a series of distinct performance obligations satisfied over time utilizing the same method of measurement, the output method, with no rights of return once consumed. This measurement method is applied on a monthly basis resulting in revenue being recognized when the service is provided and billed.

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

In certain instances within our debt collections and recovery management services in our International operating segment and certain tax management services within our Workforce Solutions operating segment, variable consideration is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
constrained due to the fact that the revenue is contingent on a particular outcome. Within our debt collections and recovery management businesses, revenue is calculated as a percentage of debt collected on behalf of the customer and, as such, is primarily recognized when the debt is collected assuming all other revenue recognition criteria are met. Within our Workforce Solutions operating segment, the fees for certain of our tax credits and incentives revenue are based on a percentage of the credit delivered to our clients. Revenue for these arrangements is recognized based on the achievement of milestones, upon calculation of the credit, approval from a regulatory agency or when the credit is utilized by our client, depending on the provisions of the client contract.

Certain costs incurred prior to the satisfaction of a performance obligation are deferred as contract costs and are amortized on a systematic basis consistent with the pattern of transfer of the related goods and services. These costs generally consist of labor costs directly relating to the implementation and setup of the contract.

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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of December 31, 2019, the contract asset balance was $8.1 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. Deferred revenue is recognized when we have an obligation to transfer goods or services to a customer and have already received consideration from the customer. We generally expect to recognize our deferred revenue as revenue within twelve months of being recorded based on the terms of the contracts.

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than 1 year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of December 31, 2019, inclusive of the foreign exchange impact:

Performance Obligation	Balance
(In millions)
Less than 1 year	$30.7
1 to 3 years	41.1
3 to 5 years	23.8
Thereafter	47.0
Total remaining performance obligation	$142.6

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

Advertising.  Advertising costs, which are expensed as incurred, totaled $51.9 million, $43.1 million and $54.6 million during 2019, 2018 and 2017, respectively.

Stock-Based Compensation.  We recognize the cost of stock-based payment transactions in the financial statements over the period services are rendered according to the fair value of the stock-based awards issued. All of our stock-based awards, which are stock options and nonvested stock, are classified as equity instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

We record tax benefits for positions that we believe are more likely than not of being sustained under audit examinations. We assess the potential outcome of such examinations to determine the adequacy of our income tax accruals. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of (Loss) Income. We adjust our income tax provision during the period in which we determine that the actual results of the examinations may differ from our estimates or when statutory terms expire. Changes in tax laws and rates are reflected in our income tax provision in the period in which they are enacted.

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

	Twelve Months Ended December 31,
	2019	2018	2017
	(In millions)
Weighted-average shares outstanding (basic)	120.9	120.4	120.1
Effect of dilutive securities:
Stock options and restricted stock units	1.1	1.0	1.4
Weighted-average shares outstanding (diluted)	122.0	121.4	121.5

For the twelve months ended December 31, 2019, 2018 and 2017, 1.1 million, 0.7 million and 0.3 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

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

The allowance for doubtful accounts for estimated losses on trade accounts receivable is based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in an adverse financial condition. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of (Loss) Income. Bad debt expense was $5.4 million, $5.6 million and $5.0 million during the twelve months ended December 31, 2019, 2018, and 2017, respectively.

Other Current Assets.  Other current assets on our Consolidated Balance Sheets include directors and officers liability insurance receivable for costs incurred to date related to the 2017 cybersecurity incident that are reimbursable and probable for recovery under our insurance coverage. As of December 31, 2019, this insurance receivable balance was approximately $112.4 million and we have accrued for the maximum remaining reimbursement amount allowed under the insurance policy. As of December 31, 2018 the Company had no insurance receivables outstanding. Other current assets also includes certain current tax receivable accounts. As of December 31, 2019 and 2018, these assets were approximately $35.6 million and $69.4 million, respectively. Additionally, other current assets include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of December 31, 2019 and 2018 these assets were approximately $29.3 million and $31.0 million, respectively, with fully offsetting balances in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Long-Lived Assets.  Property and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions is capitalized. Property and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives, which are generally three to ten years for data processing equipment and capitalized internal-use software and systems costs. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Buildings are depreciated over a forty-year period. Other fixed assets are depreciated over three to seven years. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized and included in income from operations on the Consolidated Statements of (Loss) Income, with the classification of any gain or loss dependent on the characteristics of the asset sold or retired.

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

Depreciation and amortization expense related to property and equipment was $191.0 million, $157.6 million and $115.6 million during the twelve months ended December 31, 2019, 2018, and 2017, respectively.

Industrial Revenue Bonds.  Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $156.4 million as of December 31, 2019 and 2018 to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

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

We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during the twelve months ended December 31, 2019, 2018 and 2017, and we determined that there was no impairment in any of these years.

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

Other Assets. Other assets on our Consolidated Balance Sheets primarily represents our investment in unconsolidated affiliates, the long-term portion of the Company’s operating lease right-of-use assets, assets related to life insurance policies covering certain officers of the Company, and employee benefit trust assets.

Equity Investment. We record our equity investments using the alternative measurement method of cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions as the fair value of the investments are not readily determinable. We monitor the status of our equity investments in order to determine if conditions exist or events and circumstances indicate that they may be impaired in that their carrying amount may exceed the fair value of the investments. Significant factors that are considered that could be indicative of an impairment include: changes in business strategy, market conditions, underperformance relative to historical or expected future operating results; and negative industry or economic trends. If potential indicators of impairment exist, we estimate the fair value of the investment using a combination

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of a discounted cash flow analysis and an evaluation of EBITDA and transaction multiples for comparable companies. If the carrying value of the investments exceed the estimated fair values, an impairment loss is recorded based on the amount by which the investment’s carrying amount exceeds its fair value. There were no indicators of impairment for 2019, 2018, or 2017.

Other Current Liabilities.  Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 6, interest expense, and accrued employee benefits. Other current liabilities includes accrued legal expense of $589.0 million and $51.3 million as of December 31, 2019 and 2018, respectively. The accrued legal balance primarily consists of $563.9 million accruals for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident that have not been paid as of December 31, 2019. There were no accruals for these losses as of December 31, 2018. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. These funds were approximately $29.3 million and $31.0 million as of December 31, 2019 and 2018, respectively. The associated assets are restricted as to their current use and will be released according to the specific customer agreements.

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

Foreign Currency Translation.  The functional currency of each of our foreign operating subsidiaries is that subsidiary’s local currency except for Argentina. Argentina has experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina has been deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we accounted for Argentina as a highly inflationary economy by remeasuring the peso denominated monetary assets and liabilities which resulted in the recognition of $1.0 million and $1.8 million of foreign currency losses that were recorded in other income, net in our Consolidated Statements of (Loss) Income for the twelve months ended December 31, 2019 and 2018, respectively.

Other than Argentina, we translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange and revenue and expenses at the monthly average rates during the year. We record the resulting translation adjustment in other comprehensive loss, included in accumulated other comprehensive loss, a component of shareholders’ equity. We also record gains and losses resulting from the translation of intercompany balances of a long-term investment nature in foreign currency translation in other comprehensive loss and accumulated other comprehensive loss. In the years ended December 31, 2019, 2018, and 2017, we recorded $3.0 million, $1.6 million and $0.5 million of foreign currency transaction losses in our Consolidated Statements of (Loss) Income, respectively.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of December 31, 2019 and 2018, the fair value of our long-term debt, including the current portion, based on observable inputs was $3.6 billion and $2.6 billion, respectively, compared to its carrying value of $3.4 billion and $2.6 billion, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets and Liabilities:
Deferred Compensation Plan Assets (1)	$40.1	$40.1	$—	$—
Deferred Compensation Plan Liability (1)	(40.1)	—	(40.1)	—
Total assets and liabilities	$—	$40.1	$(40.1)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. As disclosed in Note 3, we completed various acquisitions during the years ended December 31, 2019 and 2018. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in these acquisitions were estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. The fair value of the equity method investment assets acquired are estimated based on the market approach. Under the market approach, we estimate fair value based on market multiples of comparable companies.

Variable Interest Entities.  We hold interests in certain entities, including credit data, information solutions, debt collections and recovery management ventures and an identity authentication company, that are considered variable interest entities, or VIEs. These variable interests relate to ownership interests that require financial support for these entities. Our investments related to these VIEs totaled $28.8 million at December 31, 2019, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 6. We are not the primary beneficiary and are not required to consolidate any of these VIEs, with the exception of a debt collections and recovery management venture, for which we meet the consolidation criteria under ASC 810. In regards to that consolidated VIE, we have a 75% equity ownership interest and control of the activities that most significantly impact the VIE’s economic performance. The assets and liabilities of the VIE for which we are the primary beneficiary were not significant to the Company’s consolidated financial statements.

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

In July 2018, the FASB approved an additional optional transition method by allowing entities to initially apply the new lease standard at the adoption date. As of January 1, 2019, we adopted the standard using this optional transition method. The adoption of the standard did not have a material impact on our consolidated financial statements with the most significant impact being the recognition of right-of-use assets and lease liabilities for operating leases in other assets, net and other current and long-term liabilities, respectively, in our Consolidated Balance Sheets. We have applied the available package of practical expedients, as well as the election not to apply recognition and measurement requirements to short-term leases. We have implemented internal controls to enable preparation of financial information on adoption. See Note 12 for further details.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
2. REVENUE

Revenue Recognition. Based on the information management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Twelve Months Ended December 31,			Change		Change
				2019	2018	2018	2017
Consolidated Operating Revenue	2019	2018	2017	$	%	$	%
	(In millions)
Online Information Solutions	$924.1	$877.5	$889.6	$46.6	5%	$(12.1)	(1)%
Mortgage Solutions	136.9	153.6	$148.9	$(16.7)	(11)%	$4.7	3%
Financial Marketing Services	216.4	216.2	$224.2	$0.2	—%	$(8.0)	(4)%
Total U.S. Information Solutions	1,277.4	1,247.3	$1,262.7	$30.1	2%	$(15.4)	(1)%
Verification Services	700.1	567.0	501.5	133.1	23%	65.5	13%
Employer Services	249.6	259.8	262.7	(10.2)	(4)%	(2.9)	(1)%
Total Workforce Solutions	949.7	826.8	764.2	122.9	15%	62.6	8%
Asia Pacific	300.1	325.6	308.9	(25.5)	(8)%	16.7	5%
Europe	275.6	287.3	273.8	(11.7)	(4)%	13.5	5%
Latin America	190.5	206.6	213.6	(16.1)	(8)%	(7.0)	(3)%
Canada	154.4	146.7	136.0	7.7	5%	10.7	8%
Total International	920.6	966.2	932.3	(45.6)	(5)%	33.9	4%
Global Consumer Solutions	359.9	371.8	$403.0	$(11.9)	(3)%	$(31.2)	(8)%
Total operating revenue	$3,507.6	$3,412.1	$3,362.2	$95.5	3%	$49.9	1%

3. ACQUISITIONS AND INVESTMENTS

2019 Acquisitions and Investments. In April 2019, the Company completed the acquisition of 100% of Knowledge Works, Inc., d/b/a PayNet, Inc. (“PayNet”), a commercial data and analytics company, in our USIS and International segments to expand the Company’s product offerings. In 2019, the Company completed various acquisitions in our Workforce Solutions segment to expand the Company’s product offerings. The primary area of the purchase price that is not yet finalized is related to working capital for certain of the Workforce Solutions acquisitions. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

2018 Acquisitions and Investments. In July 2018, the Company completed the acquisition of 100% of DataX Ltd., a national specialty finance credit agency and alternative data provider, in our USIS segment. In 2018, the Company completed various acquisitions in our Workforce Solutions and International segments to expand the Company’s product offerings. We have completed the allocation of the purchase prices for the 2018 acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Price Allocation.  The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates during 2019 and 2018.

	December 31,
	2019	2018
	(In millions)
Cash	$5.5	$1.6
Accounts receivable and other current assets	5.5	4.4
Other assets	1.5	0.3
Identifiable intangible assets (1)	92.0	50.9
Goodwill (2)	197.4	89.3
Total assets acquired	301.9	146.5
Other current liabilities	(5.1)	(2.9)
Other liabilities	(18.4)	(3.8)
Non-controlling interest	—	(1.8)
Net assets acquired	$278.4	$138.0

(1)Identifiable intangible assets are further disaggregated in the following table.
(2)The goodwill related to PayNet is included in the USIS and International operating segments and the goodwill related to the other 2019 acquisitions is included in the Workforce Solutions operating segment. The goodwill related to PayNet is not tax deductible. The goodwill related to the Workforce Solutions acquisitions in 2019 is not deductible for tax purposes. The 2018 goodwill related to DataX Ltd. is included in the USIS operating segment and the goodwill related to the other 2018 acquisitions is included in the Workforce Solutions and International operating segments and is not deductible for tax purposes.

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

	December 31,
	2019		2018
Intangible asset category	Fair value	Weighted-average useful life	Fair value	Weighted-average useful life
	(in millions)	(in years)	(in millions)	(in years)
Customer relationships	$17.1	9.9	$16.5	9.0
Acquired software and technology	—	—	2.7	2.7
Purchased data files	68.6	6.9	30.2	11.3
Non-compete agreements	4.0	5.0	0.8	2.6
Trade names and other intangible assets	2.3	4.5	0.7	1.9
Total acquired intangibles	$92.0	7.3	$50.9	9.8

 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.  Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30 each year. The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with the Company’s methodology. Our annual impairment tests as of September 30, 2019, 2018 and 2017 resulted in no impairment of goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2019, we completed the acquisition of PayNet whose goodwill was allocated to the USIS and International operating segments, and various other acquisitions for which the acquired goodwill was allocated to the Workforce Solutions operating segment.

During 2018, we completed the acquisition of DataX Ltd. whose goodwill was allocated to the USIS operating segment and various other acquisitions for which the acquired goodwill was allocated to the Workforce Solutions and International operating segments.

Changes in the amount of goodwill for the twelve months ended December 31, 2019 and 2018, are as follows:

	U.S. Information Solutions	Workforce Solutions	International	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2017	$1,071.3	$952.1	$1,969.4	$191.2	$4,184.0
Acquisitions	57.7	17.1	14.5	—	89.3
Adjustments to initial purchase price allocation	(0.1)	1.0	1.3	(1.0)	1.2
Foreign currency translation	—	—	(140.5)	(4.3)	(144.8)
Balance, December 31, 2018	1,128.9	970.2	1,844.7	185.9	4,129.7
Acquisitions	153.7	40.1	2.1	—	195.9
Adjustments to initial purchase price allocation	(1.9)	0.1	3.1	—	1.3
Foreign currency translation	—	—	(20.7)	2.1	(18.6)
Balance, December 31, 2019	$1,280.7	$1,010.4	$1,829.2	$188.0	$4,308.3

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our 2019 annual impairment test completed during the third quarter of 2019 resulted in no impairment of indefinite-lived intangible assets.

Amount
(In millions)
Balance, December 31, 2017	$95.0
Foreign currency translation	(0.2)
Balance, December 31, 2018	$94.8
Foreign currency translation	0.1
Balance, December 31, 2019	$94.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchased Intangible Assets.  Purchased intangible assets, net, recorded on our Consolidated Balance Sheets at December 31, 2019 and 2018, are as follows:

	December 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$904.0	$(351.8)	$552.2	$911.4	$(298.7)	$612.7
Acquired software and technology	110.1	(84.0)	26.1	130.3	(84.1)	46.2
Customer relationships	673.0	(305.1)	367.9	693.1	(295.2)	397.9
Reacquired rights	—	—	—	73.3	(73.3)	—
Proprietary database	108.3	(20.9)	87.4	46.3	(12.5)	33.8
Non-compete agreements	7.8	(3.5)	4.3	3.8	(2.2)	1.6
Trade names and other intangible assets	17.3	(10.6)	6.7	18.7	(11.7)	7.0
Total definite-lived intangible assets	$1,820.5	$(775.9)	$1,044.6	$1,876.9	$(777.7)	$1,099.2

Amortization expense related to purchased intangible assets was $140.1 million, $152.8 million, and $172.2 million during the twelve months ended December 31, 2019, 2018, and 2017, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2019 is as follows:

Years ending December 31,	Amount
(In millions)
2020	$137.7
2021	120.6
2022	99.3
2023	98.0
2024	89.8
Thereafter	499.2
$1,044.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. DEBT

Debt outstanding at December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
	(In millions)

Commercial paper (“CP”)	$—	$—
Revolver	—	—
Notes, 2.30%, due June 2021	500.0	500.0
Notes, 3.60%, due Aug 2021	300.0	300.0
Notes, Floating Rate, due Aug 2021	300.0	300.0
Notes, 3.30%, due Dec 2022	500.0	500.0
Notes, 3.95%, due May 2023	400.0	400.0
Notes, 2.60%, due December 2024	750.0	—
Notes, 3.25%, due June 2026	275.0	275.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	3.1	4.9
Total debt	3,403.1	2,654.9
Less short-term debt and current maturities	(3.1)	(4.9)
Less unamortized discounts and debt issuance costs	(20.5)	(19.4)
Total long-term debt, net of discount	$3,379.5	$2,630.6

Scheduled future maturities of debt at December 31, 2019, are as follows:

Years ending December 31,	Amount
(In millions)
2020	$3.1
2021	1,100.0
2022	500.0
2023	400.0
2024	750.0
Thereafter	650.0
Total debt	$3,403.1

2.6% Senior Notes. On November 15, 2019, we issued $750.0 million aggregate principal amount of 2.6% five-year Senior Notes due 2024 (the “2024 Notes”) in an underwritten public offering. Interest on the 2024 Notes accrue at a rate of 2.6% per year and will be payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2020. The net proceeds of the sale of the notes were used to repay borrowings under our Receivables Facility and our CP program and for general corporate purposes. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2024 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

3.6%, 3.95%, and Floating Rate Senior Notes.  In May 2018, we issued $300.0 million aggregate principal amount of 3.6% Senior Notes due 2021 (the “2021 Notes”), $400.0 million aggregate principal amount of 3.95% Senior Notes due 2023 (the “2023 Notes”), and $300.0 million aggregate principal amount Floating Rate Notes due 2021 (the “Floating Rate Notes”) in an underwritten public offering. Interest on the 2021 Notes accrues from their date of issuance at a rate of 3.6% per year and is payable in cash semi-annually in arrears on February 15 and August 15 of each year and began on February 15, 2019. Interest on the 2023 Notes accrues from their date of issuance at a rate of 3.95% per year and is payable in cash semi-annually in arrears on June 15 and December 15 of each year and began on December 15, 2018. Interest on the Floating Rate Notes for a particular

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
interest period will be a rate equal to three-month LIBOR on the interest determination date plus 0.87% per annum and is payable in cash quarterly in arrears on February 15, May 15, August 15, and November 15 of each year and began on August 15, 2018. The net proceeds of the sale of the notes were used to repay borrowings under our Revolver, our prior $800.0 million three-year delayed draw term loan facility (“Term Loan”) and our CP program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2021 Notes, 2023 Notes and Floating Rate Notes are unsecured and rank equally with all of our unsecured and unsubordinated indebtedness.

Senior Credit Facility. In September 2018, the Company entered into a $1.10 billion five-year unsecured revolving credit facility with a group of financial institutions, which will mature in September 2023 (the “Revolver”). The Revolver replaced the Company’s previous $900 million unsecured revolving credit facility that was scheduled to mature in November 2020. Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.60 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. As of December 31, 2019, there were $0.7 million of letters of credit issued under the Revolver, no borrowings on the Revolver, and no commercial paper borrowings. Availability under the Revolver was $1.1 billion at December 31, 2019.

Under the Revolver, the Company must comply with various financial and non-financial covenants. The financial covenants require the Company to maintain a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA (as set forth in the applicable credit agreement) for the preceding four quarters, of not more than 3.5 to 1.0. The Company may, subject to the terms of the Revolver, increase the covenant by 0.5 (i.e. to 4.0 to 1.0) for a four consecutive fiscal quarter period following a material acquisition. As permitted under the terms of the Revolver, we made the election to increase the covenant to 4.0 to 1.0, effective for four consecutive quarters, beginning in the second quarter of 2019 and continuing through the first quarter of 2020. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, subsidiary debt, mergers, liquidations, asset dispositions, acquisitions, certain restricted payments, transactions with affiliates, certain accounting changes, restricting subsidiary dividends and distributions, hedging agreements, and certain government regulations. As of December 31, 2019, we were in compliance with our covenants under the Revolver. Our borrowings under these facilities, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

At December 31, 2019, interest was payable on borrowings under the Revolver at the base rate or London Interbank Offered Rate, or LIBOR, plus a specified margin. The Company is required to pay on a quarterly basis a commitment fee with respect to our Revolver, which is calculated based upon the amount of daily usage of the Revolver over the available aggregate lender commitments thereunder during the applicable quarterly period. Both the applicable interest rate and the commitment fee are subject to adjustment based on the Company’s debt ratings.

Commercial Paper Program.  In the second quarter of 2019, we increased our CP program to $1.1 billion. Our CP program has been established through the private placement of CP notes from time to time, in which borrowings bear interest at either a variable rate (based on LIBOR or other benchmarks) or a fixed rate, with the applicable rate and margin. Maturities of CP can range from overnight to 397 days. Because the CP program is backstopped by the Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding borrowings under our Revolver. At December 31, 2019, there were no CP notes outstanding.

Receivables Funding Facility. In December 2019, we amended our $225.0 million receivables funding facility (the “Receivables Facility”) to extend the maturity to December 2022. In the fourth quarter of 2017, Equifax entered into the Receivables Facility which had an original maturity in 2019 and was amended in November 2018 to extend the maturity to November 2020. Under the Receivables Facility, Equifax and certain of its U.S. subsidiaries sell the eligible third-party receivables of its U.S. based business, to Equifax Receivables Funding LLC, a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in these accounts receivable to investors. The investors have no recourse to the Company’s other assets except for customary repurchase, warranty and indemnity claims. Creditors of Equifax do not have recourse to the assets of Equifax Receivables Funding LLC. The Receivables Facility contains standard representations, warranties and covenants made by Equifax and its U.S. subsidiaries in connection with the sale of the receivables, and any repurchase, warranty or indemnity obligations of the U.S. subsidiaries in connection with the sale of the receivables (but no obligations of Equifax Receivables Funding LLC) are guaranteed by Equifax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no borrowings under the Receivables Facility at December 31, 2019. The Receivables Facility was supported by $221.7 million of accounts receivable as collateral at December 31, 2019 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

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

Interest is payable on borrowings under the Receivables Facility at the cost of funds plus a specified margin. The specified margin and the monthly unused fee, which we pay on the unused portion of the Receivables Facility, are subject to adjustment based on our debt ratings. The costs of the Receivables Facility are included in interest expense and were not material in 2019 and 2018.

2.3% and 3.25% Senior Notes.  On May 12, 2016, we issued $500.0 million principal amount of 2.3%, five-year senior notes and $275.0 million principal amount of 3.25%, ten-year senior notes in an underwritten public offering. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2016. The net proceeds of the sale of the notes were used to repay borrowings under our prior revolving credit facility and a portion of the borrowings under our commercial paper program incurred to finance the acquisition of Veda. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

7.0% Senior Notes.  On June 28, 2007, we issued $250.0 million principal amount of 7.0%, thirty-year senior notes in underwritten public offerings. Interest is payable semi-annually in arrears on January 1 and July 1 of each year. The net proceeds of the financing were used to repay short-term indebtedness, a substantial portion of which was incurred in connection with our acquisition of TALX. We must comply with various non-financial covenants, including certain limitations on liens, additional debt and mortgages, mergers, asset dispositions and sale-leaseback arrangements. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

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

Cash paid for interest was $105.3 million, $88.2 million and $96.9 million during the twelve months ended December 31, 2019, 2018 and 2017, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Product Liability.  As a result of the 2017 cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all eligible U.S. consumers who signed up through January 31, 2018. In late 2018, the Company extended the free credit monitoring services for an additional twelve months for eligible consumers impacted by the 2017 cybersecurity incident by providing them the opportunity to enroll in Experian® IDNotify™ at no cost. We also provided free credit reports and scores, credit monitoring and identity theft protection for twenty four months to impacted consumers in Canada and the U.K. We have recorded the expenses necessary to provide this service to those who signed up. The remaining product liability balance at December 31, 2019 and 2018 was not material to the Consolidated Financial Statements.

Litigation, Claims and Government Investigations.  Following the 2017 cybersecurity incident, hundreds of class actions and other lawsuits were filed against us typically alleging harm from the 2017 cybersecurity incident and seeking various remedies, including monetary and injunctive relief. We were also subject to investigations and inquiries by federal, state and foreign governmental agencies and officials regarding the 2017 cybersecurity incident and related matters. As described below, most of these lawsuits and government investigations have concluded or been resolved, including pursuant to the settlement agreements described below, while others remain ongoing. The Company’s participation in these settlements does not constitute an admission by the Company of any fault or liability, and the Company does not admit fault or liability.

We believe it is probable that we will incur losses associated with certain of the proceedings and investigations related to the 2017 cybersecurity incident. We recorded expenses, net of insurance recoveries, of $800.9 million in other current liabilities and selling, general, and administrative expenses in our Consolidated Balance Sheets and Statements of (Loss) Income, respectively, as of and for the twelve months ended December 31, 2019, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described below based on a number of factors, such as the various stages of these proceedings and investigations, including matters on appeal, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The ultimate amount paid on these actions, claims and investigations in excess of the amount already accrued could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

Consumer Settlement. On July 19, 2019 and July 22, 2019, we entered into multiple agreements that resolve the U.S. consolidated consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (Consumer Cases) (the “U.S. Consumer MDL Litigation”), and the investigations of the FTC, the CFPB, the MSAG Group and the NYDFS (collectively, the “Consumer Settlement”). Under the terms of the Consumer Settlement, the Company will contribute $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident.

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

In accordance with the terms of the Consumer Settlement, in the third quarter of 2019, the Company paid $180.5 million to the MSAG Group and the following monetary penalties: (1) $100.0 million to the CFPB and (2) $10.0 million to the NYDFS. As part of the Consumer Settlement, the Company also agreed to implement certain business practice commitments related to consumer assistance and its information security program, including conducting third party assessments of its information security program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the third quarter of 2019, the agreements with the FTC and CFPB were approved by the U.S. District Court for the Northern District of Georgia. The settlement with the MSAG Group, which consists of substantially similar agreements with each of the participating jurisdictions, was approved by courts in the relevant jurisdiction also in the third quarter of 2019.

On January 13, 2020, the Northern District of Georgia, the U.S. District Court overseeing centralized pre-trial proceedings for the U.S. Consumer MDL Litigation and numerous other federal court actions relating to the 2017 cybersecurity incident (the “MDL Court”), entered an order granting final approval of the settlement in connection with the U.S. Consumer MDL Litigation, from which several objectors have appealed. Until the appeals are finally adjudicated or dismissed, we can provide no assurance that the U.S. Consumer MDL Litigation will be resolved as contemplated by the settlement agreement. If the MDL Court’s order approving the settlement were reversed by an appellate court, there is a risk that we would not be able to settle the U.S. Consumer MDL Litigation on acceptable terms or at all, which could have a material adverse effect on our financial condition.

The Company has accrued its best estimate for estimated probable losses it expects to incur with respect to the Consumer Settlement.

Other Settlements.

Securities Class Action Litigation. A consolidated putative class action lawsuit alleging violations of certain federal securities laws in connection with statements and alleged omissions regarding our cybersecurity systems and controls was filed against us and our former Chairman and Chief Executive Officer in the U.S. District Court for the Northern District of Georgia. The consolidated complaint seeks certification of a class of all persons who purchased or otherwise acquired Equifax securities from February 25, 2016 through September 15, 2017 and unspecified monetary damages, costs and attorneys’ fees. The Company moved to dismiss the complaint in its entirety. On January 28, 2019, the court dismissed claims against certain individual defendants and claims challenging certain statements, but allowed other claims against Equifax and our former Chairman and Chief Executive Officer to proceed.

On February 12, 2020, we entered into a settlement agreement to resolve the securities class action lawsuit in which the Company agreed to create a settlement fund for the benefit of class members. The settlement is subject to a number of conditions, including certification of a settlement class, notice, and preliminary and final court approvals. We can provide no assurance that all conditions will be satisfied or that the necessary court approvals will be obtained. The Company recorded an accrual for the settlement amount, net of the estimated insurance recovery, in the Consolidated Balance Sheets and Statements of (Loss) Income as of and for the twelve months ended December 31, 2019. The Company recorded the estimated insurance recovery to the settlement in the Company’s Consolidated Statements of (Loss) Income for the year ended December 31, 2019. The estimated insurance recovery was recorded as a receivable in the Company’s Consolidated Balance Sheets as of December 31, 2019.

Shareholder Derivative Litigation. A consolidated putative shareholder derivative action naming certain of our current and former executives, officers and directors as defendants and naming us as a nominal defendant was filed in the U.S. District Court for the Northern District of Georgia. Among other things, the consolidated complaint alleges claims for breaches of fiduciary duties, unjust enrichment, corporate waste and insider selling by certain defendants, as well as certain claims under the federal securities laws. The complaint seeks unspecified damages on behalf of the Company, plus certain equitable relief. We appointed a committee of independent directors (the “Demand Review Committee”) empowered to evaluate and respond in our best interests to the claims and related litigation demands.

On February 12, 2020, the Company, by and through the Demand Review Committee, and individual defendants entered into a settlement agreement with the plaintiffs which, subject to court approval, will resolve the matter by agreeing to adopt certain governance changes and obtaining an insurance recovery for the Company. We can provide no assurance that the necessary court approvals will be obtained. We have recorded an accrual for the amount of attorneys’ fees we estimate that we will pay as part of this settlement in the Company’s Consolidated Balance Sheets as of December 31, 2019. We have recorded a receivable for the amount of the estimated insurance recovery in the Company’s Consolidated Balance Sheets as of December 31, 2019.

Government Lawsuits. Separate civil enforcement actions were filed against us in state court by the respective Attorneys General of Indiana and Massachusetts alleging violations of commonwealth/state consumer protection laws and seeking injunctive relief, civil penalties, restitution, costs and other relief. The Company filed motions to dismiss the actions which were denied. On December 26, 2019, we filed a motion asking the court in the Indiana action to certify its order denying our motion to dismiss for interlocutory appeal, and that motion was granted on February 6, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has reached an agreement in principle with each of the Attorneys General of Massachusetts and Indiana to resolve their actions. These settlements, in which the Company has agreed to make a monetary payment and to injunctive relief consistent with the MSAG Group settlement, are subject to finalizing definitive settlement agreements and court approval in each respective jurisdiction. The Company has recorded an accrual for the amount it expects to pay in connection with these settlements.

Financial Institutions MDL Class Action. Certain class actions were filed by financial institutions and transferred to the MDL Court (the “Financial Institutions MDL Litigation”). These class actions allege that the financial institutions’ businesses have been placed at risk due to the 2017 cybersecurity incident, generally assert common law claims such as claims for negligence, as well as, in some cases, statutory claims and seek compensatory damages, injunctive relief and other related relief. The Company moved to dismiss the financial institutions’ consolidated class action complaint in its entirety, and the MDL Court dismissed certain claims, while allowing other claims to proceed. The financial institution plaintiffs filed a motion to amend their class action complaint which was granted in part and denied in part on December 18, 2019. The majority of the claims which the financial institutions sought to revive by amendment, however, remained dismissed.

The Company has reached an agreement in principle to enter into a class-wide settlement of the remaining financial institutions’ claims. Upon submission of the final settlement documents and necessary court approvals, the settlement will resolve any remaining claims that could be asserted by the financial institutions before the MDL Court. The settlement contemplates payment for claims up to a maximum amount and certain non-monetary relief. The settlement is subject to a number of conditions, including notice, and preliminary and final court approvals. We can provide no assurance that all conditions will be satisfied or that the necessary court approvals will be obtained. The Company has recorded an accrual for the amount it expects to pay in connection with this settlement.

Pennsylvania State Court Financial Institution Class Action. One of the initial named plaintiffs in Financial Institutions MDL Litigation filed a purported class action suit against us in the Court of Common Pleas of Lawrence County, Pennsylvania on behalf of financial institutions headquartered in Pennsylvania. The claims being asserted in this matter are substantially similar to claims that previously were dismissed in the MDL proceeding for lack of standing. We filed preliminary objections to the complaint on September 5, 2019, and a hearing on the preliminary objections is scheduled for June 29, 2020. The Company has reached an agreement in principle to resolve this matter. The settlement is subject to court approval, and we can provide no assurance that the necessary court approval will be obtained. The Company has recorded an accrual for the amount it expects to pay in connection with this settlement.

Indian Tribes Class Actions and City of Chicago Lawsuit. Three Indian Tribes and the City of Chicago filed separate suits with respect to the 2017 cybersecurity incident, which were subsequently transferred to the MDL Court. The Indian Tribes brought their claims purportedly on behalf of themselves and other similarly situated federally recognized Indian Tribes and Nations. The Company has reached an agreement in principle to resolve the three Indian Tribes’ claims as well as an agreement in principle to resolve the City of Chicago’s lawsuit. The Company has recorded an accrual for the amount it expects to pay in connection with these settlements.

Other Matters. We face other lawsuits and government investigations related to the 2017 cybersecurity incident that have not yet been concluded or resolved. These ongoing matters may result in judgments, fines or penalties, settlements or other relief. We dispute the allegations in the remaining lawsuits and intend to defend against such claims. Set forth below are descriptions of the main categories of these matters.

Georgia State Court Consumer Class Actions. Four putative class actions arising from the 2017 cybersecurity incident were filed against us in Fulton County Superior Court and Fulton County State Court in Georgia based on similar allegations and theories as alleged in the U.S. Consumer MDL Litigation and seek monetary damages, injunctive relief and other related relief on behalf of Georgia citizens. These cases were transferred to a single judge in the Fulton County Business Court and three of the cases were consolidated into a single action. On July 27, 2018, the Fulton County Business Court granted the Company’s motion to stay the remaining single case, and on August 17, 2018, the Fulton County Business Court granted the Company’s motion to stay the consolidated case. These cases remain stayed pending resolution of the U.S. Consumer MDL Litigation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contracts for subscription products with Equifax around the time of the incident or earlier and were not impacted by the incident.

On October 21, 2019, the court in the Quebec case dismissed the plaintiff’s motion for authorization to institute a class action. On December 13, 2019, the court in the active Ontario case granted certification of a nationwide class that includes impacted Canadians as well as Canadians who had subscription products with Equifax between March 7, 2017 and July 30, 2017. We have sought leave to appeal this decision. All remaining purported class actions are at preliminary stages. In addition, one of the cases in Ontario as well as the Saskatchewan case have been stayed. The court’s order staying the Saskatchewan case is on appeal.

Individual Consumer Litigation. We have several hundred individual consumer actions pending against us in state (general jurisdiction and small claims) and federal courts across the U.S. related to the 2017 cybersecurity incident. The plaintiffs/claimants in these cases have generally claimed to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking primarily monetary damages. Where possible, actions filed in or removed to federal court were noticed for transfer to the MDL Court. We believe that many of the remaining individual consumer actions will be subject to the settlement in the U.S. Consumer MDL Litigation discussed above, unless the individual consumers submitted a valid and timely request to be excluded from the settlement.

Government Investigations. We have cooperated with federal, state and foreign governmental agencies and officials investigating or otherwise seeking information, testimony and/or documents, regarding the 2017 cybersecurity incident and related matters.

The FCA opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017. The investigation by the FCA has involved a number of information requirements and interviews. We continue to respond to the information requirements and are cooperating with the investigation.

The New York State Attorney General Investor Protection Bureau (“IPB”) issued a subpoena in September 2017 relating to its investigation of whether there has been a violation of the Martin Act. We have cooperated with the IPB in its investigation, and the IPB has not contacted us regarding the investigation since January 2019.
Although we continue to cooperate in the above investigations and inquiries, an adverse outcome to any such investigations and inquiries could subject us to fines or other obligations, which may have an adverse effect on how we operate our business or our results of operations.

Data Processing, Outsourcing Services and Other Agreements
We have separate agreements with Google, Amazon Web Services, IBM, Tata Consultancy Services and others to outsource portions of our network and security infrastructure, computer data processing operations, applications development, business continuity and recovery services, help desk service and desktop support functions, operation of our voice and data networks, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2020 and 2026. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $296 million as of December 31, 2019, with no future year’s minimum contractual obligation expected to exceed approximately $109 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay significant termination fees.

Under our agreement with IBM (which covers our operations in North America, Europe and Asia Pacific), we have outsourced certain of our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of services provided by IBM, and the term of our agreement with respect to such services, varies by geography and location. The estimated future minimum contractual obligation under the revised North America (US and Canada), Europe (UK and Spain), Australia and Latin America agreements is approximately $85 million for the remaining term, with no individual year’s minimum expected to exceed approximately $42 million. We may terminate certain portions of this agreement without penalty in the event that IBM is in material breach of the terms of the agreement. During 2019, 2018 and 2017, we paid approximately $52 million, $49 million and $40 million, respectively, for these services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under our agreement with Google, we have outsourced certain areas of our network and security infrastructure. The estimated future minimum contractual obligation under the agreement is approximately $120 million for the remaining term, with no individual year’s minimum expected to exceed approximately $44 million. We may terminate certain portions of this agreement without penalty in the event that Google is in material breach of the terms of the agreement. During 2019, 2018 and 2017, we paid approximately $14 million, $7 million and $4 million, respectively, for these services.

Change in Control Agreements

In February 2019, we adopted the Equifax Inc. Change in Control Severance Plan (the “CIC Plan”) for certain key executives. The CIC Plan does not apply to Mark W. Begor, our Chief Executive Officer, whose severance benefits in a change of control are contained in his employment agreement with the Company. The CIC Plan and Mr. Begor’s agreement provide for, among other things, certain payments and benefits in the event of a qualifying termination of employment (i.e., termination of employment by the executive for “good reason” or termination of employment by the Company without “cause,” each as defined in the applicable document) following a change in control of the Company. In the event of a qualifying termination, the executive will become entitled to continuation of certain employee benefits for two or three years, depending on the eligibility, as well as a lump sum severance payment, all of which differs by executive.

Change in control events potentially triggering benefits under the CIC Plan and Mr. Begor’s agreement would occur, subject to certain exceptions, if (1) any person acquires 20% or more of our voting stock; (2) upon a merger or other business combination, our shareholders receive less than two-thirds of the common stock and combined voting power of the new company; (3) members of the current Board of Directors ceasing to constitute a majority of the Board of Directors, except for new directors that are regularly elected; (4) we sell or otherwise dispose of all or substantially all of our assets; or (5) we liquidate or dissolve. If these change in control benefits had been triggered as of December 31, 2019, payments of approximately $36.8 million would have been made.

Under the Company’s existing employee stock benefit plans, upon a change in control, outstanding awards will continue to vest in accordance with the terms. However, if outstanding awards are not assumed or continued in the change in control transaction or if the executive incurs a qualifying termination in connection with the change in control, then all outstanding stock options and nonvested stock awards will vest. With respect to unvested performance based share awards dependent upon the Company’s three-year relative total shareholder return, if at least one calendar year of performance during the performance period has been completed prior to the change in control event, the awards will be paid out based on the Company’s performance at that time; otherwise the payout of shares will be at 100% of the target award. Under the Company’s existing director stock benefit plans, upon a change in control, all outstanding nonvested stock awards will vest.

Guarantees

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds, surety bonds, and standby letters of credit is not material at December 31, 2019 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2019. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management VIE under its commercial agreements. We cannot reasonably estimate our potential future payments under the guarantees and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees on our Consolidated Balance Sheets at December 31, 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain of our credit agreements include provisions which require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to certain changes in law or regulations. In certain of these credit agreements, we also bear the risk of certain changes in tax laws that would be subject to payments to non-U.S. lenders to withholding taxes.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2019 and 2018.

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

7. INCOME TAXES

The (benefit) provision for income taxes consisted of the following:

	Twelve Months Ended December 31,
	2019	2018	2017
	(In millions)
Current:
Federal	$(5.2)	$9.4	$107.8
State	8.5	11.4	13.2
Foreign	43.7	31.5	71.7
	47.0	52.3	192.7
Deferred:
Federal	(53.5)	22.6	(19.2)
State	(13.4)	0.7	1.3
Foreign	(20.3)	(25.6)	(26.2)
	(87.2)	(2.3)	(44.1)
(Benefit) Provision for income taxes	$(40.2)	$50.0	$148.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Domestic and foreign (loss) income before income taxes was as follows:

	Twelve Months Ended December 31,
	2019	2018	2017
	(In millions)
U.S.	$(552.8)	$339.6	$711.1
Foreign	119.8	16.7	35.5
	$(433.0)	$356.3	$746.6

The (benefit) provision for income taxes reconciles with the U.S. federal statutory rate, as follows:

	Twelve Months Ended December 31,
	2019	2018	2017
	(In millions)
Federal statutory rate	21.0%	21.0%	35.0%

Provision computed at federal statutory rate	$(90.9)	$74.8	$261.3
State and local taxes, net of federal tax benefit	(7.3)	10.7	13.3
Foreign	(2.1)	0.1	(41.9)
Tax Cuts and Jobs Act of 2017	—	—	(48.3)
Federal research & development credit	(14.9)	(13.0)	(6.7)
Equity compensation	(3.0)	(7.5)	(26.7)
Tax reserves	1.2	2.4	2.5
Equifax Australia settlement	—	(14.1)	—
Legal settlement	69.1	—	—
Excess officer’s compensation	5.1	2.7	—
Other	2.6	(6.1)	(4.9)
(Benefit) Provision for income taxes	$(40.2)	$50.0	$148.6

Effective income tax rate	9.3%	14.0%	19.9%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of the deferred income tax assets and liabilities at December 31, 2019 and 2018, were as follows:

	December 31,
	2019	2018
	(In millions)
Deferred income tax assets:
Net operating and capital loss carryforwards	$285.1	$326.8
Goodwill and intangible assets	119.1	119.4
Employee compensation programs	40.5	42.0
Foreign tax credits	16.6	16.8
Employee pension benefits	31.1	35.2
Reserves and accrued expenses	14.9	15.8
Accrued legal expense	136.3	12.5
Research and development costs	32.4	26.7
Operating lease asset	26.6	—
Other	18.3	11.6
Gross deferred income tax assets	720.9	606.8
Valuation allowance	(379.8)	(428.3)
Total deferred income tax assets, net	341.1	178.5

Deferred income tax liabilities:
Goodwill and intangible assets	(472.5)	(431.0)
Undistributed earnings of foreign subsidiaries	(8.3)	(8.7)
Depreciation	(33.6)	(31.6)
Operating lease liability	(26.6)	—
Accrued insurance	(27.5)	—
Prepaid expenses	(8.1)	(11.0)
Other	(3.3)	(1.3)
Total deferred income tax liability	(579.9)	(483.6)
Net deferred income tax liability	$(238.8)	$(305.1)

Our deferred income tax assets and deferred income tax liabilities at December 31, 2019 and 2018, are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2019	2018
	(In millions)
Long-term deferred income tax assets, included in other assets	$9.2	$11.1
Long-term deferred income tax liabilities	(248.0)	(316.2)
Net deferred income tax liability	$(238.8)	$(305.1)

We record deferred income taxes on the temporary differences of our foreign subsidiaries and branches, except for the temporary differences related to undistributed earnings of subsidiaries which we consider indefinitely invested. As of December 31, 2019, we have indefinitely invested $262.2 million attributable to undistributed earnings of our Canadian, Chilean and Peruvian subsidiaries. If these earnings were not considered indefinitely invested, we estimate that $30.1 million of deferred withholding tax liability would have been provided. Further, we are permanently invested with respect to the original investment in foreign subsidiaries. Therefore, we have not provided the deferred tax assets on the outside basis of these subsidiaries as we have no intent to sell or divest of these subsidiaries. Cumulative undistributed earnings were subject to a transition tax as a result of the Tax Act which we estimated to be zero. However, the Company has provided for local country withholding taxes related to these earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2019, we had U.S. federal and state net operating loss carryforwards of $12.6 million and $159.8 million, respectively, which will expire at various times between 2021 and 2039. We also had foreign net operating loss carryforwards totaling $1,062.8 million of which $333.6 million will expire between 2020 and 2039 and the remaining $729.2 million will carryforward indefinitely. Foreign capital loss carryforwards of $16.2 million may be carried forward indefinitely. We had foreign tax credit carryforwards of $16.6 million which will expire in the years 2025 through 2027. Additionally, we had state and foreign research and development credit carryforwards of $37.2 million. The U.S. credits expire between 2021 through 2039 and the foreign credits have an indefinite expiration period. We have federal and state §163(j) interest limitation carryovers of $23.1 million and $216.2 million, respectively, which have an indefinite expiration period. The deferred tax asset related to the net operating loss, capital loss carryforwards, foreign tax credit carryforwards, §163(j) carryforwards, and research and development credit is $341.1 million of which $259.6 million has been fully reserved in the deferred tax valuation allowance.

Cash paid for income taxes, net of amounts refunded, was $(2.5) million, $59.6 million and $215.7 million during the twelve months ended December 31, 2019, 2018 and 2017, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of (Loss) Income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018
	(In millions)
Beginning balance (January 1)	$25.9	$38.6
Increases related to prior year tax positions	2.0	2.0
Decreases related to prior year tax positions	(0.1)	(15.2)
Increases related to current year tax positions	7.2	5.0
Decreases related to settlements	(1.3)	(0.5)
Expiration of the statute of limitations for the assessment of taxes	(5.9)	(3.5)
Currency translation adjustment	(0.3)	(0.5)
Ending balance (December 31)	$27.5	$25.9

We recorded liabilities of $24.6 million and $24.9 million for unrecognized tax benefits as of December 31, 2019 and 2018, respectively, which included interest and penalties of $2.9 million and $2.6 million, respectively. As of December 31, 2019 and 2018, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $23.8 million and $23.8 million, respectively, which included interest and penalties of $2.6 million and $2.3 million, respectively. During 2019 and 2018, interest and penalties of $1.0 million and $0.9 million, respectively, were accrued.

As of December 31, 2019 and 2018, the gross amount of unrecognized tax benefits was $27.5 million and $25.9 million, respectively. Of the total, $5.8 million in 2019 and $3.6 million in 2018 relate to unrecognized tax benefits for which no liability has been recorded associated with the carryforward of certain state attributes. If we were to prevail on all uncertain tax positions, the net effect would be a benefit of $21.7 million and $22.3 million in 2019 and 2018, respectively, exclusive of any benefits related to interest and penalties.

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state or international income tax examinations by tax authorities for years before 2015. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax’s gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $5.0 million.

The Tax Cuts and Jobs Act (“Tax Act”)

The Tax Act was enacted in the United States on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SAB 118 Measurement Period
We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes, for the following aspects: re-measurement of deferred tax assets and liabilities, one-time transition tax and tax on global intangible low-taxed income. At December 31, 2018, we completed our accounting for all of the enactment-date income tax effects of the Tax Act. During 2018, no adjustments were required to the provisional amounts recorded at December 31, 2017. For provisional amounts recorded during 2018, adjustments were made in the fourth quarter of 2018 as a result of notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service (“Proposed Regulations”) that were issued in the quarter for the §163(j) interest limitation provisions and the foreign tax credits provisions.

One-Time Transition Tax
The one-time transition tax is based on our total post-1986 earnings and profits (E&P), the tax on which we previously deferred from U.S. income taxes under U.S. law. The Company determined it was not subject to the one-time transition tax.
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
Global Intangible Low-Taxed Income (“GILTI”)
We have elected to account for GILTI in the year the tax is incurred. We were not subject to the GILTI tax for the twelve months ended December 31, 2019 and 2018.

8. STOCK-BASED COMPENSATION

We have one active share-based award plan, the amended and restated 2008 Omnibus Incentive Plan. This plan was originally approved by our shareholders in 2008 and was amended and restated with shareholder approval in May 2013 to, among other things, increase the reserve for awards under the plan by 11 million shares. The plan provides our directors, officers and certain key employees with stock options, restricted stock units and performance share awards. The plan is described below. We expect to issue common shares held as either treasury stock or new issue shares upon the exercise of stock options or once shares vest pursuant to restricted stock units or performance share awards. Total stock-based compensation expense in our Consolidated Statements of (Loss) Income during the twelve months ended December 31, 2019, 2018 and 2017, was as follows:

	Twelve Months Ended December 31,
	2019	2018	2017
	(In millions)
Cost of services	$10.7	$9.5	$7.2
Selling, general and administrative expenses	39.0	33.0	31.1
Stock-based compensation expense, before income taxes	$49.7	$42.5	$38.3

The total income tax benefit recognized for stock-based compensation expense was $12.2 million, $9.7 million and $13.7 million for the twelve months ended December 31, 2019, 2018 and 2017, respectively.

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

We use the binomial model to calculate the fair value of stock options granted. The binomial model incorporates assumptions regarding anticipated employee exercise behavior, expected stock price volatility, dividend yield and risk-free interest rate. Anticipated employee exercise behavior and expected post-vesting cancellations over the contractual term used in the binomial model were primarily based on historical exercise patterns. These historical exercise patterns indicated there was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
not significantly different exercise behavior between employee groups. For our expected stock price volatility assumption, we weighted historical volatility and implied volatility. We used daily observations for historical volatility, while our implied volatility assumption was based on actively traded options related to our common stock. The expected term is derived from the binomial model, based on assumptions incorporated into the binomial model as described above.

The fair value for stock options granted during the twelve months ended December 31, 2019, 2018 and 2017, was estimated at the date of grant, using the binomial model with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2019	2018	2017
Dividend yield	1.3%	1.2%	1.9%
Expected volatility	23.0%	21.8%	22.8%
Risk-free interest rate	2.4%	2.7%	1.1%
Expected term (in years)	4.7	4.8	4.8
Weighted-average fair value of stock options granted	$14.97	$24.34	$22.20

The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2019, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 31, 2018	1,462	$103.50
Granted (all at market price)	740	$112.48
Exercised	(307)	$72.45
Forfeited and canceled	(70)	$123.62
Outstanding at December 31, 2019	1,825	$122.46	6.2	$34.9
Vested and expected to vest at December 31, 2019	1,709	$122.13	6.2	$33.3
Exercisable at December 31, 2019	643	$104.95	5.8	$22.6

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on December 31, 2019 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the value that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2019. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2019, 2018 and 2017, was $18.6 million, $13.3 million and $31.4 million, respectively. At December 31, 2019, our total unrecognized compensation cost related to stock options was $8.4 million with a weighted-average recognition period of 1.8 years.

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2018 and 2017:

	December 31,
	2018		2017
	Shares	Weighted- Average Price	Shares	Weighted- Average Price
	(In thousands)		(In thousands)
Outstanding at the beginning of the year	1,184	$87.64	1,228	$66.81
Granted (all at market price)	553	$122.35	401	$114.66
Exercised	(212)	$60.55	(398)	$48.23
Forfeited and canceled	(63)	$114.67	(47)	$103.13
Outstanding at the end of the year	1,462	$103.50	1,184	$87.64
Exercisable at end of year	631	$80.81	636	$62.62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to our 2008 Omnibus Incentive Plan, certain executive officers have been granted performance shares in which the number of shares earned is dependent upon the Company’s three-year total shareholder return relative to the three-year total shareholder return of the companies in the S&P 500 stock index, as comprised on the grant date, subject to adjustment, and, in 2017, have also been granted performance shares in which the number of shares earned is dependent upon the Company’s three-year cumulative adjusted earnings per share. The number of shares which could potentially be issued under these performance share awards ranges from zero to 200% of the target award. The grants outstanding subject to market performance as of December 31, 2019 would result in 313,296 shares outstanding at 100% of target and 626,592 at 200% of target at the end of the vesting period. Compensation expense for shares earned based on the Company’s three-year total shareholder return is recognized on a straight-line basis over the measurement period and is based upon the fair market value of the shares estimated to be earned at the date of grant using a Monte-Carlo simulation. Compensation expense for shares earned based on the Company’s three-year cumulative adjusted earnings per share is recognized on a straight-line basis over the measurement period based on the grant date fair value of our common stock and the number of awards expected to vest at each reporting date.

The following table summarizes changes in these other stock awards during the twelve months ended December 31, 2019, 2018 and 2017 and the related weighted-average grant date fair value:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2016	1,187	$87.54
Granted	498	$89.45
Vested	(632)	$56.53
Forfeited	(42)	$104.24
Nonvested at December 31, 2017	1,011	$109.48
Granted	563	$109.71
Vested	(417)	$87.09
Forfeited	(82)	$115.40
Nonvested at December 31, 2018	1,075	$120.11
Granted	386	$115.68
Vested	(256)	$127.17
Forfeited	(164)	$119.36
Nonvested at December 31, 2019	1,041	$118.25

The total fair value of stock awards that vested during the twelve months ended December 31, 2019, 2018 and 2017, was $32.6 million, $50.2 million and $79.4 million, respectively, based on the weighted-average fair value on the vesting date, and $30.5 million, $40.4 million and $45.0 million, respectively, based on the weighted-average fair value on the date of grant. At December 31, 2019, our total unrecognized compensation cost related to these nonvested stock awards was $46.6 million with a weighted-average recognition period of 1.8 years.

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

U.S. and Canadian Retirement Plans.  We sponsor a qualified defined benefit retirement plan, the U.S. Retirement Income Plan (“USRIP”), that covers approximately 11% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was closed to new participation at December 31, 2008. This plan also covers retirees as well as certain terminated but vested individuals not yet in retirement status. We also sponsor a retirement plan with both defined benefit and defined contribution components that cover most salaried and hourly employees in Canada, the Canadian Retirement Income Plan (“CRIP”); the defined benefit component was also closed to new hires on October 1, 2011.

Effective December 31, 2014, the USRIP plan was frozen for all participants eligible to accrue benefits. Accordingly, pension plan participants earn no new benefits under the plan formula. Additionally, the CRIP, a registered defined benefit pension plan, was changed for employees who did not meet retirement-eligibility status under the CRIP as of December 31, 2012 (“Non-Grandfathered” participants). Under the plan amendment, the service credit for Non-Grandfathered participants froze, but these participants will continue to receive credit for salary increases and vesting service. Additionally, Non-Grandfathered employees and certain other employees not eligible to participate in the CRIP (i.e., new hires on or after October 1, 2011) are eligible to participate in the enhanced defined contribution component of the CRIP. In 2019, the Compensation Committee of the Board of Directors approved the termination of the plan. The CRIP will be frozen effective December 31, 2020 at which date all active members accruing defined benefits shall cease such accruals. The obligation is expected to be settled in 2022 with lump sum distributions and an annuity purchase.

During the twelve months ended December 31, 2019, we made no voluntary contributions to the USRIP and made contributions of $0.2 million to the CRIP. During the twelve months ended December 31, 2018, we made voluntary contributions of $30.0 million to the USRIP and made contributions of $0.4 million to the CRIP. At December 31, 2019, the USRIP met or exceeded ERISA’s minimum funding requirements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Obligations and Funded Status.  A reconciliation of the projected benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(In millions)
Change in projected benefit obligation
Benefit obligation at January 1,	$666.0	$731.6	$21.9	$24.2
Service cost	2.8	3.6	0.3	0.4
Interest cost	28.3	26.4	0.9	0.8
Plan participants’ contributions	—	—	0.8	0.7
Amendments	(6.7)	—	—	—
Actuarial loss (gain)	71.0	(49.4)	(2.9)	(1.5)
Foreign currency exchange rate changes	1.9	(3.3)	0.1	(0.1)
Curtailments	(0.3)	—	—	—
Benefits paid	(43.0)	(42.9)	(2.4)	(2.6)
Projected benefit obligation at December 31,	720.0	666.0	18.7	21.9
Change in plan assets
Fair value of plan assets at January 1,	533.8	561.1	13.9	17.1
Actual return on plan assets	104.8	(18.7)	3.0	(0.6)
Employer contributions	6.0	36.3	1.6	1.9
Plan participants’ contributions	—	—	0.8	0.7
Foreign currency exchange rate changes	1.6	(2.0)	—	—
Other disbursements	—	—	(1.5)	(2.6)
Benefits paid	(43.0)	(42.9)	(2.4)	(2.6)
Fair value of plan assets at December 31,	603.2	533.8	15.4	13.9
Funded status of plan	$(116.8)	$(132.2)	$(3.3)	$(8.0)

The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $712.4 million at December 31, 2019. The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $659.8 million at December 31, 2018.

At December 31, 2019, the Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation and accumulated benefit obligation for these plans in the aggregate were $108.4 million and $108.3 million, respectively, and these plans did not have any plan assets at December 31, 2019. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the CRIP were $58.7 million, $51.2 million and $49.3 million, respectively, at December 31, 2019.

At December 31, 2019, the USRIP had plan assets in excess of the projected benefit obligations and accumulated benefit obligations. The fair value of plan assets for this plan were $554.0 million and the projected benefit obligation and accumulated benefit obligation were $552.9 million at December 31, 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheets at December 31, 2019 and 2018:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(In millions)
Amounts recognized in the statements of financial position consist of:
Noncurrent assets	$1.0	$—	$—	$—
Current liabilities	(6.6)	(5.6)	(0.1)	(0.1)
Long-term liabilities	(111.2)	(126.6)	(3.2)	(7.9)
Net amount recognized	$(116.8)	$(132.2)	$(3.3)	$(8.0)

Included in accumulated other comprehensive loss at December 31, 2019 and 2018, were the following amounts that have not yet been recognized in net periodic pension cost:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(In millions)
Prior service cost, net of accumulated taxes of $0.1 and $1.9 in 2019 and 2018, respectively, for pension benefits and $0.0 million and $(0.3) in 2019 and 2018, respectively, for other benefits	$0.5	$5.9	$(0.2)	$(0.9)
Net actuarial loss, net of accumulated taxes of $87.7 and $88.7 in 2019 and 2018, respectively, for pension benefits and $0.6 and $2.8 in 2019 and 2018, respectively, for other benefits	273.1	283.4	4.7	8.7
Accumulated other comprehensive loss	$273.6	$289.3	$4.5	$7.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following shows amounts recognized in other comprehensive income (loss) during the twelve months ended December 31, 2019 and 2018:

Changes in plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(In millions)
Amounts arising during the period:
Net actuarial loss (gain), net of taxes of $1.7 in 2019 and $2.6 in 2018, respectively, for pension benefits and $(1.8) in 2019 and $0.0 in 2018, respectively, for other benefits	$1.4	$6.6	$(3.2)	$(1.5)
Foreign currency exchange rate gain, net of taxes of $0.1 in 2019 and $(0.1) in 2018, respectively, for pension benefits and $0.0 in 2019 and $0.0 in 2018, respectively, for other benefits	0.2	(0.2)	0.1	0.3
Prior service cost, net of taxes of $(0.7) in 2019 and $0.0 in 2018, respectively, for pension benefits and $0.0 in 2019 and $0.0 in 2018, respectively for other benefits	(5.2)	—	—	—

Amounts recognized in net periodic benefit cost during the period:
Recognized actuarial loss, net of taxes of $(3.7) and $(4.8) in 2019 and 2018, respectively, for pension benefits and $(0.3) in 2019 and 2018, respectively, for other benefits	(11.5)	(14.9)	(1.0)	(1.1)
Amortization of prior service cost, net of taxes of $(0.1) in 2019 and 2018, for pension benefits and $0.2 in 2019 and $0.2 in 2018 for other benefits	(0.4)	(0.4)	0.8	0.8
Curtailments, net of taxes of $(0.1) in 2019 for pension benefits	(0.2)	—	—	—
Total recognized in other comprehensive income	$(15.7)	$(8.9)	$(3.3)	$(1.5)

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
	(In millions)
Service cost	$2.8	$3.6	$4.0	$0.3	$0.4	$0.4
Interest cost	28.3	26.4	28.5	0.9	0.8	0.9
Expected return on plan assets	(36.2)	(37.5)	(37.4)	(0.9)	(1.1)	(1.2)
Amortization of prior service cost	0.5	0.5	0.6	(1.0)	(1.0)	(1.0)
Recognized actuarial loss (gain)	15.2	19.7	15.5	1.3	1.4	1.3
Total net periodic benefit cost (income)	$10.6	$12.7	$11.2	$0.6	$0.5	$0.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following represents the amount of prior service cost and actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic benefit cost during the twelve months ending December 31, 2020:

	Pension Benefits	Other Benefits
	(In millions)
Actuarial loss, net of taxes of $4.8 for pension benefits and $0.2 for other benefits	$14.8	$0.5
Prior service cost, net of taxes of $(0.1) for pension benefits and $(0.1) for other benefits	$(0.1)	$(0.1)

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31,	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Discount rate	3.38%	4.39%	3.26%	4.30%
Rate of compensation increase	4.94%	4.93%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost at December 31,	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Discount rate	4.39%	3.73%	4.23%	4.30%	3.60%	3.98%
Expected return on plan assets	6.46%	7.14%	7.14%	6.70%	7.25%	7.25%
Rate of compensation increase	4.93%	4.88%	4.88%	N/A	N/A	N/A

During 2019, we adopted the new Pri-2012 mortality tables and MP-2019 mortality improvement projection scale in determining the liability for the U.S. plans. The updated mortality tables and projection scale, partially offset the decrease in the discount rates in 2019, the net of which resulted in the increase in the projected benefit obligation as of December 31, 2019.

During 2018, we adopted the new MP-2018 mortality improvement projection scale in determining the liability for the U.S. plans. This updated scale, along with the change in the discount rates, contributed to a decrease in the projected benefit obligation as of December 31, 2018.

During 2017, we adopted the new MP-2017 mortality improvement projection scale in determining the liability for the U.S. plans. This updated scale partially offset the decrease in the discount rates in 2017, the net of which resulted in the increase in the projected benefit obligation as of December 31, 2017.

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

Expected Return on Plan Assets.  The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In 2019, our U.S. pension plan investment earned 21.4%, which was above the expected return of 6.7%. The expected return for the USRIP for 2020 is 6.5% following asset allocation changes that resulted in higher allocation to fixed income securities. The CRIP investment earned 12.7% in 2019 versus the expected return of 6.0%. The expected return for the CRIP for 2020 is 6.0%.

The calculation of the net periodic benefit cost for the USRIP and CRIP utilizes a market-related value of assets. The market-related value of assets recognizes the difference between actual returns and expected returns over five years at a rate of 20% per year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Healthcare Costs.  For the U.S. plan, an initial 6.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2020 for pre-Medicare coverage. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2026. For the Canadian plan, a flat 5.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2020 and thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates at December 31, 2019 would have had the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In millions)
Effect on total service and interest cost components	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation	$1.1	$(1.0)

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2019:

Years ending December 31, 2019	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Other Benefit Plans
	(In millions)
2020	$43.4	$2.0	$1.4
2021	$43.2	$2.0	$1.5
2022	$43.2	$57.9	$1.4
2023	$42.7	$—	$1.5
2024	$42.2	$—	$1.5
Next five fiscal years to December 31, 2028	$198.8	$—	$7.0

Fair Value of Plan Assets.  The fair value of the pension assets at December 31, 2019 and 2018, are as follows:

			Fair Value Measurements at Reporting Date Using:
		Fair Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$41.0	$41.0	$—	$—
Small- and Mid-Cap Equity	(1)	22.7	22.7	—	—
International Equity	(2)	94.5	—	94.5	—
Fixed Income	(2)	367.2	—	367.2	—
Private Equity	(3)	12.9	—	—	12.9
Hedge Funds	(4)	36.3	—	—	36.3
Real Assets	(5)	18.9	—	—	18.9
Cash	(1)	9.7	9.7	—	—
Total		$603.2	$73.4	$461.7	$68.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Fair Value Measurements at Reporting Date Using:
		Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$64.6	$64.6	$—	$—
Small- and Mid-Cap Equity	(1)	18.3	18.3	—	—
International Equity	(1) (2)	90.4	10.0	80.4	—
Fixed Income	(2)	281.7	—	281.7	—
Private Equity	(3)	18.6	—	—	18.6
Hedge Funds	(4)	34.3	—	—	34.3
Real Assets	(5)	19.9	—	—	19.9
Cash	(1)	6.0	6.0	—	—
Total		$533.8	$98.9	$362.1	$72.8

(1)Fair value is based on observable market prices for the assets.

(2)For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company-specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period. As of December 31, 2019 and 2018, we had $6.0 million and $9.9 million, respectively, of remaining commitments related to these private equity investments.

(4)Fair value is reported by the fund manager based on observable market prices for actively traded assets within the funds, as well as financial models, comparable financial transactions or other factors relevant to the specific asset for assets with no observable market. These investments are redeemable quarterly with a range of 30 – 90 days notice.

(5)The fair value of Real Assets are reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams, and comparable market sales. As of December 31, 2019 and 2018, we had $0.1 million of remaining commitments related to the real asset investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs for the years ended December 31, 2019 and 2018:

	Private Equity	Hedge Funds	Real Assets
	(In millions)
Balance at December 31, 2017	$24.1	$35.0	$18.7
Return on plan assets:
Unrealized	1.3	(0.6)	1.6
Realized	1.7	—	—
Purchases	1.1	—	0.3
Sales	(9.6)	(0.1)	(0.7)
Balance at December 31, 2018	$18.6	$34.3	$19.9
Return on plan assets:
Unrealized	$—	$2.3	$0.7
Realized	(2.0)	(0.3)	(0.6)
Purchases	0.5	—	0.1
Sales	(4.2)	—	(1.2)
Balance at December 31, 2019	$12.9	$36.3	$18.9

The fair value of the postretirement assets at December 31, 2019 and 2018, are as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$1.1	$1.1	$—	$—
Small- and Mid-Cap Equity	(1)	0.6	0.6	—	—
International Equity	(2)	2.0	—	2.0	—
Fixed Income	(2)	9.5	—	9.5	—
Private Equity	(3)	0.4	—	—	0.4
Hedge Funds	(4)	1.0	—	—	1.0
Real Assets	(5)	0.5	—	—	0.5
Cash	(1)	0.3	0.3	—	—
Total		$15.4	$2.0	$11.5	$1.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Large-Cap Equity	(1)	$1.8	$1.8	$—	$—
Small- and Mid-Cap Equity	(1)	0.5	0.5	—	—
International Equity	(1) (2)	1.9	0.3	1.6	—
Fixed Income	(2)	7.4	—	7.4	—
Private Equity	(3)	0.5	—	—	0.5
Hedge Funds	(4)	1.0	—	—	1.0
Real Assets	(5)	0.6	—	—	0.6
Cash	(1)	0.2	0.2	—	—
Total		$13.9	$2.8	$9.0	$2.1

(1)Fair value is based on observable market prices for the assets.

(2)For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company-specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period.

(4)Fair value is reported by the fund manager based on observable market prices for actively traded assets within the funds, as well as financial models, comparable financial transactions or other factors relevant to the specific asset for assets with no observable market. These investments are redeemable quarterly with a range of 30 – 90 days notice.

(5)The fair value of Real Assets are reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams and comparable market sales.

Gross realized and unrealized gains and losses, purchases and sales for Level 3 postretirement assets were not material for the twelve months ended December 31, 2019.

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

In an effort to meet asset allocation and funded status objectives of the Plan, assets are categorized as Return-Seeking Assets and Liability-Hedging Assets. As of December 31, 2019, the approved allocation ranges were 35% to 65% for each asset category, with a 50/50 targeted allocation. Return-Seeking Assets include any asset class not intended to hedge the Plan’s liabilities. At December 31, 2019, these assets included domestic and international equities, private equity (including secondary private equity), real assets, and hedge funds. Alternative assets have become a smaller part of the asset allocation strategy, as the Plan seeks to maintain a high degree of liquidity. Liability-Hedging Assets represent investments which are meant to provide a hedge relative to the Plan’s liabilities and consist primarily of fixed income securities. Additionally, the Plan allows certain of their managers, subject to specific risk constraints, to utilize derivative instruments in order to enhance asset return, reduce volatility or both. Derivatives are primarily employed by the Plans in their fixed income portfolios and in the hedge fund-of-funds area. Derivatives can be used for hedging purposes to reduce risk.

No shares of Equifax common stock were directly owned by the Plan at December 31, 2019 or 2018. Not more than 5% of the portfolio (at cost), and 10% of the equity portfolio’s market value, shall be invested in the securities of any one issuer, except the U.S. Government and U.S. Government Agencies.

The following asset allocation ranges and actual allocations were in effect as of December 31, 2019 and 2018:

	Range		Actual
USRIP	2019	2018	2019	2018
Large-Cap Equity	5% - 20%	5% - 20%	7.4%	13.2%
Small- and Mid-Cap Equity	0% - 15%	0% - 15%	4.1%	3.7%
International Equity	5% - 20%	5% - 20%	12.7%	13.8%
Private Equity	0% - 10%	0% - 10%	2.3%	3.8%
Hedge Funds	0% - 10%	0% - 10%	6.6%	7.0%
Real Assets	0% - 10%	0% - 10%	3.4%	4.1%
Fixed Income	35% - 65%	35% - 65%	61.8%	53.2%
Cash	0% - 15%	0% - 15%	1.7%	1.2%

CRIP Investment and Asset Allocation Strategies.  The primary goal of the asset allocation strategy of the Plan is to produce a total investment return which will satisfy future annual cash benefit payments to participants and minimize future contributions from the Company. Additionally, this strategy will diversify the plan assets to minimize nonsystemic risk and provide reasonable assurance that no single security or class of security will have a disproportionate impact on the Plan. Due to the high funded status of the Plan, the Investment Committee of the CRIP has adopted a conservative asset allocation, and in 2019 slightly modified it to allow for the use of the Alternative Credit Strategies to improve overall diversification and reduce exposure to equity markets. The Investment Committee maintains an investment policy for the CRIP, which imposes certain limitations and restrictions regarding allowable types of investments. The current investment policy imposes those restrictions on investments or transactions such as (1) Equifax common stock or securities, except as might be incidental to any pooled funds which the plan may have, (2) commodities or loans, (3) short sales and the use of margin accounts, (4) put and call options, (5) private placements, and (6) transactions which are “related-party” in nature as specified by the Canadian Pension Benefits Standards Act and its regulations.

The following specifies the asset allocation ranges and actual allocation as of December 31, 2019 and 2018:

		Actual
CRIP	Range	2019	2018
Public Equities	25% - 55%	49.1%	51.3%
Fixed Income	40% - 60%	50.7%	48.2%
Money Market	0% - 10%	0.2%	0.5%
Alternative Credit	0% - 20%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equifax Retirement Savings Plans.  Equifax sponsors a U.S. tax qualified defined contribution plan, the Equifax Inc. 401(k) Plan, or the Plan. Beginning with the 2019 plan year, we provide a discretionary match of participants’ contributions, up to five or six percent of employees eligible pay depending on certain eligibility rules under the Plan. Prior to the 2019 plan year, we also provided a discretionary direct contribution to certain eligible employees, the percentage of which was based upon an employee’s credited years of service. Company contributions for the Plan during the twelve months ended December 31, 2019, 2018 and 2017 were $26.9 million, $30.7 million and $29.7 million, respectively.

Foreign Retirement Plans.  We also maintain defined contribution plans for certain employees in Canada and Spain, and meet certain compulsory contribution requirements to retirement funds for employees in Australia, the U.K. and Ireland. For the years ended December 31, 2019, 2018 and 2017, our contributions related to these plans were $13.9 million, $14.1 million, and $7.3 million, respectively.

Deferred Compensation Plans.  We maintain deferred compensation plans that allow for certain management employees and the Board of Directors to defer the receipt of compensation (such as salary, incentive compensation, commissions or shares payable under vested restricted stock units) until a later date based on the terms of the plans. The Company also makes contributions to the accounts of certain executives who are not eligible to participate in either of the Supplemental Retirement Plans. The benefits under our deferred compensation plans are guaranteed by the assets of a grantor trust which, through our funding, make investments in certain mutual funds. The purpose of this trust is to ensure, subject to the claims of the Company’s creditors in the event of the Company’s insolvency, the distribution of benefits accrued by participants of the deferred compensation plans, and to ensure full funding, upon a change in control, of the present value of accrued benefits payable to participants or beneficiaries under the plans.

Annual Incentive Plan.  We have a shareholder-approved Annual Incentive Plan, which is a component of our amended and restated 2008 Omnibus Incentive Plan, for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share, revenue and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $77.7 million and $61.7 million at December 31, 2019 and 2018, respectively.

Employee Benefit Trusts.  We maintain two employee benefit trusts for the purpose of satisfying obligations under the two Supplemental Retirement Plans. One of these trusts held 0.6 million shares of Equifax stock with a value, at cost, of $5.9 million at December 31, 2019 and 2018, as well as cash, which was not material for both periods presented. These employee benefits trust assets are dedicated to ensure the payment of benefits accrued under our Supplemental Retirement Plans, and to ensure full funding of the accrued benefits in case of a change in control, as defined in the trust agreements. The assets in these plan trusts which are recorded on our Consolidated Balance Sheets are subject to creditor’s claims in case of insolvency of Equifax Inc.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, after tax, for the twelve months ended December 31, 2019, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2018	$(328.0)	$(297.1)	$(1.2)	$(626.3)
Other comprehensive income (loss) before reclassifications	(24.4)	6.9	0.1	(17.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	12.1	—	12.1
Balance, December 31, 2019	$(352.4)	$(278.1)	$(1.1)	$(631.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications out of accumulated other comprehensive income(loss) for the twelve months ended December 31, 2019, are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income(loss)	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$(0.5)	(1)
Recognized actuarial loss	16.5	(1)
	16.0	Total before tax
	(3.9)	Tax benefit
	$12.1	Net of tax

(1) These accumulated other comprehensive income(loss) components are included in the computation of net periodic pension cost (See Note 9 Benefit Plans for additional details).

Changes in accumulated other comprehensive income(loss) related to noncontrolling interests were not material as of December 31, 2019.

11. RESTRUCTURING CHARGES

In the first quarter of 2019 and the fourth quarter of 2018, we recorded $11.5 million ($8.8 million, net of tax) and $46.1 million ($35.0 million, net of tax) of restructuring charges, respectively, all of which were recorded in selling, general and administrative expenses on our Consolidated Statements of (Loss) Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives. The 2019 and 2018 restructuring charges primarily relate to a reduction in headcount. We paid $10.0 million and $26.0 million of the 2019 and 2018 restructuring charges, respectively, during the twelve months ending December 31, 2019. Additionally, we paid $11.5 million of the 2018 restructuring charge in the twelve months ending December 31, 2018. We consider the payments for both charges to be substantially completed as of December 31, 2019.

12. LEASES

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

The effect of the adoption on key financial statement line items for the twelve months ended December 31, 2019 is as follows:

	December 31, 2019		Change
Balance Sheet	Prior to ASU 2016-02 adoption	As reported under ASU 2016-02	$	%
	(In millions)
Prepaid expenses	$90.0	$88.1	$(1.9)	(2)%
Other assets, net	$201.7	$304.2	$102.5	51%
Total assets	$7,808.4	$7,909.0	$100.6	1%
Other current liabilities	$763.7	$784.1	$20.4	3%
Other long-term liabilities	$100.4	$180.6	$80.2	80%
Total liabilities	$5,185.5	$5,286.1	$100.6	2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Lease expense for operating leases was $40.8 million, $41.3 million and $34.5 million for the twelve months ended December 31, 2019, 2018 and 2017, respectively. Our leases have remaining lease terms of one year to fourteen years, some of which may include options to extend the lease term up to five years, and some of which may include options to terminate leases within one year. We have elected to not record operating lease ROU assets and liabilities for short-term leases that have a term of twelve months or less. Our lease expense includes our short-term lease cost which is not material to our Consolidated Financial Statements.

Other information related to our operating leases was as follows:

Twelve Months Ended December 31, 2019	Amount
(in millions, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$29.1
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$10.2

Weighted Average Remaining Lease Term	6.0 years
Weighted Average Discount Rate	4.3%
Estimated future minimum payment obligations for non-cancelable operating leases are as follows as of December 31, 2019:

Years ending December 31,	Amount
(In millions)
2020	$29.6
2021	25.2
2022	22.8
2023	19.9
2024	12.3
Thereafter	28.6
$138.4

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

•U.S. Information Solutions

•Workforce Solutions

•International

•Global Consumer Solutions

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

A summary of segment products and services is as follows:

U.S. Information Solutions.  This segment includes consumer and commercial information services (such as credit information and credit scoring, credit modeling services and portfolio analytics, locate services, fraud detection and prevention services, identity verification services and other consulting services); mortgage services; financial marketing services; and identity management.

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

Segment information for the twelve months ended December 31, 2019, 2018 and 2017 and as of December 31, 2019 and 2018 is as follows:

	Twelve Months Ended December 31,
Operating revenue:	2019	2018	2017
	(In millions)
U.S. Information Solutions	$1,277.4	$1,247.3	$1,262.7
Workforce Solutions	949.7	826.8	764.2
International	920.6	966.2	932.3
Global Consumer Solutions	359.9	371.8	403.0
Total operating revenue	$3,507.6	$3,412.1	$3,362.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31,
Operating (loss) income:	2019	2018	2017
	(In millions)
U.S. Information Solutions	$423.4	$441.7	$539.1
Workforce Solutions	389.7	332.7	331.9
International	96.1	108.6	169.3
Global Consumer Solutions	48.4	68.6	106.2
General Corporate Expense	(1,293.0)	(503.6)	(314.8)
Total operating (loss) income	$(335.4)	$448.0	$831.7

	December 31,
Total assets:	2019	2018
	(In millions)
U.S. Information Solutions	$1,922.9	$1,654.8
Workforce Solutions	1,338.6	1,249.5
International	2,977.0	2,959.1
Global Consumer Solutions	275.3	255.0
General Corporate	1,395.2	1,034.8
Total assets	$7,909.0	$7,153.2

	Twelve Months Ended December 31,
Depreciation and amortization expense:	2019	2018	2017
	(In millions)
U.S. Information Solutions	$81.8	$79.2	$83.7
Workforce Solutions	53.6	45.8	42.1
International	117.8	118.5	109.9
Global Consumer Solutions	15.0	14.9	13.2
General Corporate	62.9	52.0	38.9
Total depreciation and amortization expense	$331.1	$310.4	$287.8

	Twelve Months Ended December 31,
Capital expenditures:	2019	2018	2017
	(In millions)
U.S. Information Solutions	$67.6	$42.0	$18.6
Workforce Solutions	50.5	44.0	28.9
International	76.8	104.4	59.7
Global Consumer Solutions	26.0	29.4	15.0
General Corporate	155.0	148.3	91.8
Total capital expenditures*	$375.9	$368.1	$214.0
*Amounts above include accruals for capital expenditures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial information by geographic area is as follows:

	Twelve Months Ended December 31,
	2019		2018		2017
			(In millions)
Operating revenue (based on location of customer):	Amount	%	Amount	%	Amount	%
U.S.	$2,543.2	73%	$2,405.1	71%	$2,379.7	71%
U.K.	303.8	9%	316.4	9%	311.2	9%
Australia	289.9	5%	321.2	9%	304.0	9%
Canada	170.0	8%	158.5	5%	148.9	4%
Other	200.7	5%	210.9	6%	218.4	7%
Total operating revenue	$3,507.6	100%	$3,412.1	100%	$3,362.2	100%

	December 31,
	2019		2018
		(In millions)
Long-lived assets:	Amount	%	Amount	%
U.S.	$3,911.5	58%	$3,457.0	55%
U.K.	312.8	5%	289.0	5%
Australia	1,918.6	29%	2,009.7	32%
Canada	128.0	2%	105.7	2%
Other	428.7	6%	389.5	6%
Total long-lived assets	$6,699.6	100%	$6,250.9	100%

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2019 and 2018 was as follows:

	Three Months Ended
2019	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$846.1	$880.0	$875.7	$905.8
Operating (loss) income	$(617.9)	$113.8	$121.6	$47.0
Consolidated net (loss) income	$(554.4)	$68.3	$82.5	$10.8
Net (loss) income attributable to Equifax	$(555.9)	$66.8	$81.1	$9.2
Basic earnings per share*
Net (loss) income attributable to Equifax	$(4.60)	$0.55	$0.67	$0.08
Diluted earnings per share*
Net (loss) income attributable to Equifax	$(4.57)	$0.55	$0.66	$0.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
2018	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$865.7	$876.9	$834.2	$835.3
Operating income	$144.2	$193.6	$64.1	$46.1
Consolidated net income	$93.8	$146.1	$39.6	$26.7
Net income attributable to Equifax	$90.9	$144.8	$38.4	$25.6
Basic earnings per share*
Net income attributable to Equifax	$0.76	$1.20	$0.32	$0.21
Diluted earnings per share*
Net income attributable to Equifax	$0.75	$1.19	$0.32	$0.21

*The sum of the quarterly EPS does not equal the annual EPS due to changes in the weighted-average shares between periods. Other amounts may not equal the annual total due to rounding between periods.

The comparability of our quarterly financial results during 2019 and 2018 was impacted by certain events, as follows:

•For the year ended December 31, 2019, the Company recorded $800.9 million of losses, net of insurance recoveries, associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident, exclusive of our legal professional services expenses.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment using those criteria, our management concluded that, as of December 31, 2019, Equifax’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors. The effectiveness of Equifax’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, Equifax’s independent registered public accounting firm, as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on page 59.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information about our executive officers shown below, the information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”) under the sections entitled “Proposal 1 Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Leadership and Corporate Governance—Committees of the Board of Directors.”

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

Mark W. Begor (62) has been Chief Executive Officer and a member of the Board of Directors since April 2018. Prior thereto, he was a Managing Director in the Industrial and Business Services group at Warburg Pincus, a global private equity investment firm, since June 2016. Prior to Warburg Pincus, Mr. Begor spent 35 years at General Electric Company (“GE”), a global industrial and financial services company, in a variety of operating and financial roles. During his career at GE, Mr. Begor served in a variety of roles leading multibillion dollar units of the company, including President and CEO of GE Energy Management from 2014 to 2016, President and CEO of GE Capital Real Estate from 2011 to 2014, and President and CEO of GE Capital Retail Finance (Synchrony Financial) from 2002 to 2011. Mr. Begor served on the Fair Isaac Corporation (FICO) Board of Directors from 2016 to 2018.

Beverly Anderson (56) has been President, Global Consumer Solutions, since November 2019. Prior thereto, she served as Executive Vice President, Head of Card and Retail Services at Wells Fargo & Company, since March 2012. Prior to that, she served in roles of increasing responsibility at American Express from July 2004, ultimately serving as Vice President and General Manager, American Express Business Insights Americas - Global Merchant Services.

Carla Chaney (49) has been Corporate Vice President and Chief Human Resources Officer since April 2019. Prior thereto, she served as Executive Vice President, Human Resources of Graphic Packaging Holding Company and Graphic Packaging International, since July 2013. Prior thereto, she served as Executive Vice President, Human Resources and Communications, since February 2012. Prior thereto, she held a variety of leadership roles with Exide Technologies and Newell Rubbermaid, Inc., since 2004.

Prasanna Dhoré (58) has been Chief Data and Analytics Officer since August 2012. Prior thereto, Mr. Dhoré was Vice President, Global Customer Intelligence of Hewlett Packard from July 2007 to August 2012. Prior to that, he was Executive Vice President, Distribution, Customer Intelligence, and Marketing of Dreyfus Service Corporation from July 1996 to July 2007.

Jamil Farshchi (42) has been our Chief Information Security Officer since February 2018. Prior to joining Equifax, Mr. Farshchi served as Chief Information Security Officer at The Home Depot since April 2015. Prior thereto, he was the first Global Chief Information Security Officer at Time Warner Inc., from August 2014 to March 2015. Prior thereto, he was the Vice President of Global Information Security at Visa Inc. from August 2011 to August 2014. Mr. Farshchi has also held senior roles at Los Alamos National Laboratory, Sitel Corporation, Nextwave Broadband and NASA.

John W. Gamble, Jr. (57) has been Corporate Vice President and Chief Financial Officer since May 2014. Prior to that, Mr. Gamble was Executive Vice President and Chief Financial Officer of Lexmark International, Inc., a global provider of document solutions, enterprise content management software and services, printers and multifunction printers, from September 2005 until May 2014.

John T. Hartman (60) has been President, International, since November 2015. Prior thereto, he served as Senior Vice President, Corporate Development, since April 2010. Prior thereto, he served as President of Growth Vector from 2009 to 2010. Prior thereto, he served as Executive Vice President and Chief Commercial Officer for Acuity Brands from 2004 to 2009.

Julia A. Houston (49) has been Chief Transformation Officer since October 2017. Prior thereto, she was Senior Vice President, U.S. Legal, since October 2013. Prior to joining Equifax, Ms. Houston was Senior Vice President, General Counsel and Corporate Secretary at Convergys Corporation, from 2011 to 2013. Prior thereto, she served in roles of increasing responsibility at Mirant Corporation from 2004 to 2010, ultimately serving as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary.

John J. Kelley III (59) has been Corporate Vice President and Chief Legal Officer since January 2013. Prior to joining Equifax, Mr. Kelley was a senior partner in the Corporate Practice Group of the law firm of King & Spalding LLP from January 1993 to December 2012.

Bryson Koehler (44) has been our Chief Technology Officer since June 2018. Prior to joining Equifax, Mr. Koehler served as Chief Technology Officer of IBM Watson and Cloud Platform since November 2016. Prior to that, Mr. Koehler was Chief Technology and Information Officer of The Weather Channel Companies, before it was acquired in 2015 by IBM. Before that, he served as Senior Vice President of Global Revenue & Guest Technology at the Intercontinental Hotels Group.

Rodolfo O. Ploder (59) has been President, Workforce Solutions, since November 2015. Prior thereto, he served as President, U.S. Information Solutions, since April 2010. Prior thereto, he served as President, International, from January 2007 to April 2010. Prior thereto, he was Group Executive, Latin America from February 2004 to January 2007.

Sid Singh (42) has been President, U.S. Information Solutions, since February 11, 2019. Mr. Singh served as group president of Integrated Solutions & Vertical Markets at Global Payments Inc., since February 2013. Prior thereto, he served as Senior Vice President, Global Product of Global Payments Inc. since 2010. Prior thereto, he served as Vice President and Regional Head, Asia Pacific of Global Payments Inc. since 2006. Prior thereto, he held senior management positions with HSBC and Citibank.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the information contained in our 2020 Proxy Statement under the sections entitled “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the information contained in our 2020 Proxy Statement under the sections entitled “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the information contained in our 2020 Proxy Statement under the sections entitled “Board Leadership and Corporate Governance Director Independence, ” “Related Person Transaction Policy” and “Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Shareholders.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the information contained in our 2020 Proxy Statement under the section entitled “Proposal 3 Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for 2020.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of Documents Filed as a Part of This Report:
(1) Financial Statements. The following financial statements are included in Item 8 of Part II:

•Consolidated Balance Sheets — December 31, 2019 and 2018;
•Consolidated Statements of (Loss) Income for the Years Ended December 31, 2019, 2018 and 2017;
•Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2019, 2018 and 2017;
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017;
•Consolidated Statements of Shareholders’ Equity and Other Comprehensive (Loss) Income for the Years Ended December 31, 2019, 2018 and 2017; and
•Notes to Consolidated Financial Statements.

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

4.12
Fifth Supplemental Indenture, dated as of May 25, 2018, between Equifax Inc. and the Trustee, including the form of Floating Rate Note as Exhibit A (incorporated by reference to Exhibit 4.3 to Equifax’s Form 8-K filed May 25, 2018).

4.13
Sixth Supplemental Indenture, dated as of November 19, 2019, between Equifax Inc. and the Trustee, including the form of Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed November 19, 2019).

4.14*	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.

Except as set forth in the preceding Exhibits 4.1 through 4.14, instruments defining the rights of holders of long-term debt securities of Equifax have been omitted where the total amount of securities authorized does not exceed 10% of the total assets of Equifax and its subsidiaries on a consolidated basis. Equifax agrees to furnish to the SEC, upon request, a copy of such instruments with respect to issuances of long-term debt of Equifax and its subsidiaries.

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

10.40	Equifax Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed February 27, 2019.

Material Contracts

10.41	Commercial Paper Dealer Agreement dated May 22, 2007, between Equifax Inc. and Bank of America Securities LLC (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed May 23, 2007).
10.42
Commercial Paper Dealer Agreement dated May 22, 2007, between Equifax Inc. and SunTrust Capital Markets Securities, Inc. (incorporated by reference to Exhibit 10.2 to Equifax’s Form 8-K filed May 23, 2007).

10.43**
Settlement Agreement and Release dated July 22, 2019 between the Company and the Settlement Class Representatives (as defined therein) (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed July 22, 2019).

10.44**
Stipulated Order for Permanent Injunction and Monetary Judgment dated July 19, 2019 between the Company and the Federal Trade Commission (incorporated by reference to Exhibit 10.2 to Equifax’s Form 8-K filed July 22, 2019).

10.45**
Stipulated Order for Permanent Injunction and Monetary Judgment dated July 19, 2019 between the Company and the Bureau of Consumer Financial Protection (incorporated by reference to Exhibit 10.3 to Equifax’s Form 8-K filed July 22, 2019).

10.46**
Final Judgment and Consent Decree dated July 19, 2019 between the Company and the State of Alabama, with a schedule of the additional jurisdictions in which such agreement (consent decrees) have been approved that are substantially identical in all material respects (incorporated by reference to Exhibit 10.4 to Equifax’s Form 8-K filed July 22, 2019).

Other Exhibits and Certifications

21.1*	Subsidiaries of Equifax Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
**Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished as a supplement to the Securities and Exchange Commission upon request.

(c) Financial Statement Schedules. See Item 15(a)(2).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2020.

/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

/s/ Mark L. Feidler
Mark L. Feidler
Director and Non-Executive Chairman

/s/ G. Thomas Hough
G. Thomas Hough
Director

/s/ Robert D. Marcus
Robert D. Marcus
Director

/s/ Siri S. Marshall
Siri S. Marshall
Director

/s/ Scott A. McGregor
Scott A. McGregor
Director

/s/ John A. McKinley
John A. McKinley
Director

/s/ Robert W. Selander
Robert W. Selander
Director

/s/ Elane B. Stock
Elane B. Stock
Director

/s/ Heather Wilson
Heather Wilson
Director

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

2019

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$10.9	$5.4	$—	$(5.1)	$11.2
Deferred income tax asset valuation allowance	431.9	(61.9)	(2.0)	11.8	379.8
	$442.8	$(56.5)	$(2.0)	$6.7	$391.0

2018

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$9.1	$5.6	$—	$(3.8)	$10.9
Deferred income tax asset valuation allowance	401.8	(164.0)	(12.3)	206.4	431.9
	$410.9	$(158.4)	$(12.3)	$202.6	$442.8

2017

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$7.8	$5.0	$—	$(3.7)	$9.1
Deferred income tax asset valuation allowance	307.3	(6.1)	8.1	92.5	401.8
	$315.1	$(1.1)	$8.1	$88.8	$410.9