Form 10-Q
period 2020-03-31
EQUIFAX INC
filed 2020-04-21
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No   ☒

On April 10, 2020, there were 121,385,137 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2020

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results and statements related to the 2017 cybersecurity incident and improvements in our information technology and data security infrastructure, including as part of our EFX 2020 cloud technology, data and security transformation, our strategy, our ability to mitigate or manage disruptions posed by COVID-19, the impact of COVID-19 and changes in worldwide and U.S. economic conditions that materially impact consumer spending, consumer debt and employment and the demand for Equifax's products and services, our culture, our ability to innovate, the market acceptance of new products and services and similar statements about our business plans are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, “Item 1A. Risk Factors” and elsewhere in this report, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
(In millions, except per share amounts)
Operating revenue	$957.9	$846.1
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	414.1	387.5
Selling, general and administrative expenses	316.0	998.9
Depreciation and amortization	91.9	77.6
Total operating expenses	822.0	1,464.0
Operating income (loss)	135.9	(617.9)
Interest expense	(30.7)	(26.7)
Other income, net	45.3	2.1
Consolidated income (loss) before income taxes	150.5	(642.5)
(Provision) benefit for income taxes	(36.0)	88.1
Consolidated net income (loss)	114.5	(554.4)
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.9)	(1.5)
Net income (loss) attributable to Equifax	$112.6	$(555.9)
Basic earnings per common share:
Net income (loss) attributable to Equifax	$0.93	$(4.60)
Weighted-average shares used in computing basic earnings per share	121.3	120.7
Diluted earnings per common share:
Net income (loss) attributable to Equifax	$0.92	$(4.57)
Weighted-average shares used in computing diluted earnings per share	122.6	121.6
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2020			2019
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income (loss)	$112.6	$1.9	$114.5	$(555.9)	$1.5	$(554.4)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(291.0)	(2.2)	(293.2)	37.3	0.8	38.1
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	3.7	—	3.7	3.0	—	3.0
Change in cumulative loss from cash flow hedging transactions, net	—	—	—	0.1	—	0.1
Comprehensive (loss) income	$(174.7)	$(0.3)	$(175.0)	$(515.5)	$2.3	$(513.2)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$369.9	$401.3
Trade accounts receivable, net of allowance for doubtful accounts of $13.4 and $11.2 at March 31, 2020 and December 31, 2019, respectively	605.5	532.1
Prepaid expenses	119.9	88.1
Other current assets	53.7	187.9
Total current assets	1,149.0	1,209.4
Property and equipment:
Capitalized internal-use software and system costs	1,036.7	979.4
Data processing equipment and furniture	322.9	325.1
Land, buildings and improvements	233.6	236.3
Total property and equipment	1,593.2	1,540.8
Less accumulated depreciation and amortization	(631.1)	(593.2)
Total property and equipment, net	962.1	947.6
Goodwill	4,157.4	4,308.3
Indefinite-lived intangible assets	94.7	94.9
Purchased intangible assets, net	1,000.6	1,044.6
Other assets, net	259.0	304.2
Total assets	$7,622.8	$7,909.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.1	$3.1
Accounts payable	170.9	148.3
Accrued expenses	180.9	163.5
Accrued salaries and bonuses	86.9	156.1
Deferred revenue	111.1	104.0
Other current liabilities	590.9	784.1
Total current liabilities	1,143.8	1,359.1
Long-term debt	3,505.1	3,379.5
Deferred income tax liabilities, net	263.4	248.0
Long-term pension and other postretirement benefit liabilities	114.3	118.9
Other long-term liabilities	166.4	180.6
Total liabilities	5,193.0	5,286.1
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at March 31, 2020 and December 31, 2019; Outstanding shares - 121.4 and 121.2 at March 31, 2020 and December 31, 2019, respectively	236.6	236.6
Paid-in capital	1,431.7	1,405.1
Retained earnings	4,196.9	4,131.8
Accumulated other comprehensive loss	(918.9)	(631.6)
Treasury stock, at cost, 67.3 shares and 67.5 shares at March 31, 2020 and December 31, 2019, respectively	(2,553.9)	(2,557.4)
Stock held by employee benefit trusts, at cost, 0.6 shares at March 31, 2020 and December 31, 2019	(5.9)	(5.9)
Total Equifax shareholders’ equity	2,386.5	2,578.6
Noncontrolling interests including redeemable noncontrolling interests	43.3	44.3
Total equity	2,429.8	2,622.9
Total liabilities and equity	$7,622.8	$7,909.0

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In millions)
Operating activities:
Consolidated net income (loss)	$114.5	$(554.4)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	94.3	79.2
Stock-based compensation expense	18.8	18.1
Deferred income taxes	17.0	(89.2)
Gain on fair market value adjustment of equity investment	(32.9)	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(83.9)	(42.8)
Other assets, current and long-term	29.6	0.2
Current and long term liabilities, excluding debt	(126.6)	619.9
Cash provided by operating activities	30.8	31.0
Investing activities:
Capital expenditures	(88.0)	(114.8)
Acquisitions, net of cash acquired	(48.1)	(24.8)
Investment in unconsolidated affiliates, net	—	(25.0)
Cash (used) in investing activities	(136.1)	(164.6)
Financing activities:
Net short-term borrowings	0.2	64.7
Payments on long-term debt	—	(25.0)
Borrowings on long-term debt	125.0	50.0
Dividends paid to Equifax shareholders	(47.3)	(47.1)
Dividends paid to noncontrolling interests	(0.3)	(0.2)
Proceeds from exercise of stock options	16.7	1.9
Payment of taxes related to settlement of equity awards	—	(4.2)
Debt issuance costs	(1.6)	—
Cash provided by financing activities	92.7	40.1
Effect of foreign currency exchange rates on cash and cash equivalents	(18.8)	3.1
Decrease in cash and cash equivalents	(31.4)	(90.4)
Cash and cash equivalents, beginning of period	401.3	223.6
Cash and cash equivalents, end of period	$369.9	$133.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Three Months Ended March 31, 2020

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2019	121.2	$236.6	$1,405.1	$4,131.8	$(631.6)	$(2,557.4)	$(5.9)	$44.3	$2,622.9
Net income	—	—	—	112.6	—	—	—	1.9	114.5
Other comprehensive loss	—	—	—	—	(287.3)	—	—	(2.2)	(289.5)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	7.6	—	—	3.5	—	—	11.1
Cash dividends ($0.39 per share)	—	—	—	(47.5)	—	—	—	—	(47.5)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	18.8	—	—	—	—	—	18.8
Redeemable noncontrolling interest adjustment	—	—	—	0.4	—	—	—	(0.4)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Cumulative adjustment from change in accounting principle (See Note 1)	—	—	—	(0.4)	—	—	—	—	(0.4)
Balance, March 31, 2020	121.4	$236.6	$1,431.7	$4,196.9	$(918.9)	$(2,553.9)	$(5.9)	$43.3	$2,429.8

At March 31, 2020, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

For the Three Months Ended March 31, 2019

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2018	120.6	$236.6	$1,356.6	$4,717.8	$(626.3)	$(2,571.0)	$(5.9)	$47.9	$3,155.7
Net loss	—	—	—	(555.9)	—	—	—	1.5	(554.4)
Other comprehensive income	—	—	—	—	40.4	—	—	0.8	41.2
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	(5.5)	—	—	3.1	—	—	(2.4)
Cash dividends ($0.39 per share)	—	—	—	(47.3)	—	—	—	—	(47.3)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	18.1	—	—	—	—	—	18.1
Redeemable noncontrolling interest adjustment	—	—	—	0.8	—	—	—	(0.8)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance, March 31, 2019	120.8	$236.6	$1,369.4	$4,115.4	$(585.9)	$(2,567.9)	$(5.9)	$49.2	$2,610.9

Accumulated Other Comprehensive Loss consists of the following components:

	March 31, 2020	December 31, 2019
	(In millions)
Foreign currency translation	$(643.4)	$(352.4)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $86.6 and $88.4 at March 31, 2020 and December 31, 2019, respectively	(274.4)	(278.1)
Cash flow hedging transactions, net of accumulated tax of $0.7 at March 31, 2020 and December 31, 2019, respectively	(1.1)	(1.1)
Accumulated other comprehensive loss	$(918.9)	$(631.6)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, analyze and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of March 31, 2020, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates, have an investment in a consumer and commercial credit information company in Brazil, and have an investment in an identity authentication company in Canada.

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

Basis of Presentation.  The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of SEC Regulation S-X. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).

Our unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented and are of a normal recurring nature.

Earnings Per Share.  Our basic earnings per share, or EPS, is calculated as net income attributable to Equifax divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options, restricted stock units, or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net income (loss) amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Weighted-average shares outstanding (basic)	121.3	120.7
Effect of dilutive securities:
Stock options and restricted stock units	1.3	0.9
Weighted-average shares outstanding (diluted)	122.6	121.6

For the three months ended March 31, 2020 and 2019, stock options that were anti-dilutive were 0.7 million and 1.4 million, respectively.

Financial Instruments.  Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for similar publicly traded instruments, and for non-publicly traded instruments through valuation techniques involving observable inputs based on the specific characteristics of the debt instrument. As of March 31, 2020 and December 31, 2019, the fair value of our long-term debt, including the current portion, was $3.5 billion and $3.6 billion, respectively, compared to its carrying value of $3.5 billion and $3.4 billion, respectively.

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

        The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$34.4	$34.4	$—	$—
Deferred Compensation Plan Liability(1)	(34.4)	—	(34.4)	—
Total	$—	$34.4	$(34.4)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed various acquisitions during the three months ended March 31, 2020 and the year ended December 31, 2019. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in these acquisitions were internally or externally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macro-economic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income (Loss). Below is a rollforward of our allowance for doubtful accounts for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020	2019
	(In millions)
Allowance for doubtful accounts, beginning of period	$11.2	$10.9
Current period bad debt expense	2.5	2.0
Write-offs, net of recoveries	(0.3)	(0.4)
Allowance for doubtful accounts, end of period	$13.4	$12.5

Other Current Assets. Other current assets on our Consolidated Balance Sheets include amounts receivable from tax authorities and director and officers liability insurance receivable for costs incurred to date related to the 2017 cybersecurity incident that are reimbursable and probable for recovery under our insurance coverage. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2020, these assets were approximately $20.0 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent the Company’s operating lease right-of-use assets, our investment in unconsolidated affiliates, employee benefit trust assets, and assets related to life insurance policies covering certain officers of the Company.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of operating lease liabilities and various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 5. Other current liabilities also include corresponding amounts of other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2020, these funds were approximately $20.0 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Change in Accounting Principle. In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. As of January 1, 2020, we adopted the standard. The adoption of the standard did not have a material impact on our consolidated financial statements with the most significant impact being the increase in allowance for doubtful accounts related to our trade accounts receivable. The adoption adjustment was recorded to Retained Earnings, as seen in the Consolidated Statements of Changes in Equity.

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment (Topic 350).” This standard eliminates Step 2 from the current goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the reporting unit's carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This guidance must be applied on a prospective basis. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” which eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods therein, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The adoption of this standard did not materially impact our consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU 2018-15 requires that issuers follow the internal-use software guidance in Accounting Standards Codification (ASC) 350-40 to determine which costs to capitalize as assets or expense as incurred. The ASC 350-40 guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods therein. The adoption of the standard did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements.  Retirement Benefits. In August 2018, the FASB issued ASU No. 2018-14 “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” which requires minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. The adoption of this standard will have an impact on our disclosures and will not materially impact our consolidated financial statements.
Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting, caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. We are still evaluating the impact, but do not expect the adoption of the standard to have a material impact on our Consolidated Financial Statements.

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2020	2019	$	%
	(In millions)
Online Information Solutions	$252.8	$217.7	$35.1	16%
Mortgage Solutions	42.8	32.2	10.6	33%
Financial Marketing Services	47.6	48.4	(0.8)	(2)%
Total U.S. Information Solutions	343.2	298.3	44.9	15%
Verification Services	220.2	148.9	71.3	48%
Employer Services	81.4	79.6	1.8	2%
Total Workforce Solutions	301.6	228.5	73.1	32%
Asia Pacific	69.7	73.1	(3.4)	(5)%
Europe	66.4	68.5	(2.1)	(3)%
Latin America	43.2	47.2	(4.0)	(8)%
Canada	36.7	36.3	0.4	1%
Total International	216.0	225.1	(9.1)	(4)%
Global Consumer Solutions	97.1	94.2	2.9	3%
Total operating revenue	$957.9	$846.1	$111.8	13%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of March 31, 2020 inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$29.4
1 to 3 years	36.8
3 to 5 years	22.4
Thereafter	45.4
Total remaining performance obligation	$134.0

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

Changes in the amount of goodwill for the three months ended March 31, 2020, are as follows:

	U.S. Information Solutions	Workforce Solutions	International	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2019	$1,280.7	$1,010.4	$1,829.2	$188.0	$4,308.3
Acquisitions	—	—	52.3	—	52.3
Adjustments to initial purchase price allocation	—	0.3	—	—	0.3
Foreign currency translation	—	—	(198.8)	(4.7)	(203.5)
Balance, March 31, 2020	$1,280.7	$1,010.7	$1,682.7	$183.3	$4,157.4

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2019. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the three months ended March 31, 2020.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer credit files acquired primarily through the purchase of independent credit reporting agencies in the U.S., Canada and Australia. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2019 Form 10-K.

Purchased intangible assets at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$857.6	$(353.8)	$503.8	$904.0	$(351.8)	$552.2
Acquired software and technology	92.8	(74.0)	18.8	110.1	(84.0)	26.1
Customer relationships	650.3	(306.4)	343.9	673.0	(305.1)	367.9
Proprietary database	149.2	(24.8)	124.4	108.3	(20.9)	87.4
Non-compete agreements	7.0	(3.1)	3.9	7.8	(3.5)	4.3
Trade names and other intangible assets	14.7	(8.9)	5.8	17.3	(10.6)	6.7
Total definite-lived intangible assets	$1,771.6	$(771.0)	$1,000.6	$1,820.5	$(775.9)	$1,044.6

Amortization expense related to purchased intangible assets was $35.0 million and $34.1 million during the three months ended March 31, 2020 and 2019, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at March 31, 2020 is as follows:

Years ending December 31,	Amount
(In millions)
2020	$99.7
2021	118.5
2022	112.9
2023	112.0
2024	104.3
Thereafter	453.2
$1,000.6

4. DEBT

Debt outstanding at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
	(In millions)
Commercial paper	$—	$—
Receivables Funding Facility	125.0	—
Notes, 2.30%, due June 2021	500.0	500.0
Notes, 3.60%, due Aug 2021	300.0	300.0
Notes, Floating Rate, due Aug 2021	300.0	300.0
Notes, 3.30%, due Dec 2022	500.0	500.0
Notes, 3.95%, due May 2023	400.0	400.0
Notes, 2.60%, due December 2024	750.0	750.0
Notes, 3.25%, due June 2026	275.0	275.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	3.1	3.1
Total debt	3,528.1	3,403.1
Less short-term debt and current maturities	(3.1)	(3.1)
Less unamortized discounts and debt issuance costs	(19.9)	(20.5)
Total long-term debt, net	$3,505.1	$3,379.5

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

Senior Credit Facility.  In September 2018, the Company entered into a $1.1 billion five-year unsecured revolving credit facility with a group of financial institutions, which will mature in September 2023 (the “Revolver”). The Revolver replaced the Company’s previous $900.0 million unsecured revolving credit facility that was scheduled to mature in November 2020. Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.6 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. As of March 31, 2020, there were $0.7 million of letters of credit outstanding, no principal drawn amounts under the Revolver, and no commercial paper borrowings. Availability under the Revolver was $1.1 billion at March 31, 2020.

Commercial Paper Program.  In the second quarter of 2019, we increased our commercial paper program to $1.1 billion. Our commercial paper program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings bear interest at either a floating rate (based on LIBOR or other benchmarks), or a fixed rate, plus the applicable margin. Maturities of commercial paper can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At March 31, 2020, there were no outstanding commercial paper notes.

Receivables Funding Facility. In 2017, Equifax entered into a $225.0 million, two-year receivables funding facility (the “Receivables Facility”), which had an original maturity in November 2019. In November 2018, we amended the Receivables Facility to extend the maturity to November 2020. In December 2019, we amended the Receivables Facility to extend the maturity to December 2022. Under the Receivables Facility, Equifax and certain of its U.S. subsidiaries sell the eligible third-party receivables of its U.S. based business, to Equifax Receivables Funding LLC, a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in these accounts receivable to investors. The investors have no recourse to the Company’s other assets except for customary repurchase, warranty and indemnity claims. Creditors of Equifax do not have recourse to the assets of Equifax Receivables Funding LLC. The Receivables Facility contains standard representations, warranties and covenants made by Equifax and its U.S. subsidiaries in connection with the sale of the receivables, and any repurchase, warranty or indemnity obligations of the U.S. subsidiaries in connection with the sale of the receivables (but no obligations of Equifax Receivables Funding LLC) are guaranteed by Equifax.

There were $125.0 million in outstanding borrowings under the Receivables Facility at March 31, 2020. The Receivables Facility was supported by $276.1 million of accounts receivable as collateral at March 31, 2020 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

For additional information about our debt agreements, see Note 5 of the Notes to Consolidated Financial Statements in our 2019 Form 10-K.

5. COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Government Investigations Related to the 2017 Cybersecurity Incident.  In fiscal 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of certain personally identifiable information of U.S., Canadian and U.K. consumers. Following the 2017 cybersecurity incident, hundreds of class actions and other lawsuits were filed against us typically alleging harm from the incident and seeking various remedies, including monetary and injunctive relief. We were also subject to investigations and inquiries by federal, state and foreign governmental agencies and officials regarding the 2017 cybersecurity incident and related matters. Most of these lawsuits and government investigations have concluded or been resolved, including pursuant to the settlement agreements described below, while others remain ongoing. The Company’s participation in these settlements does not constitute an admission by the Company of any fault or liability, and the Company does not admit fault or liability.

We believe it is probable that we will incur losses associated with certain of the proceedings and investigations related to the 2017 cybersecurity incident. In 2019, we recorded expenses, net of insurance recoveries, of $800.9 million in other current liabilities and selling, general, and administrative expenses in our Consolidated Balance Sheets and Statements of Income (Loss), respectively, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described below based on a number of factors, such as the various stages of these proceedings and investigations, including matters on appeal, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The ultimate amount paid on these actions, claims and investigations in excess of the amount already accrued could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

Consumer Settlement. On July 19, 2019 and July 22, 2019, we entered into multiple agreements that resolve the U.S. consolidated consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (the “U.S. Consumer MDL Litigation”), and the investigations of the FTC, the CFPB, the Attorneys General of 48 states, the District of Columbia and Puerto Rico (the "MSAG Group") and the NYDFS (collectively, the “Consumer Settlement”). Under the terms of the Consumer Settlement, the Company will contribute $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident as well as to pay reasonable attorneys’ fees and reasonable costs and expenses for the plaintiffs’ counsel in the U.S. Consumer MDL Litigation (not to exceed $80.5 million), settlement administration and notice costs. The Company has agreed to contribute up to an additional $125.0 million to the Consumer Restitution Fund to cover certain unreimbursed costs and expenditures incurred by affected U.S. consumers in the event the $380.5 million in the Consumer Restitution Fund is exhausted. The Company also agreed to various business practice commitments related to consumer assistance and its information security program, including conducting third party assessments of its information security program.

On January 13, 2020, the Northern District of Georgia, the U.S. District Court overseeing centralized pre-trial proceedings for the U.S. Consumer MDL Litigation and numerous other federal court actions relating to the 2017 cybersecurity incident (the “MDL Court”), entered an order granting final approval of the settlement in connection with the U.S. Consumer

MDL Litigation. The MDL Court entered an amended order granting final approval of the settlement on March 17, 2020. Several objectors have appealed the final approval order. Until the appeals are finally adjudicated or dismissed, we can provide no assurance that the U.S. Consumer MDL Litigation will be resolved as contemplated by the settlement agreement. If the MDL Court’s order approving the settlement is reversed by an appellate court, there is a risk that we would not be able to settle the U.S. Consumer MDL Litigation on acceptable terms or at all, which could have a material adverse effect on our financial condition.

Other Settlements.

Securities Class Action Litigation. On February 12, 2020, we entered into a settlement agreement to resolve a consolidated putative class action lawsuit pending in the U.S. District Court for the Northern District of Georgia alleging violations of certain federal securities laws in connection with statements and alleged omissions regarding our cybersecurity systems and controls. Under the settlement, the Company agreed to create a settlement fund for the benefit of a settlement class consisting of persons and entities who purchased or otherwise acquired publicly-traded Company stock from February 25, 2016 through September 15, 2017, subject to certain exclusions. On February 25, 2020, we received preliminary court approval of the settlement. The settlement is subject to a number of other conditions, including final court approval. We can provide no assurance that all conditions will be satisfied or that final court approval will be obtained.

Shareholder Derivative Litigation. On February 12, 2020, the Company, by and through a committee of independent directors, and individual defendants entered into a settlement agreement which, subject to court approval, will resolve a consolidated putative shareholder derivative action pending in the U.S. District Court for the Northern District of Georgia alleging claims for breaches of fiduciary duties, unjust enrichment, corporate waste and insider selling by certain defendants, as well as certain claims under the federal securities laws. The settlement agreement provides for the Company’s adoption of certain governance changes and obtaining an insurance recovery for the Company. On February 24, 2020, we received preliminary court approval for the settlement. We can provide no assurance that the necessary final court approval will be obtained.

Government Lawsuits. The Company reached an agreement with each of the Attorneys General of Indiana and Massachusetts to resolve the civil enforcement actions that were filed against us in Indiana and Massachusetts state court alleging violations of commonwealth/state consumer protection laws. These settlements, in which the Company has agreed to make a monetary payment and to injunctive relief consistent with the MSAG Group settlement, received court approval in each respective jurisdiction.

Financial Institutions MDL Class Action. The Company has reached an agreement in principle to enter into a class-wide settlement that, upon submission of the final settlement documents and necessary court approvals, will resolve the consolidated financial institutions class action cases pending before the MDL Court (the “Financial Institutions MDL Litigation”). The settlement contemplates payment for claims up to a maximum amount and certain non-monetary relief. The settlement is subject to a number of conditions, including notice, and preliminary and final court approvals. We can provide no assurance that all conditions will be satisfied or that the necessary court approvals will be obtained.

Pennsylvania State Court Financial Institution Class Action. The Company has reached an agreement in principle to resolve a purported class action lawsuit brought by one of the initial named plaintiffs in Financial Institutions MDL Litigation in the Court of Common Pleas of Lawrence County, Pennsylvania on behalf of financial institutions headquartered in Pennsylvania. The claims being asserted in this matter are substantially similar to claims that previously were dismissed in the MDL proceeding for lack of standing. The settlement is subject to court approval, and we can provide no assurance that the necessary court approval will be obtained.

Indian Tribes Class Actions and City of Chicago Lawsuit. The Company has settled separate lawsuits pending in the MDL Court that were brought by three Indian Tribes purportedly on behalf of themselves and other similarly situated federally recognized Indian Tribes and Nations, as well as a lawsuit brought by the City of Chicago related to the 2017 cybersecurity incident.

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

Georgia State Court Consumer Class Actions. Four putative class actions arising from the 2017 cybersecurity incident were filed against us in Fulton County Superior Court and Fulton County State Court in Georgia based on similar allegations and theories as alleged in the U.S. Consumer MDL Litigation and seek monetary damages, injunctive relief and other related relief on behalf of Georgia citizens. These cases were transferred to a single judge in the Fulton County Business Court and three of the cases were consolidated into a single action. On July 27, 2018, the Fulton County Business Court granted the Company’s motion to stay the remaining single case, and on August 17, 2018, the Fulton County Business Court granted the Company’s motion to stay the consolidated case. These cases remain stayed pending final resolution of the U.S. Consumer MDL Litigation.

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

Government Investigations. We have cooperated with federal, state and foreign governmental agencies and officials investigating or otherwise seeking information, testimony and/or documents, regarding the 2017 cybersecurity incident and related matters and most of these investigations have been resolved as discussed in prior filings.

The U.K.’s Financial Conduct Authority (“FCA”) opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017. The investigation by the FCA has involved a number of information requirements and interviews. We continue to respond to the information requirements and are cooperating with the investigation.

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

Guarantees and General Indemnifications

We may issue standby letters of credit and performance and surety bonds in the normal course of business. The aggregate notional amounts of all performance and surety bonds and standby letters of credit was not material at March 31, 2020 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business is not material at March 31, 2020. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management variable interest entity under its commercial agreements.

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

For additional information about these and other commitments and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in our 2019 Form 10-K.

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

Effective Tax Rate

Our effective income tax rate is 23.9% for the three months ended March 31, 2020 compared to 13.7% benefit for the three months ended March 31, 2019. Our effective tax rate was higher during the first quarter of 2020 as compared to 2019 due to permanent tax differences resulting from the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident included in the 2019 effective tax rate. The 2020 first quarter rate has been adversely impacted by valuation allowances against the deferred tax assets of certain international operations, however this impact was partially offset by favorable adjustments related to the 2019 legal proceedings. Income taxes for the first quarter of 2019 were calculated using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss.

On March 27, 2020 the House passed the Coronavirus Aid, Relief, and Economic Security Act (The CARES Act), also known as the Third COVID-19 Supplemental Relief bill, and the president signed the legislation into law. We do not expect the provisions of the legislation to have a significant impact on the effective tax rate or the income tax payable and deferred income tax positions of the Company.

The adverse economic effects of the current COVID-19 pandemic have caused the Company to reassess the need for valuation allowances against deferred tax assets. As a result of this analysis the Company determined it was necessary to place valuation allowances against deferred tax assets of certain subsidiaries. The total amount of the valuation allowances recorded in the first quarter of 2020 was approximately $7.0 million.

7. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three months ended March 31, 2020, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2019	$(352.4)	$(278.1)	$(1.1)	$(631.6)
Other comprehensive loss before reclassifications	(291.0)	—	—	(291.0)
Amounts reclassified from accumulated other comprehensive loss	—	3.7	—	3.7
Net current-period other comprehensive (loss) income	(291.0)	3.7	—	(287.3)
Balance, March 31, 2020	$(643.4)	$(274.4)	$(1.1)	$(918.9)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2020, are as follows:

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$(0.1)	(1)
Recognized actuarial loss	5.1	(1)
	5.0	Total before tax
	(1.3)	Tax benefit
	$3.7	Net of tax

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (See Note 8 Benefit Plans for additional details).

Changes in accumulated other comprehensive loss related to noncontrolling interests were not material as of March 31, 2020.

8. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2019 Form 10-K.

The following table provides the components of net periodic benefit cost. The service cost component is included in selling, general and administrative expenses and the other components of net periodic benefit cost are included in other income, net in the Consolidated Statements of Income (Loss) for the three months ended March 31, 2020 and 2019:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Service cost	$0.4	$0.7	$0.1	$0.1
Interest cost	5.9	7.1	0.1	0.2
Expected return on plan assets	(8.8)	(9.0)	(0.2)	(0.2)
Amortization of prior service cost	—	0.1	(0.1)	(0.3)
Recognized actuarial loss	4.9	3.7	0.2	0.3
Total net periodic benefit cost	$2.4	$2.6	$0.1	$0.1

9. SEGMENT INFORMATION

Reportable Segments.  We manage our business and report our financial results through the following four reportable segments, which are the same as our operating segments:

- U.S. Information Solutions (“USIS”)
- Workforce Solutions
- International
- Global Consumer Solutions

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2019 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding unusual or infrequent items, if any. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. Inter-segment sales and transfers are not material for all periods presented. All transactions between segments are accounted for at fair market value or cost depending on the nature of the transaction, and no timing differences occur between segments.

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

Operating revenue and operating income by operating segment during the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
(In millions)	March 31,
Operating revenue:	2020	2019
U.S. Information Solutions	$343.2	$298.3
Workforce Solutions	301.6	228.5
International	216.0	225.1
Global Consumer Solutions	97.1	94.2
Total operating revenue	$957.9	$846.1

	Three Months Ended
(In millions)	March 31,
Operating income (loss):	2020	2019
U.S. Information Solutions	$107.6	$96.0
Workforce Solutions	133.5	96.2
International	15.3	11.2
Global Consumer Solutions	13.1	11.4
General Corporate Expense	(133.6)	(832.7)
Total operating income (loss)	$135.9	$(617.9)

Total assets by operating segment at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
(In millions)	2020	2019
Total assets:
U.S. Information Solutions	$1,933.1	$1,922.9
Workforce Solutions	1,338.8	1,338.6
International	2,754.1	2,977.0
Global Consumer Solutions	278.2	275.3
General Corporate	1,318.6	1,395.2
Total assets	$7,622.8	$7,909.0

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

Recent Events and Company Outlook

On March 11, 2020, the World Health Organization designated the novel coronavirus disease (“COVID-19”) as a global pandemic. In March of 2020, the impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results. Through the end of February 2020, consolidated revenue showed significant growth versus the same two-month period in 2019. Principally beginning in the second half of March, however, year-over-year consolidated revenue trends materially weakened. We expect consolidated revenue to be negatively impacted in the second quarter of 2020, and for negative impacts to continue until economic conditions improve.
As further described in our 2019 Form 10-K, we operate in the United States, which represented 73% of our revenue in 2019, and internationally in 24 countries. Our products and services span a wide variety of vertical markets including financial services, mortgage, federal, state and local governments, automotive, telecommunications and many others. Since mid-March 2020, we have experienced significant declines in most vertical markets, including financial services, automotive and telecommunications. The exception, particularly in the United States, is primarily in the mortgage market and our unemployment cost management business in which we are seeing significant growth, and in certain government services and our consumer direct businesses which are seeing far smaller impacts. Due to this dynamic, at present, our revenue in the United States is being impacted substantially less than our revenue internationally. We are unable to determine the severity or duration of the impact of COVID-19 on Equifax, or how the impact on the individual markets in the countries we serve will change with time.
We expect that the global COVID-19 pandemic will continue to adversely impact our business and results of operations. During this uncertain time, our critical priorities are:
(i)the health and safety of our employees and their families;
(ii)providing support to consumers;

(iii)helping our customers execute their changing business plans by providing innovative solutions combining our unique data assets and leading analytical and technology capabilities; and
(iv)executing on our EFX2020 cloud technology, data and security transformation per our previously stated plans.
In the first quarter of 2020, we executed on our business continuity plans and formed a crisis management team to address the challenges related to the ongoing COVID-19 pandemic. Since March, our employees have been working from home in each country where we operate, with only essential employees in customer support and data center operations working on site at our facilities. For employees working at our facilities, we have instituted social distancing protocols, increased the level of cleaning and sanitizing in those facilities and undertaken other actions to make these sites safer. We have also substantially reduced employee travel to only essential business needs. As part of our business continuity plans, we are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. We cannot predict when or how we will begin to lift the actions put in place as part of our business continuity plans, including work from home requirements and travel restrictions. As of the date of this filing, we do not believe our work from home protocol has materially adversely impacted our internal controls, financial reporting systems or our operations.
Our data and analytics, product and sales teams are focused on how to refine existing products and services, as well as generate new products and services, to meet changing needs of our customer in this environment. Our technology teams continue to execute on our EFX2020 cloud technology, data and security transformation, including the continued migration of our technology to cloud native environments. To date, the change in working environment has not caused meaningful disruptions in the execution of this plan.
As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs. We have significantly limited the addition of new employees and third party contracted services, eliminated all travel except where necessary to meet customer or regulatory needs, and acted to limit discretionary spending. To the extent the business disruption continues for an extended period, additional cost management actions will be considered. Any future asset impairment charges, increase in allowance for doubtful accounts, or restructuring charges could be more likely and will be dependent on the severity and duration of this crisis.
At March 31, 2020, we had approximately $370 million in cash and $1.2 billion available to borrow under our revolving credit facility that matures in September 2023 and receivables funding facility that matures in December 2022. We recently amended our revolving credit facility to increase the maximum leverage ratio through 2021 to provide us with additional financial flexibility.
In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that COVID-19 could have on our financial condition and operating results remains highly uncertain.
For more information, see “Item 1A. Risk Factors—Our business has been and will continue to be negatively impacted by the recent coronavirus outbreak.”

2017 Cybersecurity Incident

Litigation, Claims and Government Investigations. As a result of the 2017 cybersecurity incident, we are subject to a significant number of proceedings and investigations as described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q.

We believe it is probable that we will incur losses associated with certain of the proceedings and investigations related to the 2017 cybersecurity incident. In 2019, we recorded expenses, net of insurance recoveries, of $800.9 million in other current liabilities and selling, general, and administrative expenses in our Consolidated Balance Sheets and Statements of Income (Loss), respectively, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described below based on a number of factors, such as the various stages of these proceedings and investigations, including matters on appeal, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The ultimate amount paid on these actions, claims and investigations in excess of the amount already accrued could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

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
We incurred significant legal and professional services expenses related to the lawsuits, claims and government investigations to which we were a party in 2019, and expect to continue to incur these expenses until all matters are fully resolved. However, we expect that the level of legal and professional service expenses related to these matters will be significantly lower in 2020 due to the settlement of all of the significant matters in the U.S in 2019.

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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore, and the United Arab Emirates, have an investment in a consumer and commercial credit information company in Brazil, and have an investment in an identity authentication company in Canada. Approximately 76% and 72% of our revenue was generated in the U.S. during the three months ended March 31, 2020 and 2019, respectively.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2020 and 2019 were as follows:

	Key Performance Indicators
	Three Months Ended March 31,
	2020	2019
	(In millions, except per share data)
Operating revenue	$957.9	$846.1
Operating revenue change	13%	(2)%
Operating income (loss)	$135.9	$(617.9)
Operating margin	14.2%	(73.0)%
Net income (loss) attributable to Equifax	$112.6	$(555.9)
Diluted earnings (loss) per share	$0.92	$(4.57)
Cash provided by operating activities	$30.8	$31.0
Capital expenditures*	$(89.4)	$(94.7)
*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•We did not repurchase shares of our common stock during the first three months of 2020. At March 31, 2020, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

•We paid out $47.3 million or $0.39 per share in dividends to our shareholders during the first three months of 2020.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2020	2019	$	%
	(In millions)
U.S. Information Solutions	$343.2	$298.3	$44.9	15%
Workforce Solutions	301.6	228.5	73.1	32%
International	216.0	225.1	(9.1)	(4)%
Global Consumer Solutions	97.1	94.2	2.9	3%
Consolidated operating revenue	$957.9	$846.1	$111.8	13%

Revenue increased by $111.8 million, or 13%, in the first three months of 2020 compared to the same period in 2019. Total revenue was negatively impacted by foreign exchange rates, which decreased revenue by $16.0 million, or 2%, for the first three months of 2020, compared to the same period in 2019.

Revenue in the first quarter of 2020 increased due to growth in our Workforce Solutions, USIS and GCS segments, partially offset by the negative foreign exchange impacts within our International segment. Revenue growth was negatively impacted due to a significant decline in the second half of March in non-mortgage related revenue in USIS and across International, due to the impact of COVID-19.

Operating Expenses

	Three Months Ended March 31,		Change
Consolidated Operating Expenses	2020	2019	$	%
	(In millions)
Consolidated cost of services	$414.1	$387.5	$26.6	7%
Consolidated selling, general and administrative expenses	316.0	998.9	(682.9)	(68)%
Consolidated depreciation and amortization expense	91.9	77.6	14.3	18%
Consolidated operating expenses	$822.0	$1,464.0	$(642.0)	(44)%

Cost of services increased $26.6 million in the first quarter of 2020, compared to the same period in 2019. The first quarter increase is due to an increase in royalty and production costs, partially offset by a decrease in incremental technology and data security costs related to our ongoing technology transformation. The impact of changes in foreign exchange rates on costs of services was a decrease of $7.0 million in the first quarter of 2020.

Selling, general and administrative expenses decreased $682.9 million in the first quarter of 2020, compared to the same periods in 2019 due to a $690.0 million legal accrual associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident recorded in the first quarter of 2019, that did not recur in 2020. The impact of changes in foreign currency exchange rates decreased selling, general and administrative expenses by $5.0 million in the first quarter of 2020.

Depreciation and amortization expense increased $14.3 million for the first quarter of 2020, compared to the same period in 2019. The increases are due to the higher amortization of capitalized internal-use software and system costs.

Operating Income and Operating Margin

	Three Months Ended March 31,		Change
Consolidated Operating Income (Loss)	2020	2019	$	%
	(In millions)
Consolidated operating revenue	$957.9	$846.1	$111.8	13%
Consolidated operating expenses	822.0	1,464.0	(642.0)	(44)%
Consolidated operating income (loss)	$135.9	$(617.9)	$753.8	122%
Consolidated operating margin	14.2%	(73.0)%		87.2	pts

Total company operating margin increased by 87.2% in the first quarter of 2020 compared to the same period in 2019.

The increased margin in the first quarter of 2020 is primarily due to increased revenue and the prior year accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident that did not recur in 2020, partially offset by increased royalty costs.

Interest Expense and Other Income, net

	Three Months Ended March 31,		Change
Consolidated Interest Expense and Other Income, net	2020	2019	$	%
	(In millions)
Consolidated interest expense	$(30.7)	$(26.7)	$(4.0)	15%
Consolidated other income, net	45.3	2.1	43.2	nm
Average cost of debt	3.6%	4.0%
Total consolidated debt, net, at quarter end	$3,508.2	$2,726.6	$781.6	29%
nm - not meaningful

Interest expense increased $4.0 million for the first quarter of 2020, compared to the same period in 2019. The increase is due to an increase in our consolidated debt balance resulting from the issuance of senior notes in fourth quarter of 2019.

Other income, net, increased by $43.2 million in the first quarter of 2020 compared to the same period in 2019. The increase is primarily due to a $32.9 million gain recorded related to a fair value adjustment of our equity investment in India, for which we completed the acquisition of the remaining shareholder interests in the first quarter of 2020, and gain on the foreign currency impact of certain intercompany loans.

Income Taxes

	Three Months Ended March 31,		Change
Consolidated (Provision) Benefit for Income Taxes	2020	2019	$	%
	(In millions)
Consolidated (provision) benefit for income taxes	$(36.0)	$88.1	$(124.1)	(141)%
Effective income tax rate	23.9%	(13.7)%

Our effective income tax rate is 23.9% for the three months ended March 31, 2020 compared to a 13.7% benefit for the three months ended March 31, 2019. Our effective tax rate was higher during the first quarter of 2020 as compared to 2019 due to permanent tax differences resulting from the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident included in the 2019 effective tax rate. The 2020 first quarter rate has been adversely impacted by valuation allowances against the deferred tax assets of certain international operations, however this impact was partially offset by favorable adjustments related to the 2019 legal proceedings.

Net Income

	Three Months Ended March 31,		Change
Consolidated Net Income (Loss)	2020	2019	$	%
	(In millions, except per share amounts)
Consolidated operating income (loss)	$135.9	$(617.9)	$753.8	122%
Consolidated other income (expense), net	14.6	(24.6)	39.2	159%
Consolidated (provision) benefit for income taxes	(36.0)	88.1	(124.1)	(141)%
Consolidated net income (loss)	114.5	(554.4)	668.9	121%
Net income attributable to noncontrolling interests	(1.9)	(1.5)	(0.4)	23%
Net income (loss) attributable to Equifax	$112.6	$(555.9)	$668.5	120%
Diluted earnings per common share:
Net income (loss) attributable to Equifax	$0.92	$(4.57)	$5.49	120%
Weighted-average shares used in computing diluted earnings per share	122.6	121.6

Consolidated net income (loss) increased by $668.9 million in the first quarter of 2020, compared to the same period in 2019. The increase in the first quarter of 2020 is due to increased operating income resulting from the increase in revenue, the prior year accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident that did not recur in 2020 and an increase in Other Income resulting from the fair value adjustment of the India equity investment, partially offset by an increase in tax expense, depreciation of capitalized projects, and royalty costs.

Segment Financial Results

USIS

	Three Months Ended March 31,		Change
U.S. Information Solutions	2020	2019	$		%
	(In millions)
Operating revenue:
Online Information Solutions	$252.8	$217.7	$35.1		16%
Mortgage Solutions	42.8	32.2	10.6		33%
Financial Marketing Services	47.6	48.4	(0.8)		(2)%
Total operating revenue	$343.2	$298.3	$44.9		15%
% of consolidated revenue	36%	35%
Total operating income	$107.6	$96.0	$11.6		12%
Operating margin	31.4%	32.2%		(0.8)	pts

USIS revenue increased by 15% in the first quarter of 2020, compared to the same period in 2019. The increases are due to improvements in our core credit decisioning services volumes, improvement in mortgage market inquiries and revenue from acquisitions.

Online Information Solutions

Revenue increased by 16% in the first quarter of 2020 compared to the same period in 2019. The increase in the first quarter is due to an increase in core credit decisioning services volumes and revenue from an acquisition that occurred in the second quarter of 2019. In the latter half of March, non-mortgage online revenue declined due to the impact of COVID-19.

Mortgage Solutions

Revenue increased by 33% for the first quarter of 2020, compared to the same period in 2019. The increase is due to increased mortgage market transaction volumes.

Financial Marketing Services

Revenue decreased 2% for the first quarter of 2020, compared to the same period in 2019 due to the timing of project related revenue.

USIS Operating Margin

USIS operating margin decreased slightly from 32.2% in the first quarter of 2019 to 31.4% in the first quarter of 2020. The margin decrease during the first quarter of 2020 was due to the increase in royalty and technology costs, as well as incremental technology and data security costs.

Workforce Solutions

	Three Months Ended March 31,		Change
Workforce Solutions	2020	2019	$	%
	(In millions)
Operating revenue:
Verification Services	$220.2	$148.9	$71.3	48%
Employer Services	81.4	79.6	1.8	2%
Total operating revenue	$301.6	$228.5	$73.1	32%
% of consolidated revenue	31%	27%
Total operating income	$133.5	$96.2	$37.3	39%
Operating margin	44.3%	42.1%		2.2	pts

Workforce Solutions revenue increased by 32% in the first quarter of 2020, compared to the same period in 2019. The increase for the first quarter was due to strong growth in Verification Services and a slight increase in Employer Services, driven by growth in unemployment claims management in March.

Verification Services

Revenue increased by 48% in the first quarter of 2020, compared to the same period in 2019 due to strong growth in the mortgage and government verticals and continued addition of new records to The Work Number database. In the second half of March, revenue from the commercial non-mortgage segment of Verification Services, including the talent acquisition, debt management and auto segments, began to see declines in revenue versus the same period in 2019 due to the impact of COVID-19.

Employer Services

Revenue increased by 2% in the first quarter of 2020, compared to the same period in 2019. The increase is due to increases in our unemployment claims management services that occurred in the second half of March as US unemployment claims increased substantially, and acquisition revenue.

Workforce Solutions Operating Margin

Operating margin increased to 44.3% for the first quarter of 2020 from 42.1% for the first quarter of 2019. The increased margin was due to the increase in revenue and partially offset by increases in royalty, people, and technology costs.

International

	Three Months Ended March 31,		Change
International	2020	2019	$		%
	(In millions)
Operating revenue:
Asia Pacific	$69.7	$73.1	$(3.4)		(5)%
Europe	66.4	68.5	(2.1)		(3)%
Latin America	43.2	47.2	(4.0)		(8)%
Canada	36.7	36.3	0.4		1%
Total operating revenue	$216.0	$225.1	$(9.1)		(4)%
% of consolidated revenue	23%	27%
Total operating income	$15.3	$11.2	$4.1		37%
Operating margin	7.1%	5.0%		2.1	pts

International revenue decreased by 4% in the first quarter of 2020, compared to the same period in 2019. Local currency revenue growth for the first quarter of 2020 was 3%, driven by growth across the Latin America, Asia Pacific and Canada regions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $15.8 million, or 7%, during the first quarter of 2020. Revenue growth was negatively impacted due to a significant decline in volume in the second half of March in each of the four regions within our International business, due to the impact of COVID-19.

Asia Pacific

On a local currency basis, revenue increased 3% in the first quarter of 2020, compared to the same period in 2019. The increase in the first quarter of 2020 was driven by an increase in our commercial business, higher click volumes and acquisition revenue, partially offset by decreases in our marketing services and direct-to-consumer related revenue. Local currency fluctuations negatively impacted revenue by $5.7 million, or 8% for the first quarter of 2019. Reported revenue decreased by 5% in the first quarter of 2020.

Europe

On a local currency basis, revenue decreased by 1% in first quarter of 2020 compared to the same period in 2019. The decreases are primarily in the U.K. consumer credit business, driven by the impacts related to COVID-19 on online volumes and Spain debt services. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.4 million, or 2%, for the first quarter of 2020. Reported revenue decreased by 3% in the first quarter of 2020.

Latin America

On a local currency basis, revenue increased by 9% in the first quarter of 2020, compared to the same period in 2019. The increase was driven by growth in consumer credit operations in Argentina and Chile. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $8.3 million, or 17%, in the first quarter of 2020, primarily from Argentina and Chile. Reported revenue decreased by 8% in the first quarter of 2020.

Canada

On a local currency basis, revenue increased by 2% in the first quarter of 2020, compared to the same period in 2019. The increase is due to growth in consumer credit revenues. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.4 million, or 1%, in the first quarter of 2020. Reported revenue increased by 1% in the first quarter of 2020.

International Operating Margin

Operating margin increased to 7.1% in the first quarter of 2020 from 5.0% in the first quarter of 2019. The increased margin in the first quarter was due to a decrease in people costs driven by restructuring actions taken in 2019.

Global Consumer Solutions

	Three Months Ended March 31,		Change
Global Consumer Solutions	2020	2019	$	%
	(In millions)
Total operating revenue	$97.1	$94.2	$2.9	3%
% of consolidated revenue	10%	11%
Total operating income	$13.1	$11.4	$1.7	15%
Operating margin	13.5%	12.1%		1.4	pts

Revenue increased 3% for the first quarter of 2020, compared to the same period in 2019. The increase in the first quarter of 2020 was driven by an increase in North America partner and benefits revenue, partially offset by a decrease in direct to consumer revenue. Local currency fluctuations had minimal impact on the first quarter of 2020.

Global Consumer Solutions Operating Margin

Operating margin increased to 13.5% in the first quarter of 2020 from 12.1% in the first quarter of 2019. The increased margin in the first quarter is due to an increase in revenue and decrease in people costs, partially offset by an increase in production costs and software expenses.

General Corporate Expense

	Three Months Ended March 31,		Change
General Corporate Expense	2020	2019	$	%
	(In millions)
General corporate expense	$133.6	$832.7	$(699.1)	(84)%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, security, data and analytics, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense decreased $699.1 million in the first quarter of 2020, compared to the prior year periods. The decrease in the first quarter is primarily due to an accrual of $690.0 million for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident and restructuring charges recorded in the prior year, that did not recur in 2020.

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

Sources and Uses of Cash

Funds generated by operating activities, our Revolver and related commercial paper program and our Receivables Facility, more fully described below, are our most significant sources of liquidity. The Company has and expects to make payments to resolve certain legal proceedings and investigations related to the 2017 cybersecurity incident, described more fully in “Item 1. Legal Proceedings” in this Form 10-Q. Through March 31, 2020, the Company made payments of $391.2 million for legal settlements related to the 2017 cybersecurity incident. The remaining $355.3 million to be paid to the Consumer Restitution Fund will be made after a final adjudication affirming the U.S. Consumer MDL Litigation Settlement or dismissal of the pending appeals. Although we expect this payment and the remaining settlement payments to be made later in 2020 or 2021, we can give no assurance that these payments will occur in 2020 due to pending approvals or appeals. As a result of the possible payments that could be made in 2020 related to the losses associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident, funds generated by operating activities are not expected to be sufficient to fund working capital and other cash requirements throughout 2020. Our plan is to finance the payments with existing borrowing capacity, including under our Revolver. At March 31, 2020, $1.1 billion was available to borrow under our Revolver. As of March 31, 2020, $100.0 million was available to borrow under our Receivables Facility. In the event that additional financing is needed, we would finance using the public and private corporate bond markets and/or syndicated loan markets, if available.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of March 31, 2020, we held $159.7 million of cash in our foreign subsidiaries.

        Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2020	2019	2020 vs. 2019
	(In millions)
Operating activities	$30.8	$31.0	$(0.2)
Investing activities	$(136.1)	$(164.6)	$28.5
Financing activities	$92.7	$40.1	$52.6

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2020 was relatively flat compared the prior year period. The increased net income was offset by the partial payment of accrued losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident, net of insurance proceeds, and decreases in net working capital.

Investing Activities

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash used in:	2020	2019	2020 vs. 2019
	(In millions)
Capital expenditures*	$(88.0)	$(114.8)	$26.8
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

Capital expenditures paid in the first three months of 2020 decreased by $26.8 million from the same period in 2019. We are continuing to invest in enhanced technology systems, infrastructure and data security after the 2017 cybersecurity incident.

Acquisitions, Divestitures and Investments

	Three Months Ended March 31,		Change
Net cash used in:	2020	2019	2020 vs. 2019
	(In millions)
Acquisitions, net of cash acquired	$(48.1)	$(24.8)	$(23.3)
Investment in unconsolidated affiliates, net	$—	$(25.0)	$25.0

During the first three months of 2020, we acquired the remaining interest in our India joint venture, within the International segment. During the first three months of 2019, we completed an acquisition in our Workforce Solutions segment.

Financing Activities

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2020	2019	2020 vs. 2019
	(In millions)
Net short-term borrowings	$0.2	$64.7	$(64.5)
Payments on long-term debt	$—	$(25.0)	$25.0
Borrowings on long-term debt	$125.0	$50.0	$75.0

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

Our $1.1 billion commercial paper (CP) program has been established to allow for borrowing through the private placement of CP with maturities ranging from overnight to 397 days. We may use the proceeds of CP for general corporate purposes. The CP program is supported by our Revolver and the total amount of CP which may be issued is reduced by the amount of any outstanding borrowings under our Revolver.

As of March 31, 2020, there were $0.7 million of letters of credit issued under the Revolver, no principal drawn amounts under the Revolver, and no commercial paper borrowings. Availability under the Revolver was $1.1 billion at March 31, 2020.

At March 31, 2020, 88% of our debt was fixed-rate debt and 12% was effectively variable debt. Our variable-rate debt consists of the Floating Rate Senior Notes, our commercial paper and our Receivables Facility. The interest rates reset periodically, depending on the terms of the respective financing agreements. At March 31, 2020, the interest rates on our variable-rate debt ranged from 2.56% to 2.63%.

Borrowing and Repayment Activity

We primarily borrow under our CP program, on our Revolver, or our Receivables Facility as needed and availability allows.

Net short-term borrowings primarily represent borrowings or repayments of outstanding amounts under our CP program. The increase in the first three months of 2019 primarily reflect the net activity of CP notes.

Payments on long-term debt reflect $25.0 million payments made on our Receivables Facility in first three months of 2019.

Borrowings on long-term debt represent the net proceeds received from draw downs on our Receivables Facility in the first three months of 2020 and 2019.

There were $125.0 million of borrowings under the Receivables Facility as of March 31, 2020. The Receivables Facility was supported by $276.1 million of accounts receivable as collateral at March 31, 2020 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and Revolver, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on mortgages, liens, and sale/leaseback transactions. In addition, the Revolver requires us to maintain a maximum leverage ratio of not more than 3.5 to 1.0. As permitted under the terms of the Revolver, we made the election to increase the covenant to 4.0 to 1.0, effective for four consecutive quarters, beginning in the second quarter of 2019 and continuing through the first quarter of 2020. As of March 31, 2020, we were in compliance with all of our debt covenants.

On April 10, 2020, we amended our existing revolving credit facility to increase the maximum leverage ratios to provide additional financial flexibility. The Amendment increases the maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA for the preceding four quarters, to (i) 4.5 to 1.0 for fiscal quarters ending on June 30, 2020 through and including September 30, 2021 and (ii) 4.0 to 1.0 for the fiscal quarter ending on December 31, 2021. The maximum leverage ratio will return to 3.5 to 1.0 beginning with the fiscal quarter ending March 31, 2022 and thereafter. Beginning January 1, 2021, the Company may also elect to increase the maximum leverage ratio by 0.5 to 1.0 (not to exceed 4.5 to 1.0) in connection with certain material acquisitions if the Company satisfies certain requirements.

The Amendment also (i) permits cash in excess of $200 million to be netted against debt in the calculation of the leverage ratio through September 30, 2021, subject to certain restrictions and (ii) extends the add-back of certain expenses related to the 2017 cybersecurity incident to the definition of Consolidated EBITDA through December 31, 2021.

The Company does not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 2.3% senior notes due 2021, 3.6% senior notes due 2021, floating rate notes due 2021, 3.3% senior notes due 2022, 3.95% senior notes due 2023, 3.25% senior notes due 2026, and 7.0% senior notes due 2037 (together, the “Senior Notes”) contain change in control provisions. If the Company experiences a change in control or publicly announces the Company’s intention to effect a change in control and the rating on the Senior Notes is lowered by each of Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change in control or notice thereof, we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. As of March 31, 2020, our S&P credit rating was BBB with a negative outlook and our Moody’s credit rating was Baa1 with a negative outlook. These ratings are subject to change as events and circumstances change. In April of 2020, our Moody's credit rating was revised one-notch lower to Baa2 and our outlook revised to stable.

 For additional information about our debt, including the terms of our financing arrangements, basis for floating interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2019 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2020	2019	2020 vs. 2019
	(In millions)
Dividends paid to Equifax shareholders	$(47.3)	$(47.1)	$(0.2)
Dividends paid to noncontrolling interests	$(0.3)	$(0.2)	$(0.1)
Proceeds from exercise of stock options	$16.7	$1.9	$14.8

        Sources and uses of cash related to equity during the three months ended March 31, 2020 and 2019 were as follows:

-  During the first three months of 2020 and 2019, we did not repurchase any shares of our stock.

- We maintained our quarterly dividend of $0.39 per share in the first quarter of 2019. We paid cash dividends to Equifax shareholders of $47.3 million and $47.1 million, or $0.39 per share, during the three months ended March 31, 2020 and 2019, respectively.

- We received cash of $16.7 million and $1.9 million during the first three months of 2020 and 2019, respectively, from the exercise of stock options.

At March 31, 2020, the Company had $590.1 million remaining for stock repurchases under the existing Board authorization.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations have not changed materially from those reported in our 2019 Form 10-K. For additional information about certain obligations and contingencies, see Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2019 Form 10-K.

Benefit Plans

At December 31, 2019, our U.S. Retirement Income Plan, or USRIP, met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, our CP program, our Revolver and our Receivables Facility.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2019 Form 10-K.

Seasonality

Traditionally we experience seasonality in certain of our revenue streams. Revenue generated by the online consumer information services component of our USIS operating segment are typically the lowest during the first quarter, when consumer lending activity is at a seasonal low. Revenue generated from the Employer Services business unit within the Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of Form W-2, 1094, and 1095 preparation services which occur in the first quarter each year. Revenue generated from our financial wealth asset products and data management services in our Financial Marketing Services business are generally higher in the fourth quarter each year. Mortgage related revenue is generally higher in the second and third quarters of the year due to the increase in consumer home purchasing during the summer in the U.S. Due to the COVID-19 pandemic, as described above within “Recent Events and Company Outlook,” we are unsure of how future results will compare to historic seasonality trends.

Foreign Currency

Argentina has experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina has been deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as highly inflationary which resulted in the recognition of a $0.2 million foreign currency loss that was recorded in other income, net in our Consolidated Statements of Income (Loss) during the three months ended March 31, 2020.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2019 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A, and Note 1 of the Notes to Consolidated Financial Statements, in our 2019 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2019 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2020.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation and Investigations related to the 2017 Cybersecurity Incident

In fiscal 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of certain personally identifiable information of U.S., Canadian and U.K. consumers. Following the 2017 cybersecurity incident, hundreds of class actions and other lawsuits were filed against us typically alleging harm from the incident and seeking various remedies, including monetary and injunctive relief. We were also subject to investigations and inquiries by federal, state and foreign governmental agencies and officials regarding the 2017 cybersecurity incident and related matters. Most of these lawsuits and government investigations have concluded or been resolved, including pursuant to the settlement agreements described below, while others remain ongoing. The Company’s participation in these settlements does not constitute an admission by the Company of any fault or liability, and the Company does not admit fault or liability.

Consumer Settlement.

On July 19, 2019 and July 22, 2019, we entered into multiple agreements that resolve the U.S. consolidated consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (the “U.S. Consumer MDL Litigation”), and the investigations of the FTC, the CFPB, the Attorneys General of 48 states, the District of Columbia and Puerto Rico (the "MSAG Group") and the NYDFS (collectively, the “Consumer Settlement”). Under the terms of the Consumer Settlement, the Company will contribute $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident as well as to pay reasonable attorneys’ fees and reasonable costs and expenses for the plaintiffs’ counsel in the U.S. Consumer MDL Litigation (not to exceed $80.5 million), settlement administration and notice costs. The Company has agreed to contribute up to an additional $125.0 million to the Consumer Restitution Fund to cover certain unreimbursed costs and expenditures incurred by affected U.S. consumers in the event the $380.5 million in the Consumer Restitution Fund is exhausted. The Company also agreed to various business practice commitments related to consumer assistance and its information security program, including conducting third party assessments of its information security program.

On January 13, 2020, the Northern District of Georgia, the U.S. District Court overseeing centralized pre-trial proceedings for the U.S. Consumer MDL Litigation and numerous other federal court actions relating to the 2017 cybersecurity incident (the “MDL Court”), entered an order granting final approval of the settlement in connection with the U.S. Consumer MDL Litigation. The MDL Court entered an amended order granting final approval of the settlement on March 17, 2020. Several objectors have appealed the final approval order. Until the appeals are finally adjudicated or dismissed, we can provide no assurance that the U.S. Consumer MDL Litigation will be resolved as contemplated by the settlement agreement. If the MDL Court’s order approving the settlement is reversed by an appellate court, there is a risk that we would not be able to settle the U.S. Consumer MDL Litigation on acceptable terms or at all, which could have a material adverse effect on our financial condition.

Other Settlements.

Securities Class Action Litigation. On February 12, 2020, we entered into a settlement agreement to resolve a consolidated putative class action lawsuit pending in the U.S. District Court for the Northern District of Georgia alleging violations of certain federal securities laws in connection with statements and alleged omissions regarding our cybersecurity systems and controls. Under the settlement, the Company agreed to create a settlement fund for the benefit of a settlement class consisting of persons and entities who purchased or otherwise acquired publicly-traded Company stock from February 25, 2016 through September 15, 2017, subject to certain exclusions. On February 25, 2020, we received preliminary court approval of the settlement. The settlement is subject to a number of other conditions, including final court approval. We can provide no assurance that all conditions will be satisfied or that final court approval will be obtained.

Shareholder Derivative Litigation. On February 12, 2020, the Company, by and through a committee of independent directors, and individual defendants entered into a settlement agreement which, subject to court approval, will resolve a consolidated putative shareholder derivative action pending in the U.S. District Court for the Northern District of Georgia alleging claims for breaches of fiduciary duties, unjust enrichment, corporate waste and insider selling by certain defendants, as well as certain claims under the federal securities laws. The settlement agreement provides for the Company’s adoption of certain governance changes and obtaining an insurance recovery for the Company. On February 24, 2020, we received preliminary court approval for the settlement. We can provide no assurance that the necessary final court approval will be obtained.

Government Lawsuits. The Company reached an agreement with each of the Attorneys General of Indiana and Massachusetts to resolve the civil enforcement actions that were filed against us in Indiana and Massachusetts state court alleging violations of commonwealth/state consumer protection laws. These settlements, in which the Company has agreed to make a monetary payment and to injunctive relief consistent with the MSAG Group settlement, received court approval in each respective jurisdiction.

Financial Institutions MDL Class Action. The Company has reached an agreement in principle to enter into a class-wide settlement that, upon submission of the final settlement documents and necessary court approvals, will resolve the consolidated financial institutions class action cases pending before the MDL Court (the “Financial Institutions MDL Litigation”). The settlement contemplates payment for claims up to a maximum amount and certain non-monetary relief. The settlement is subject to a number of conditions, including notice, and preliminary and final court approvals. We can provide no assurance that all conditions will be satisfied or that the necessary court approvals will be obtained.

Pennsylvania State Court Financial Institution Class Action. The Company has reached an agreement in principle to resolve a purported class action lawsuit brought by one of the initial named plaintiffs in Financial Institutions MDL Litigation in the Court of Common Pleas of Lawrence County, Pennsylvania on behalf of financial institutions headquartered in Pennsylvania. The claims being asserted in this matter are substantially similar to claims that previously were dismissed in the MDL proceeding for lack of standing. The settlement is subject to court approval, and we can provide no assurance that the necessary court approval will be obtained.

Indian Tribes Class Actions and City of Chicago Lawsuit. The Company has settled separate lawsuits pending in the MDL Court that were brought by three Indian Tribes purportedly on behalf of themselves and other similarly situated federally recognized Indian Tribes and Nations, as well as a lawsuit brought by the City of Chicago related to the 2017 cybersecurity incident.

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

Georgia State Court Consumer Class Actions. Four putative class actions arising from the 2017 cybersecurity incident were filed against us in Fulton County Superior Court and Fulton County State Court in Georgia based on similar allegations and theories as alleged in the U.S. Consumer MDL Litigation and seek monetary damages, injunctive relief and other related relief on behalf of Georgia citizens. These cases were transferred to a single judge in the Fulton County Business Court and three of the cases were consolidated into a single action. On July 27, 2018, the Fulton County Business Court granted the Company’s motion to stay the remaining single case, and on August 17, 2018, the Fulton County Business Court granted the Company’s motion to stay the consolidated case. These cases remain stayed pending final resolution of the U.S. Consumer MDL Litigation.

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

Government Investigations. We have cooperated with federal, state and foreign governmental agencies and officials investigating or otherwise seeking information, testimony and/or documents, regarding the 2017 cybersecurity incident and related matters and most of these investigations have been resolved as discussed in prior filings.

The U.K.’s Financial Conduct Authority (“FCA”) opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017. The investigation by the FCA has involved a number of information requirements and interviews. We continue to respond to the information requirements and are cooperating with the investigation.

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

ACCC Investigation

In March 2017, the Australian Competition and Consumer Commission (the “ACCC”) commenced an investigation to determine whether the Company has been or is engaged in unlawful acts or practices relating to advertising, marketing and sale of consumer reports, credit scores or credit monitoring products in violation of the Australian Consumer Law, which prohibits misleading or deceptive conduct and false representations. The ACCC issued a number of notices to produce documents and information. On March 16, 2018, the ACCC commenced proceedings against the Company. The proceedings were settled on October 2, 2018 and formally concluded on November 30, 2019. Pursuant to the settlement, Equifax paid a monetary penalty and provided refunds to certain impacted consumers. As it was not possible to refund all impacted customers, Equifax has undertaken to the ACCC to refund those customers if and when their current address and/or bank account details become known. On February 3, 2020, the ACCC advised Equifax that it considered the matter to be finalized. Remaining outstanding refund requests will continue to be followed up and processed if Equifax is contacted.

California Bankruptcy Litigation

In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award. Mailing of the supplemental notice was completed on February 15, 2011 and the deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order vacating the settlement and remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiffs and granted the motion of counsel for the settling plaintiffs to be appointed as interim lead class counsel. On March 28, 2016, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s lead counsel appointment. On January 9, 2017, the United States Supreme Court denied the objectors’ Petition for a Writ of Certiorari. The parties re-engaged in settlement discussions, including participation in mediations in August 2016 and November 2016, and reached an agreement to again settle the monetary claims. Settlement documents were filed with the District Court on April 14, 2017. On June 16, 2017, the Court granted preliminary approval of the proposed settlement, conditionally certified the settlement class, and appointed class counsel and administrator. A Final Fairness Hearing was held on December 11, 2017 and on April 6, 2018, the Court granted final approval. A Notice of Appeal was filed on May 7, 2018. Following the Notice of Appeal, the parties reached a Stipulation Regarding Attorneys’ Fees and Costs with the District Court subject to affirmance of the settlement with the U.S. Court of Appeals for the Ninth Circuit. On December 12, 2019, the Ninth Circuit affirmed the settlement and remanded to the District Court for recalculation of the attorneys’ fee award to class counsel. On January 10, 2020, the objecting plaintiffs filed a Petition for Rehearing and Rehearing En Banc which was denied. On March 16, 2020, the objecting plaintiffs filed a Petition for Writ of Certiorari with the United States Supreme Court.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K except as set forth below. The risk factors set forth below update, and should be read together with, the risk factors in our 2019 Form 10-K.

Our business has been and will continue to be negatively impacted by the recent COVID-19 outbreak.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the recent global outbreak of COVID-19. The COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread have adversely impacted the global economy, leading to reduced consumer spending and lending activities and disruptions and volatility in the global capital markets. Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions. As a result, we experienced a significant decline in revenue during the second half of March 2020. We expect that the negative impacts of the COVID-19 pandemic on our operating revenue may continue until economic conditions improve.

We continue to work with our stakeholders (including customers, employees, consumers, suppliers, business partners and local communities) to responsibly address this global pandemic. We will continue to monitor the situation and assess possible implications to our business and our stakeholders and will take appropriate actions in an effort to mitigate adverse consequences. We cannot assure you that we will be successful in any such mitigation efforts. The extent to which the coronavirus will continue to negatively impact our operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, outbreaks occurring at any of our facilities, the actions taken to control the spread of COVID-19 or treat its impact, and changes in worldwide and U.S. economic conditions. Further deteriorations in economic conditions, as a result of the COVID-19 pandemic or otherwise, could lead to a further or prolonged decline in demand for our products and services and negatively impact our business. It may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and its resulting economic impact, but it could have a material adverse effect on our business, financial position, results of operations and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, such as our need to generate sufficient cash flows to service our indebtedness and our ability to protect our information technology networks and infrastructure from unauthorized access, misuse, malware, phishing and other events that could have a security impact as a result of our remote working environment or otherwise.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2020:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
January 1 - January 31, 2020	1,115	$—	—	$590,092,166
February 1 - February 29, 2020	28,475	$—	—	$590,092,166
March 1 - March 31, 2020	5,733	$—	—	$590,092,166
Total	35,323		—

(1)The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 1,115 shares for the month of January 2020, 28,475 shares for the month of February 2020, and 5,733 shares for the month of March 2020.

(2)Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)At March 31, 2020, the amount authorized for future share repurchases under the share repurchase program was $590.1 million. The program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date:	April 21, 2020	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	April 21, 2020		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	April 21, 2020		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)