Form 10-Q
period 2020-06-30
EQUIFAX INC
filed 2020-07-23
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No   ☒

On July 10, 2020, there were 121,457,456 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2020

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, the 2017 cybersecurity incident, improvements in our information technology and data security infrastructure, including as part of our EFX 2020 cloud technology, data and security transformation, our strategy, our ability to mitigate or manage disruptions posed by COVID-19, the impact of COVID-19 and changes in U.S. and worldwide economic conditions that materially impact consumer spending, consumer debt and employment and the demand for Equifax's products and services, our culture, our ability to innovate, the market acceptance of new products and services and similar statements about our business plans are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the three months ended March 31, 2020, in Part II, “Item 1A. Risk Factors” and elsewhere in this report, and those described from time to time in our future reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2020	2019
(In millions, except per share amounts)
Operating revenue	$982.8	$880.0
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	409.3	376.9
Selling, general and administrative expenses	309.9	306.8
Depreciation and amortization	96.8	82.5
Total operating expenses	816.0	766.2
Operating income	166.8	113.8
Interest expense	(36.6)	(27.6)
Other (loss) income, net	(7.5)	2.8
Consolidated income before income taxes	122.7	89.0
Provision for income taxes	(26.6)	(20.7)
Consolidated net income	96.1	68.3
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(0.2)	(1.5)
Net income attributable to Equifax	$95.9	$66.8
Basic earnings per common share:
Net income attributable to Equifax	$0.79	$0.55
Weighted-average shares used in computing basic earnings per share	121.4	120.8
Diluted earnings per common share:
Net income attributable to Equifax	$0.78	$0.55
Weighted-average shares used in computing diluted earnings per share	122.7	122.0
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
(In millions, except per share amounts)	(Unaudited)
Operating revenue	$1,940.8	$1,726.1
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	823.4	764.4
Selling, general and administrative expenses	626.0	1,305.6
Depreciation and amortization	188.7	160.1
Total operating expenses	1,638.1	2,230.1
Operating income (loss)	302.7	(504.0)
Interest expense	(67.3)	(54.3)
Other income, net	37.8	4.9
Consolidated income (loss) before income taxes	273.2	(553.4)
(Provision) benefit for income taxes	(62.6)	67.3
Consolidated net income (loss)	210.6	(486.1)
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(2.1)	(3.0)
Net income (loss) attributable to Equifax	$208.5	$(489.1)
Basic earnings per common share:
Net income (loss) attributable to Equifax	$1.72	$(4.05)
Weighted-average shares used in computing basic earnings per share	121.4	120.8
Diluted earnings per common share:
Net income (loss) attributable to Equifax	$1.70	$(4.02)
Weighted-average shares used in computing diluted earnings per share	122.7	121.8
Dividends per common share	$0.78	$0.78

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,
	2020			2019
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$95.9	$0.2	$96.1	$66.8	$1.5	$68.3
Other comprehensive income (loss):
Foreign currency translation adjustment	233.4	0.5	233.9	(57.1)	(1.0)	(58.1)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	3.8	—	3.8	3.0	—	3.0
Comprehensive income	$333.1	$0.7	$333.8	$12.7	$0.5	$13.2

	Six Months Ended June 30,
	2020			2019
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income (loss)	$208.5	$2.1	$210.6	$(489.1)	$3.0	$(486.1)
Other comprehensive income (loss):
Foreign currency translation adjustment	(57.6)	(1.7)	(59.3)	(19.8)	(0.2)	(20.0)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	7.5	—	7.5	6.0	—	6.0
Change in cumulative loss from cash flow hedging transactions, net	—	—	—	0.1	—	0.1
Comprehensive income (loss)	$158.4	$0.4	$158.8	$(502.8)	$2.8	$(500.0)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,347.4	$401.3
Trade accounts receivable, net of allowance for doubtful accounts of $16.9 and $11.2 at June 30, 2020 and December 31, 2019, respectively	592.5	532.1
Prepaid expenses	121.1	88.1
Other current assets	43.9	187.9
Total current assets	2,104.9	1,209.4
Property and equipment:
Capitalized internal-use software and system costs	1,147.0	979.4
Data processing equipment and furniture	328.2	325.1
Land, buildings and improvements	235.0	236.3
Total property and equipment	1,710.2	1,540.8
Less accumulated depreciation and amortization	(693.0)	(593.2)
Total property and equipment, net	1,017.2	947.6
Goodwill	4,322.9	4,308.3
Indefinite-lived intangible assets	94.8	94.9
Purchased intangible assets, net	1,012.7	1,044.6
Other assets, net	280.3	304.2
Total assets	$8,832.8	$7,909.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$503.7	$3.1
Accounts payable	149.4	148.3
Accrued expenses	178.0	163.5
Accrued salaries and bonuses	156.9	156.1
Deferred revenue	98.6	104.0
Other current liabilities	569.8	784.1
Total current liabilities	1,656.4	1,359.1
Long-term debt	3,872.1	3,379.5
Deferred income tax liabilities, net	287.9	248.0
Long-term pension and other postretirement benefit liabilities	110.6	118.9
Other long-term liabilities	171.5	180.6
Total liabilities	6,098.5	5,286.1
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at June 30, 2020 and December 31, 2019; Outstanding shares - 121.5 and 121.2 at June 30, 2020 and December 31, 2019, respectively	236.6	236.6
Paid-in capital	1,447.8	1,405.1
Retained earnings	4,248.0	4,131.8
Accumulated other comprehensive loss	(681.7)	(631.6)
Treasury stock, at cost, 67.2 shares and 67.5 shares at June 30, 2020 and December 31, 2019, respectively	(2,550.7)	(2,557.4)
Stock held by employee benefit trusts, at cost, 0.6 shares at June 30, 2020 and December 31, 2019	(5.9)	(5.9)
Total Equifax shareholders’ equity	2,694.1	2,578.6
Noncontrolling interests including redeemable noncontrolling interests	40.2	44.3
Total equity	2,734.3	2,622.9
Total liabilities and equity	$8,832.8	$7,909.0

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In millions)
Operating activities:
Consolidated net income (loss)	$210.6	$(486.1)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	192.1	163.1
Stock-based compensation expense	31.7	29.8
Deferred income taxes	29.5	(84.6)
Gain on fair market value adjustment of equity investment	(32.9)	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(65.3)	(30.2)
Other assets, current and long-term	29.3	34.8
Current and long term liabilities, excluding debt	(113.0)	621.2
Cash provided by operating activities	282.0	248.0
Investing activities:
Capital expenditures	(192.8)	(208.5)
Acquisitions, net of cash acquired	(48.1)	(234.8)
Investment in unconsolidated affiliates, net	(10.0)	(25.0)
Cash used in investing activities	(250.9)	(468.3)
Financing activities:
Net short-term borrowings	0.8	27.2
Payments on long-term debt	(125.0)	(50.0)
Borrowings on long-term debt	1,123.3	250.0
Dividends paid to Equifax shareholders	(94.6)	(94.2)
Dividends paid to noncontrolling interests	(1.6)	(4.7)
Proceeds from exercise of stock options	22.9	6.1
Payment of taxes related to settlement of equity awards	—	(4.6)
Debt issuance costs	(9.8)	—
Other	0.3	—
Cash provided by financing activities	916.3	129.8
Effect of foreign currency exchange rates on cash and cash equivalents	(1.3)	2.7
Increase (decrease) in cash and cash equivalents	946.1	(87.8)
Cash and cash equivalents, beginning of period	401.3	223.6
Cash and cash equivalents, end of period	$1,347.4	$135.8

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Three Months Ended June 30, 2020

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, March 31, 2020	121.4	$236.6	$1,431.7	$4,196.9	$(918.9)	$(2,553.9)	$(5.9)	$43.3	$2,429.8
Net income	—	—	—	95.9	—	—	—	0.2	96.1
Other comprehensive income	—	—	—	—	237.2	—	—	0.5	237.7
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.1	—	2.8	—	—	3.2	—	—	6.0
Cash dividends ($0.39 per share)	—	—	—	(47.6)	—	—	—	—	(47.6)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	13.1	—	—	—	—	—	13.1
Redeemable noncontrolling interest adjustment	—	—	—	2.8	—	—	—	(2.8)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.3)	(1.3)
Other	—	—	—	—	—	—	—	0.3	0.3
Balance, June 30, 2020	121.5	$236.6	$1,447.8	$4,248.0	$(681.7)	$(2,550.7)	$(5.9)	$40.2	$2,734.3

At June 30, 2020, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

For the Three Months Ended June 30, 2019

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, March 31, 2019	120.8	$236.6	$1,369.4	$4,115.4	$(585.9)	$(2,567.9)	$(5.9)	$49.2	$2,610.9
Net income	—	—	—	66.8	—	—	—	1.5	68.3
Other comprehensive loss	—	—	—	—	(54.1)	—	—	(1.0)	(55.1)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.1	—	0.1	—	—	3.6	—	—	3.7
Cash dividends ($0.39 per share)	—	—	—	(47.3)	—	—	—	—	(47.3)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	11.8	—	—	—	—	—	11.8
Redeemable noncontrolling interest adjustment	—	—	—	0.6	—	—	—	(0.6)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.6)	(4.6)
Balance, June 30, 2019	120.9	$236.6	$1,381.5	$4,135.5	$(640.0)	$(2,564.3)	$(5.9)	$44.5	$2,587.9

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Six Months Ended June 30, 2020

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2019	121.2	$236.6	$1,405.1	$4,131.8	$(631.6)	$(2,557.4)	$(5.9)	$44.3	$2,622.9
Net income	—	—	—	208.5	—	—	—	2.1	210.6
Other comprehensive loss	—	—	—	—	(50.1)	—	—	(1.7)	(51.8)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	10.5	—	—	6.7	—	—	17.2
Cash dividends ($0.78 per share)	—	—	—	(95.1)	—	—	—	—	(95.1)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	—	0.5
Stock-based compensation expense	—	—	31.7	—	—	—	—	—	31.7
Redeemable noncontrolling interest adjustment	—	—	—	3.2	—	—	—	(3.2)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.6)	(1.6)
Cumulative adjustment from change in accounting principle	—	—	—	(0.4)	—	—	—	—	(0.4)
Other	—	—	—	—	—	—	—	0.3	0.3
Balance, June 30, 2020	121.5	$236.6	$1,447.8	$4,248.0	$(681.7)	$(2,550.7)	$(5.9)	$40.2	$2,734.3

At June 30, 2020, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

For the Six Months Ended June 30, 2019

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2018	120.6	$236.6	$1,356.6	$4,717.8	$(626.3)	$(2,571.0)	$(5.9)	$47.9	$3,155.7
Net loss	—	—	—	(489.1)	—	—	—	3.0	(486.1)
Other comprehensive loss	—	—	—	—	(13.7)	—	—	(0.2)	(13.9)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	(5.4)	—	—	6.7	—	—	1.3
Cash dividends ($0.78 per share)	—	—	—	(94.7)	—	—	—	—	(94.7)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	—	0.5
Stock-based compensation expense	—	—	29.8	—	—	—	—	—	29.8
Redeemable noncontrolling interest adjustment	—	—	—	1.5	—	—	—	(1.5)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.7)	(4.7)
Balance, June 30, 2019	120.9	$236.6	$1,381.5	$4,135.5	$(640.0)	$(2,564.3)	$(5.9)	$44.5	$2,587.9

Accumulated Other Comprehensive Loss consists of the following components:

	June 30, 2020	December 31, 2019
	(In millions)
Foreign currency translation	$(410.0)	$(352.4)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $85.6 and $88.4 at June 30, 2020 and December 31, 2019, respectively	(270.6)	(278.1)
Cash flow hedging transactions, net of accumulated tax of $0.7 at June 30, 2020 and December 31, 2019, respectively	(1.1)	(1.1)
Accumulated other comprehensive loss	$(681.7)	$(631.6)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, analyze and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of June 30, 2020, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates and have an investment in a consumer and commercial credit information company in Brazil.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Weighted-average shares outstanding (basic)	121.4	120.8	121.4	120.8
Effect of dilutive securities:
Stock options and restricted stock units	1.3	1.2	1.3	1.0
Weighted-average shares outstanding (diluted)	122.7	122.0	122.7	121.8

For the three months ended June 30, 2020 and 2019, stock options that were anti-dilutive were 0.7 million and 1.2 million, respectively. For the six months ended June 30, 2020 and 2019, stock options that were anti-dilutive were 0.8 million and 1.3 million, respectively.

Financial Instruments.  Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for similar publicly traded instruments, and for non-publicly traded instruments through valuation techniques involving observable inputs based on the specific characteristics of the debt instrument. As of June 30, 2020 and December 31, 2019, the fair value of our long-term debt, including the current portion, was $4.7 billion and $3.6 billion, respectively, compared to its carrying value of $4.4 billion and $3.4 billion, respectively.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$34.5	$34.5	$—	$—
Deferred Compensation Plan Liability(1)	(34.5)	—	(34.5)	—
Total	$—	$34.5	$(34.5)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed various acquisitions during the six months ended June 30, 2020 and the year ended December 31, 2019. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in these acquisitions were internally or externally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macro-economic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income (Loss). Below is a rollforward of our allowance for doubtful accounts for the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Allowance for doubtful accounts, beginning of period	$13.4	$12.5	$11.2	$10.9
Current period bad debt expense	4.4	1.7	6.9	3.7
Write-offs, net of recoveries	(0.9)	(0.9)	(1.2)	(1.3)
Allowance for doubtful accounts, end of period	$16.9	$13.3	$16.9	$13.3

Other Current Assets. Other current assets on our Consolidated Balance Sheets include amounts receivable from tax authorities and director and officers liability insurance receivable for costs incurred to date related to the 2017 cybersecurity incident that are reimbursable and probable for recovery under our insurance coverage. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2020, these assets were approximately $12.5 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent the Company’s operating lease right-of-use assets, our investment in unconsolidated affiliates, employee benefit trust assets, and assets related to life insurance policies covering certain officers of the Company.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of operating lease liabilities and various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 5. Other current liabilities also include corresponding amounts of other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2020, these funds were approximately $12.5 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

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

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2020	2019	$	%	2020	2019	$	%
	(In millions)				(In millions)
Online Information Solutions	$262.9	$246.1	$16.8	7%	$515.7	$463.8	$51.9	11%
Mortgage Solutions	51.2	35.6	15.6	44%	94.0	67.8	26.2	39%
Financial Marketing Services	51.5	51.0	0.5	1%	99.1	99.4	(0.3)	—%
Total U.S. Information Solutions	365.6	332.7	32.9	10%	708.8	631.0	77.8	12%
Verification Services	251.9	172.3	79.6	46%	472.1	321.2	150.9	47%
Employer Services	101.0	57.8	43.2	75%	182.5	137.4	45.1	33%
Total Workforce Solutions	352.9	230.1	122.8	53%	654.6	458.6	196.0	43%
Asia Pacific	65.2	75.9	(10.7)	(14)%	134.9	149.0	(14.1)	(9)%
Europe	48.0	66.0	(18.0)	(27)%	114.4	134.5	(20.1)	(15)%
Latin America	34.2	47.6	(13.4)	(28)%	77.4	94.8	(17.4)	(18)%
Canada	33.1	39.5	(6.4)	(16)%	69.8	75.8	(6.0)	(8)%
Total International	180.5	229.0	(48.5)	(21)%	396.5	454.1	(57.6)	(13)%
Global Consumer Solutions	83.8	88.2	(4.4)	(5)%	180.9	182.4	(1.5)	(1)%
Total operating revenue	$982.8	$880.0	$102.8	12%	$1,940.8	$1,726.1	$214.7	12%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of June 30, 2020 inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$28.6
1 to 3 years	32.8
3 to 5 years	21.7
Thereafter	43.7
Total remaining performance obligation	$126.8

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

Changes in the amount of goodwill for the six months ended June 30, 2020, are as follows:

	U.S. Information Solutions	Workforce Solutions	International	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2019	$1,280.7	$1,010.4	$1,829.2	$188.0	$4,308.3
Acquisitions	—	—	52.3	—	52.3
Adjustments to initial purchase price allocation	—	0.3	—	—	0.3
Foreign currency translation	—	—	(34.7)	(3.3)	(38.0)
Balance, June 30, 2020	$1,280.7	$1,010.7	$1,846.8	$184.7	$4,322.9

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2019. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the six months ended June 30, 2020.

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

Purchased intangible assets at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$883.8	$(364.8)	$519.0	$904.0	$(351.8)	$552.2
Acquired software and technology	104.8	(88.0)	16.8	110.1	(84.0)	26.1
Customer relationships	664.3	(316.2)	348.1	673.0	(305.1)	367.9
Proprietary database	147.0	(27.0)	120.0	108.3	(20.9)	87.4
Non-compete agreements	7.0	(3.5)	3.5	7.8	(3.5)	4.3
Trade names and other intangible assets	14.9	(9.6)	5.3	17.3	(10.6)	6.7
Total definite-lived intangible assets	$1,821.8	$(809.1)	$1,012.7	$1,820.5	$(775.9)	$1,044.6

Amortization expense related to purchased intangible assets was $34.8 million and $35.7 million during the three months ended June 30, 2020 and 2019, respectively. Amortization expense related to purchased intangible assets was $69.8 million for the six months ended June 30, 2020 and 2019.

Estimated future amortization expense related to definite-lived purchased intangible assets at June 30, 2020 is as follows:

Years ending December 31,	Amount
(In millions)
2020	$69.1
2021	123.5
2022	117.5
2023	116.4
2024	108.5
Thereafter	477.7
$1,012.7

4. DEBT

Debt outstanding at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
	(In millions)
Notes, 2.30%, due June 2021	$500.0	$500.0
Notes, 3.60%, due August 2021	300.0	300.0
Notes, Floating Rate, due August 2021	300.0	300.0
Notes, 3.30%, due December 2022	500.0	500.0
Notes, 3.95%, due June 2023	400.0	400.0
Notes, 2.60%, due December 2024	750.0	750.0
Notes, 2.60%, due December 2025	400.0	—
Notes, 3.25%, due June 2026	275.0	275.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 3.1%, due May 2030	600.0	—
Notes, 7.00%, due July 2037	250.0	250.0
Other	3.7	3.1
Total debt	4,403.7	3,403.1
Less short-term debt and current maturities	(503.7)	(3.1)
Less unamortized discounts and debt issuance costs	(27.9)	(20.5)
Total long-term debt, net	$3,872.1	$3,379.5

2.6% and 3.1% Senior Notes. On April 22, 2020, we issued $400.0 million aggregate principal amount of 2.6% five-year Senior Notes due 2025 (the "2025 Notes") and $600.0 million aggregate principal amount of 3.1% ten-year Senior Notes due 2030 (the "2030 Notes") in an underwritten public offering. Interest on the 2025 Notes accrues at a rate of 2.6% per year and is payable semi-annually in arrears on June 15 and December 15, beginning on December 15, 2020. Interest on the 2030 Notes accrues at a rate of 3.1% per year and is payable semi-annually in arrears on May 15 and November 15, beginning on November 15, 2020. The net proceeds of the sale of the notes were used to repay borrowings under our Receivables Facility, while the remaining funds are intended for general corporate purposes, which may include the repayment of a portion of the 2021 debt maturities or borrowings under our Revolver. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2025 Notes and 2030 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

2.6% Senior Notes. On November 15, 2019, we issued $750.0 million aggregate principal amount of 2.6% five-year Senior Notes due 2024 (the “2024 Notes”) in an underwritten public offering. Interest on the 2024 Notes accrues at a rate of 2.6% per year and is payable semi-annually in arrears on June 1 and December 1 of each year. The net proceeds of the sale of the notes were used to repay borrowings under our Receivables Facility and our CP program and for general corporate purposes. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2024 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Senior Credit Facility.  In September 2018, the Company entered into a $1.1 billion five-year unsecured revolving credit facility with a group of financial institutions, which will mature in September 2023 (the “Revolver”). The Revolver replaced the Company’s previous $900.0 million unsecured revolving credit facility that was scheduled to mature in November 2020. Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.6 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. As of June 30, 2020, there were $0.7 million of letters of credit outstanding, no principal drawn amounts under the Revolver, and no commercial paper borrowings. Availability under the Revolver was $1.1 billion at June 30, 2020.

Commercial Paper Program.  In the second quarter of 2019, we increased our commercial paper program to $1.1 billion. Our commercial paper program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings bear interest at either a floating rate (based on LIBOR or other benchmarks), or a fixed rate, plus the applicable margin. Maturities of commercial paper can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At June 30, 2020, there were no outstanding commercial paper notes.

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

There were no outstanding borrowings under the Receivables Facility at June 30, 2020. The Receivables Facility was supported by $308.2 million of accounts receivable as collateral at June 30, 2020 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

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

Under the terms of the Consumer Settlement, the Company will contribute $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident as well as to pay reasonable attorneys’ fees and reasonable costs and expenses for the plaintiffs’ counsel in the U.S. Consumer MDL Litigation (not to exceed $80.5 million), settlement administration costs and notice costs. The Company has agreed to contribute up to an additional $125.0 million to the Consumer Restitution Fund to cover certain unreimbursed costs and expenditures incurred by affected U.S. consumers in the event the $380.5 million in the Consumer Restitution Fund is exhausted. The Company also agreed to various business practice commitments related to consumer assistance and its information security program, including conducting third party assessments of its information security program.

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

Other Settlements.

Securities Class Action Litigation. On February 12, 2020, we entered into a settlement agreement to resolve a consolidated putative class action lawsuit pending in the U.S. District Court for the Northern District of Georgia alleging violations of certain federal securities laws in connection with statements and alleged omissions regarding our cybersecurity systems and controls. Under the settlement, the Company agreed to create a settlement fund for the benefit of a settlement class consisting of persons and entities who purchased or otherwise acquired publicly-traded Company stock from February 25, 2016 through September 15, 2017, subject to certain exclusions. On June 26, 2020, we received final court approval of the settlement.

Shareholder Derivative Litigation. On February 12, 2020, the Company, by and through a committee of independent directors, and individual defendants entered into a settlement agreement to resolve a consolidated putative shareholder derivative action pending in the U.S. District Court for the Northern District of Georgia alleging claims for breaches of fiduciary duties, unjust enrichment, corporate waste and insider selling by certain defendants, as well as certain claims under the federal securities laws. The settlement agreement provides for the Company’s adoption of certain governance changes and an insurance recovery for the Company. On June 22, 2020, we received final court approval for the settlement.

Financial Institutions MDL Class Action. On May 15, 2020, the Company entered into a settlement agreement to resolve the consolidated financial institutions class action cases pending before the MDL Court (the “Financial Institutions MDL Litigation”). Under the settlement, the Company agreed to pay for valid claims submitted by class members up to a maximum amount, reasonable settlement administration and notice costs, and reasonable attorneys’ fees and expenses. The Company also agreed to adopt and/or maintain certain business practices related to its information security program. On June 4, 2020, we received preliminary court approval of the settlement. The settlement is subject to a number of other conditions, including final court approval. We can provide no assurance that all conditions will be satisfied or that final court approval will be obtained.

Pennsylvania State Court Financial Institution Class Action. The Company entered into a settlement agreement to resolve the individual claims brought by one of the original named plaintiffs in the Financial Institutions MDL Litigation in the Court of Common Pleas of Lawrence County, Pennsylvania on behalf of itself and a class of financial institutions headquartered in Pennsylvania. The claims asserted in this matter were substantially similar to claims asserted by financial institutions that previously were dismissed in the MDL proceeding for lack of standing. The court granted approval of the settlement on July 13, 2020.

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

Canadian Class Actions. Eight Canadian class actions, six of which are on behalf of a national class of approximately 19,000 Canadian consumers, were filed against us in Ontario, Saskatchewan, Quebec, British Columbia and Alberta. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. The plaintiffs in each of the remaining cases seek class certification/authorization on behalf of Canadian consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident. In some cases, plaintiffs also seek class certification on behalf of a larger group of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident or earlier and were not impacted by the incident.

On October 21, 2019, the court in the Quebec case dismissed the plaintiff’s motion for authorization to institute a class action, ending the matter. On December 13, 2019, the court in the active Ontario case granted certification of a nationwide class that includes impacted Canadians as well as Canadians who had subscription products with Equifax between March 7, 2017 and July 30, 2017. We have sought leave to appeal this decision. All remaining purported class actions are at preliminary stages. In addition, one of the cases in Ontario as well as the Saskatchewan case have been stayed. The appeal of the court’s order staying the Saskatchewan case was dismissed, and the case is permanently stayed.

Individual Consumer Litigation. We have over one hundred individual consumer actions pending against us in state (general jurisdiction and small claims) and federal courts, including the MDL Court, across the U.S. related to the 2017 cybersecurity incident. The plaintiffs/claimants in these cases have generally claimed to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking primarily monetary damages. We believe that many of the remaining individual consumer actions will be subject to the settlement in the U.S. Consumer MDL Litigation discussed above, unless the individual consumers submitted a valid and timely request to be excluded from the settlement.

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

Guarantees and General Indemnifications

We may issue standby letters of credit and performance and surety bonds in the normal course of business. The aggregate notional amounts of all performance and surety bonds and standby letters of credit was not material at June 30, 2020 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business was not material at June 30, 2020. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management variable interest entity under its commercial agreements.

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

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2016 with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $5.9 million.

Effective Tax Rate

Our effective income tax rate was 21.7% for the three months ended June 30, 2020, compared to 23.3% for the three months ended June 30, 2019. Our second quarter effective 2020 tax rate was favorably impacted by a more favorable foreign rate differential.

Our effective income tax rate was 22.9% for the six months ended June 30, 2020, compared to a 12.2% benefit for the six months ended June 30, 2019. Our effective tax rate was higher year-to-date for 2020 as compared to 2019 due to permanent tax differences resulting from the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident included in the 2019 effective tax rate. The 2020 year-to-date rate has been adversely impacted by valuation allowances against the deferred tax assets of certain international operations, however this impact was partially offset by favorable adjustments related to accruals for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident. 2019 income taxes were calculated using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss.

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (The CARES Act), also known as the Third COVID-19 Supplemental Relief bill, and the President of the United States signed the legislation into law. The provisions of the legislation have not had a significant impact on the effective tax rate or the income tax payable and deferred income tax positions of the Company.

The adverse economic effects of the current COVID-19 pandemic have caused the Company to reassess the need for valuation allowances against deferred tax assets. As a result of this analysis the Company determined it was necessary to place valuation allowances against deferred tax assets of certain subsidiaries. The total amount of the valuation allowances recorded year-to-date is approximately $7.0 million.

7. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the six months ended June 30, 2020, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2019	$(352.4)	$(278.1)	$(1.1)	$(631.6)
Other comprehensive loss before reclassifications	(57.6)	—	—	(57.6)
Amounts reclassified from accumulated other comprehensive loss	—	7.5	—	7.5
Net current-period other comprehensive (loss) income	(57.6)	7.5	—	(50.1)
Balance, June 30, 2020	$(410.0)	$(270.6)	$(1.1)	$(681.7)

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2020, are as follows:

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$(0.2)	(1)
Recognized actuarial loss	10.2	(1)
	10.0	Total before tax
	(2.5)	Tax benefit
	$7.5	Net of tax

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (See Note 8 Benefit Plans for additional details).

Changes in accumulated other comprehensive loss related to noncontrolling interests were not material as of June 30, 2020.

8. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2019 Form 10-K.

The following table provides the components of net periodic benefit cost. The service cost component is included in selling, general and administrative expenses and the other components of net periodic benefit cost are included in other income, net in the Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2020 and 2019:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Service cost	$0.4	$0.7	$0.1	$0.1
Interest cost	5.9	7.1	0.1	0.2
Expected return on plan assets	(8.8)	(9.0)	(0.2)	(0.2)
Amortization of prior service cost	—	0.1	(0.1)	(0.3)
Recognized actuarial loss	4.9	3.7	0.2	0.3
Total net periodic benefit cost	$2.4	$2.6	$0.1	$0.1

	Pension Benefits		Other Benefits
	Six months ended June 30,
	2020	2019	2020	2019
	(In millions)
Service cost	$0.8	$1.4	$0.2	$0.2
Interest cost	11.8	14.2	0.2	0.4
Expected return on plan assets	(17.6)	(18.0)	(0.4)	(0.4)
Amortization of prior service cost	—	0.2	(0.2)	(0.6)
Recognized actuarial loss	9.8	7.4	0.4	0.6
Total net periodic benefit cost	$4.8	$5.2	$0.2	$0.2

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

Operating revenue and operating income by operating segment during the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating revenue:	2020	2019	2020	2019
U.S. Information Solutions	$365.6	$332.7	$708.8	$631.0
Workforce Solutions	352.9	230.1	654.6	458.6
International	180.5	229.0	396.5	454.1
Global Consumer Solutions	83.8	88.2	180.9	182.4
Total operating revenue	$982.8	$880.0	$1,940.8	$1,726.1

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating income (loss):	2020	2019	2020	2019
U.S. Information Solutions	$113.1	$117.9	$220.7	$214.0
Workforce Solutions	174.2	95.6	307.7	191.8
International	(6.2)	22.7	9.1	33.9
Global Consumer Solutions	7.8	12.8	20.9	24.3
General Corporate Expense	(122.1)	(135.2)	(255.7)	(968.0)
Total operating income (loss)	$166.8	$113.8	$302.7	$(504.0)

Total assets by operating segment at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
(In millions)	2020	2019
Total assets:
U.S. Information Solutions	$1,942.5	$1,922.9
Workforce Solutions	1,340.4	1,338.6
International	2,988.9	2,977.0
Global Consumer Solutions	285.1	275.3
General Corporate	2,275.9	1,395.2
Total assets	$8,832.8	$7,909.0

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
Recent Events and Company Outlook
As further described in our 2019 Form 10-K, we operate in the United States, which represented 73% of our revenue in 2019, and internationally in 24 countries. Our products and services span a wide variety of vertical markets including financial services, mortgage, federal, state and local governments, automotive, telecommunications and many others.
On March 11, 2020, the World Health Organization designated the novel coronavirus disease (“COVID-19”) as a global pandemic. As previously disclosed in March 2020, the impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results in March 2020. The impact on the operating results in each country in which we operate differed based on the conditions and the vertical markets we serve in that country. In the United States, consolidated revenue grew during the three months ended June 30, 2020, compared to the three months ended June 30 2019, reflecting very strong mortgage market related revenue in both USIS and Workforce Solutions, and very strong revenue growth in our Workforce Solutions unemployment claims management business. However, in the US, we experienced year-over-year revenue declines in most other vertical markets including commercial, financial services and telecommunications. Internationally, all countries in which we operate experienced revenue declines, across most vertical markets. The year-over-year reductions in countries and vertical markets referenced were most pronounced in April, and generally lessened in May and June. Due to the strong revenue growth in the U.S., total Equifax consolidated operating results improved in the second quarter of 2020, as compared to both the first quarter of 2020 and the second quarter of 2019. We are unable to determine the severity or duration of the impact of the COVID-19 pandemic on Equifax or how the impact on the individual markets in the countries we serve will change with time. Although consolidated revenue has grown during the first half of 2020 when compared to 2019, due to the uncertain effects of the global economy caused by the impact of COVID-19, there can be no assurances that revenues will continue to grow in the second half of 2020.
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
In the first quarter of 2020, we executed on our business continuity plans and formed a crisis management team to address the challenges related to the ongoing COVID-19 pandemic. In March and April 2020, our employees worked from home in each country where we operate, with only essential employees in customer support and data center operations working on site at our facilities. Beginning in May, in jurisdictions where local restrictions implemented to prevent the further spread of the virus were lifted, our employees began to return to their assigned offices, with limits placed on the number of employees on site at one time. For employees working at our offices and facilities, we have instituted social distancing protocols, increased the level of cleaning and sanitizing in those facilities and undertaken other actions to make these sites safer. We have also substantially reduced employee travel to only essential business needs. As part of our business continuity plans, we are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. If public health authorities dictate further measures to limit further spread of the virus, we may need to reinstate our business continuity plans in certain countries or regions in which we operate. As of the date of this filing, we do not believe our work from home and return to office protocol have materially adversely impacted our internal controls, financial reporting systems or our operations.
Our data and analytics, product and sales teams are focused on how to refine existing products and services, as well as generate new products and services, to meet changing needs of our customer in this environment. Our technology teams continue to execute on our EFX2020 cloud technology, data and security transformation, including the continued migration of our technology to cloud native environments. To date, the change in working environment has not caused material disruptions in the execution of this plan.
As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs. We have significantly limited the addition of new employees and third party contracted services, eliminated all travel except where necessary to meet customer or regulatory needs, and acted to limit discretionary spending. To the extent the business disruption continues for an extended period, additional cost management actions will be considered. Recovery from the COVID-19 induced recession remains highly uncertain and may require several years to return to economic levels experienced prior to the pandemic and may affect certain markets or regions we serve differently. Any future asset impairment charges, increase in allowance for doubtful accounts, or restructuring charges could be more likely and will be dependent on the severity and duration of this crisis.
At June 30, 2020, we had approximately $1.3 billion in cash and $1.3 billion available to borrow under our revolving credit facility that matures in September 2023 and receivables funding facility that matures in December 2022. In the second quarter of 2020, we amended our revolving credit facility to increase the maximum leverage ratio through 2021 to provide us with additional financial flexibility.
In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that COVID-19 could have on our financial condition and operating results remains highly uncertain.
For more information, see “Item 1A. Risk Factors—Our business has been and will continue to be negatively impacted by the recent COVID-19 outbreak,” in our March 31, 2020 Form 10-Q.
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
Future Costs. We are currently executing substantial initiatives in security and consumer support, and a company-wide transformation of our technology infrastructure, which we refer to as our technology transformation, and incurred substantial increased expenses and capital expenditures in 2019 and the first half of 2020 related to these initiatives. We expect to continue to incur significant expenses and capital expenditures in the second half of 2020 related to these initiatives, at similar levels as those incurred in 2019.
We incurred significant legal and professional services expenses related to the lawsuits, claims and government investigations to which we were a party in 2019, and expect to continue to incur these expenses until all matters are fully resolved. However, due to the settlement of all significant matters in the U.S. in 2019, the level of legal and professional service expenses related to these matters was significantly lower in the first half of 2020 compared to the same period in 2019, and we expect that these expenses will continue to be significantly lower in the second half of 2020.

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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore, and the United Arab Emirates, have an investment in a consumer and commercial credit information company in Brazil, and have an investment in an identity authentication company in Canada. Approximately 80% and 73% of our revenue was generated in the U.S. during the three months ended June 30, 2020 and 2019, respectively. Approximately 78% and 72% of our revenue was generated in the U.S. during the six months ended June 30, 2020 and 2019, respectively.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and six months ended June 30, 2020 and 2019 were as follows:

	Key Performance Indicators
	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In millions, except per share data)		(In millions, except per share data)
Operating revenue	$982.8	$880.0	$1,940.8	$1,726.1
Operating revenue change	12%	—%	12%	(1)%
Operating income (loss)	$166.8	$113.8	$302.7	$(504.0)
Operating margin	17.0%	12.9%	15.6%	(29.2)%
Net income (loss) attributable to Equifax	$95.9	$66.8	$208.5	$(489.1)
Diluted earnings (loss) per share	$0.78	$0.55	$1.70	$(4.02)
Cash provided by operating activities	$251.2	$217.0	$282.0	$248.0
Capital expenditures*	$(107.9)	$(103.5)	$(197.3)	$(198.2)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•We did not repurchase shares of our common stock during the first six months of 2020. At June 30, 2020, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

•We paid out $94.6 million or $0.78 per share in dividends to our shareholders during the first six months of 2020.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2020 AND 2019

Consolidated Financial Results

Operating Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2020	2019	$	%	2020	2019	$	%
	(In millions)				(In millions)
U.S. Information Solutions	$365.6	$332.7	$32.9	10%	$708.8	$631.0	$77.8	12%
Workforce Solutions	352.9	230.1	122.8	53%	654.6	458.6	196.0	43%
International	180.5	229.0	(48.5)	(21)%	396.5	454.1	(57.6)	(13)%
Global Consumer Solutions	83.8	88.2	(4.4)	(5)%	180.9	182.4	(1.5)	(1)%
Consolidated operating revenue	$982.8	$880.0	$102.8	12%	$1,940.8	$1,726.1	$214.7	12%

Revenue increased by $102.8 million, or 12%, and by $214.7 million, or 12%, in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. Total revenue was negatively impacted by foreign exchange rates, which decreased revenue by $13.7 million and $29.6 million, or 2%, for the second quarter and first six months of 2020, respectively, compared to the same periods in 2019.

Revenue in the second quarter and first six months of 2020 increased due to growth in our Workforce Solutions and USIS, primarily due to strong U.S. mortgage volume. Revenue growth was negatively impacted due to a significant decline beginning in the second half of March across International and GCS, due to the economic impact of COVID-19.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Expenses	2020	2019	$	%	2020	2019	$	%
	(In millions)				(In millions)
Consolidated cost of services	$409.3	$376.9	$32.4	9%	$823.4	$764.4	$59.0	8%
Consolidated selling, general and administrative expenses	309.9	306.8	3.1	1%	626.0	1,305.6	(679.6)	(52)%
Consolidated depreciation and amortization expense	96.8	82.5	14.3	17%	188.7	160.1	28.6	18%
Consolidated operating expenses	$816.0	$766.2	$49.8	7%	$1,638.1	$2,230.1	$(592.0)	(27)%

Cost of services increased $32.4 million and $59.0 million in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. The increases were due to an increase in royalty and production costs, as well as incremental technology and data security costs related to our ongoing technology transformation. The impact of changes in foreign exchange rates on costs of services was a decrease of $7.0 million and $14.0 million in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019.

Selling, general and administrative expenses increased $3.1 million and decreased $679.6 million in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. The slight increase in the second quarter was due to an increase in people and technology costs, partially offset by a decrease in legal expense due to a prior year legal accrual that did not recur, and lower business travel costs. For the six months ended June 30, 2020, the decrease is due to $701.3 million in legal accruals associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident recorded in the first six months of 2019 that did not recur in 2020, partially offset by an increase in people costs. The impact of changes in foreign currency exchange rates decreased selling, general and administrative expenses by $4.9 million and $9.9 million for the second quarter and first six months of 2020, respectively, compared to the same periods in 2019.

Depreciation and amortization expense increased $14.3 million and $28.6 million for the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. The increases are due to the higher amortization of capitalized internal-use software and system costs.

Operating Income and Operating Margin

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Consolidated Operating Income (Loss)	2020	2019	$	%		2020	2019	$	%
	(In millions)
Consolidated operating revenue	$982.8	$880.0	$102.8	12%		$1,940.8	$1,726.1	$214.7	12%
Consolidated operating expenses	816.0	766.2	49.8	6%		1,638.1	2,230.1	(592.0)	(27)%
Consolidated operating income (loss)	$166.8	$113.8	$53.0	47%		$302.7	$(504.0)	$806.7	160%
Consolidated operating margin	17.0%	12.9%		4.1	pts	15.6%	(29.2)%		44.8	pts

Total company operating margin increased by 4.1 percentage points and 44.8 percentage points in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019.

The increased margins are primarily due to increased revenue and the prior year accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident that did not recur in 2020, partially offset by increased people, royalty and technology costs.

Interest Expense and Other (Expense) Income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Interest Expense and Other Income, net	2020	2019	$	%	2020	2019	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(36.6)	$(27.6)	$(9.0)	33%	$(67.3)	$(54.3)	$(13.0)	24%
Consolidated other (expense) income, net	(7.5)	2.8	(10.3)	nm	37.8	4.9	32.9	nm
Average cost of debt	3.5%	3.9%			3.5%	3.9%
Total consolidated debt, net, at quarter end	$4,375.8	$2,865.6	$1,510.2	53%	$4,375.8	$2,865.6	$1,510.2	53%
nm - not meaningful

Interest expense increased by $9.0 million and $13.0 million for the second quarter and first six months of 2020, respectively, compared to the same period in 2019. The increase is due to the issuance of $1.0 billion senior notes in April 2020 and $750.0 million senior notes issued in November 2019.

Other (expense) income, net, decreased by $10.3 million in the second quarter of 2020 and increased by $32.9 million in the first six months of 2020, compared to the same periods in 2019. The decrease in the second quarter of 2020 is primarily due to the foreign currency impact of certain intercompany loans. The increase in the first six months of 2020 is due to a $32.9 million gain recorded related to a fair value adjustment of our equity investment in India, for which we completed the acquisition of the remaining shareholder interests in the first quarter of 2020.

Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated (Provision) Benefit for Income Taxes	2020	2019	$	%	2020	2019	$	%
	(In millions)
Consolidated (provision) benefit for income taxes	$(26.6)	$(20.7)	$(5.9)	29%	$(62.6)	$67.3	$(129.9)	(193)%
Effective income tax rate	21.7%	23.3%			22.9%	12.2%

Our effective income tax rate was 21.7% for the three months ended June 30, 2020, compared to 23.3% for the three months ended June 30, 2019. Our second quarter effective 2020 tax rate was favorably impacted by a more favorable foreign rate differential.

Our effective income tax rate was 22.9% for the six months ended June 30, 2020, compared to a 12.2% benefit for the six months ended June 30, 2019. Our effective tax rate was higher year-to-date for 2020 as compared to 2019 due to permanent tax differences resulting from the accrual for losses associated with certain legal proceedings and investigations related to the

2017 cybersecurity incident included in the 2019 effective tax rate. The 2020 year-to-date rate has been adversely impacted by valuation allowances against the deferred tax assets of certain international operations, however this impact was partially offset by favorable adjustments related to accruals for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident. 2019 income taxes were calculated using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss.

Net Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Net Income (Loss)	2020	2019	$	%	2020	2019	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income (loss)	$166.8	$113.8	$53.0	47%	$302.7	$(504.0)	$806.7	160%
Consolidated other expense, net	(44.1)	(24.8)	(19.3)	78%	(29.5)	(49.4)	19.9	(40)%
Consolidated (provision) benefit for income taxes	(26.6)	(20.7)	(5.9)	29%	(62.6)	67.3	(129.9)	(193)%
Consolidated net income (loss)	96.1	68.3	27.8	41%	210.6	(486.1)	696.7	143%
Net income attributable to noncontrolling interests	(0.2)	(1.5)	1.3	87%	(2.1)	(3.0)	0.9	30%
Net income (loss) attributable to Equifax	$95.9	$66.8	$29.1	44%	$208.5	$(489.1)	$697.6	143%
Diluted earnings per common share:
Net income (loss) attributable to Equifax	$0.78	$0.55	$0.23	42%	$1.70	$(4.02)	$5.72	142%
Weighted-average shares used in computing diluted earnings per share	122.7	122.0			122.7	121.8

Consolidated net income (loss) increased by $27.8 million and $696.7 million in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. The increase for the second quarter of 2020 is due to increased operating income resulting from the increase in revenue and the prior year legal accrual related to the 2017 cybersecurity incident that did not recur, partially offset by the increase in people costs, royalty costs, technology costs, and depreciation of capitalized projects. The increase for the first six months of 2020 is due to increased operating income resulting from the increase in revenue, the prior year accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident that did not recur in 2020 and an increase in Other Income resulting from the fair value adjustment of the India equity investment, partially offset by an increase in tax expense, people costs, royalty costs, technology costs and depreciation of capitalized projects.

Segment Financial Results

USIS

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
U.S. Information Solutions	2020	2019	$		%	2020	2019	$		%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$262.9	$246.1	$16.8		7%	$515.7	$463.8	$51.9		11%
Mortgage Solutions	51.2	35.6	15.6		44%	94.0	67.8	26.2		39%
Financial Marketing Services	51.5	51.0	0.5		1%	99.1	99.4	(0.3)		—%
Total operating revenue	$365.6	$332.7	$32.9		10%	$708.8	$631.0	$77.8		12%
% of consolidated revenue	37%	38%				37%	37%
Total operating income	$113.1	$117.9	$(4.8)		(4)%	$220.7	$214.0	$6.7		3%
Operating margin	30.9%	35.4%		(4.5)	pts	31.1%	33.9%		(2.8)	pts

USIS revenue increased by 10% and 12% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. The increases are due to improvements in our core credit decisioning services volumes related to improvement in the mortgage market.

Online Information Solutions

Revenue increased by 7% and 11% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. The increases in both periods are due to improved core credit decisioning services volumes related to improvements in the mortgage market. Starting in the latter half of March, non-mortgage online revenue declined due to the economic impact of COVID-19.

Mortgage Solutions

Revenue increased by 44% and 39% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. The increases are due to increased mortgage market transaction volumes.

Financial Marketing Services

Revenue increased by 1% and was flat in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019 due to the timing of project related revenue.

USIS Operating Margin

USIS operating margin decreased from 35.4% in the second quarter of 2019 to 30.9% in the second quarter of 2020, and decreased from 33.9% in the first six months of 2019 to 31.1% in the first six months of 2020. The margin decrease during the second quarter and first six months of 2020 was due to increased people, royalty, technology and depreciation costs, as well as incremental technology and data security costs, partially offset by the increase in revenue.

Workforce Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Workforce Solutions	2020	2019	$	%		2020	2019	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$251.9	$172.3	$79.6	46%		$472.1	$321.2	$150.9	47%
Employer Services	101.0	57.8	43.2	75%		182.5	137.4	45.1	33%
Total operating revenue	$352.9	$230.1	$122.8	53%		$654.6	$458.6	$196.0	43%
% of consolidated revenue	36%	26%				34%	27%
Total operating income	$174.2	$95.6	$78.6	82%		$307.7	$191.8	$115.9	60%
Operating margin	49.4%	41.6%		7.8	pts	47.0%	41.8%		5.2	pts

Workforce Solutions revenue increased by 53% and 43% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. The increases were due to strong growth in both Verification Services and Employer Services, driven by growth in mortgage during the first six months of 2020 and unemployment claims management starting in March.

Verification Services

Revenue increased by 46% and 47% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019 due to strong growth in the mortgage vertical and continued addition of new records to The Work Number database. Starting in the second half of March, revenue from the commercial non-mortgage segment of Verification Services, including the talent acquisition, debt management and auto segments, began to see declines versus the same period in 2019 due to the economic impact of COVID-19.

Employer Services

Revenue increased by 75% and 33% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. The increase is due to increases in our unemployment claims management services that occurred during the second quarter of 2020, as U.S. unemployment claims increased substantially due to the economic impact of COVID-19.

Workforce Solutions Operating Margin

Operating margin increased to 49.4% for the second quarter of 2020 from 41.6% for the second quarter of 2019 and to 47.0% for the first six months of 2020 from 41.8% in 2019. The increased margins in both periods were due to an increase in revenue, partially offset by increases in royalty, people, and technology costs.

International

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
International	2020	2019	$		%	2020	2019	$		%
	(In millions)					(In millions)
Operating revenue:
Asia Pacific	$65.2	$75.9	$(10.7)		(14)%	$134.9	$149.0	$(14.1)		(9)%
Europe	48.0	66.0	(18.0)		(27)%	114.4	134.5	(20.1)		(15)%
Latin America	34.2	47.6	(13.4)		(28)%	77.4	94.8	(17.4)		(18)%
Canada	33.1	39.5	(6.4)		(16)%	69.8	75.8	(6.0)		(8)%
Total operating revenue	$180.5	$229.0	$(48.5)		(21)%	$396.5	$454.1	$(57.6)		(13)%
% of consolidated revenue	18%	26%				20%	26%
Total operating income	$(6.2)	$22.7	$(28.9)		(127)%	$9.1	$33.9	$(24.8)		(73)%
Operating margin	(3.4)%	9.9%		(13.3)	pts	2.3%	7.5%		(5.2)	pts

International revenue decreased by 21% and 13% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. On a local currency basis, revenue decreased by 15% and 6% in the second quarter and first six months of 2020, respectively, driven by declines in all geographies. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $13.3 million, or 6%, during the second quarter of 2020 and by $29.0 million, or 6%, for the first six months of 2020. Revenue growth was negatively impacted by a significant decline in volume beginning in the second half of March in each of the four regions within our International business, due to the impact of COVID-19 on their local economies.

Asia Pacific

On a local currency basis, revenue decreased by 9% and 3% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. The negative impact was driven by decreases in our consumer and commercial businesses, and marketing services and personal solutions related revenue, primarily driven by the economic recession in Australia and New Zealand due to COVID-19, partly offset by an increase in offline transactions. Local currency fluctuations negatively impacted revenue by $3.9 million, or 5%, and $9.6 million, or 6%, for the second quarter and first six months of 2020, respectively. Reported revenue decreased by 14% and 9% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019.

Europe

On a local currency basis, revenue decreased by 25% and 13% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. The decreases are primarily in the U.K. consumer and commercial businesses, driven by the impacts related to COVID-19 and debt services which experienced double digit declines in the first six months of 2020. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.5 million, or 2%, and $2.9 million, or 2%, for the second quarter and first six months of 2020, respectively. Reported revenue decreased by 27% and 15% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019.

Latin America

On a local currency basis, revenue decreased by 14% and 2% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. The decrease was driven by COVID-19, which negatively impacted consumer credit operations in all Latin America countries in which Equifax operates. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $6.8 million, or 14%, and $15.1 million, or 16%, in the second quarter and first six months of 2020, respectively, primarily from Argentina and Chile. Reported revenue decreased by 28% and 18% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019.

Canada

On a local currency basis, revenue decreased by 13% and 6% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. The decrease is due to declines in consumer and commercial online volumes and offline analytics revenue, driven by the impacts of COVID-19. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.1 million, or 3%, and $1.5, million, or 2%, in the second quarter and first six months of 2020, respectively. Reported revenue decreased by 16% and 8% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019.

International Operating Margin

Operating margin decreased to a 3.4% loss in the second quarter of 2020 from 9.9% in the second quarter of 2019 and to 2.3% in the first six months of 2020, down from 7.5% in the first six months of 2019. The decreased margin in the second quarter and first six months of 2020 was primarily due to the negative effects of COVID-19 on the countries' revenue where Equifax operates, as well as incremental technology costs related to the ongoing technology transformation, partially offset by discretionary expense control across local geographies.

Global Consumer Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Global Consumer Solutions	2020	2019	$	%		2020	2019	$	%
	(In millions)					(In millions)
Total operating revenue	$83.8	$88.2	$(4.4)	(5)%		$180.9	$182.4	$(1.5)	(1)%
% of consolidated revenue	9%	10%				9%	10%
Total operating income	$7.8	$12.8	$(5.0)	(39)%		$20.9	$24.3	$(3.4)	(14)%
Operating margin	9.3%	14.5%		(5.2)	pts	11.5%	13.3%		(1.8)	pts

Revenue decreased 5% and 1% for the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. The decreases in the second quarter and first six months of 2020 were driven by decreases in U.S. direct to consumer and partner revenue due to the impact of COVID-19, partially offset by increases in event based business and benefits revenue. Local currency fluctuations had minimal impact on the second quarter and first six months of 2020.

Global Consumer Solutions Operating Margin

Operating margin decreased to 9.3% in the second quarter of 2020 from 14.5% in the second quarter of 2019 and to 11.5% in the first six months of 2020 from 13.3% in the first six months of 2019. The decreased margin in both periods is driven by lower revenue and increased customer support and marketing costs.

General Corporate Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
General Corporate Expense	2020	2019	$	%	2020	2019	$	%
	(In millions)				(In millions)
General corporate expense	$122.1	$135.2	$(13.1)	(10)%	$255.7	$968.0	$(712.3)	(74)%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, security, data and analytics, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense decreased $13.1 million and $712.3 million in the second quarter and first six months of 2020, respectively, compared to the prior year periods. The slight decrease in the second quarter is primarily due to accruals for losses with certain legal proceedings and investigations related to the 2017 cybersecurity incident, which did not recur in 2020, partially offset by an increase in people costs. The decrease for the first six months of 2020 is due to the legal accruals for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident of $701.3 million that were recorded in 2019 and did not recur in 2020.

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

Sources and Uses of Cash

Funds generated by operating activities, our Revolver and related commercial paper program and our Receivables Facility, more fully described below, are our most significant sources of liquidity. In April 2020, we issued $1.0 billion aggregate principal amount of senior notes. The net proceeds of the sale of the notes were used to repay borrowings under our Receivables Facility, while the remaining funds are intended for general corporate purposes. At June 30, 2020, we had $1.3 billion in cash balances, as well as $1.1 billion was available to borrow under our Revolver. As of June 30, 2020, $225.0 million was available to borrow under our Receivables Facility.

The Company has and expects to make payments to resolve certain legal proceedings and investigations related to the 2017 cybersecurity incident, described more fully in Part II, “Item 1. Legal Proceedings” in this Form 10-Q. Through June 30, 2020, the Company has made payments of $439.3 million for legal settlements related to the 2017 cybersecurity incident. The remaining $346.7 million to be paid to the Consumer Restitution Fund will be made after a final adjudication affirming the U.S. Consumer MDL Litigation settlement or dismissal of the pending appeals. Although we expect this payment and the remaining settlement payments to be made later in 2020 or 2021, we can give no assurance that these payments will occur in 2020 due to pending approvals or appeals. As a result of the possible payments that could be made in 2020 related to the losses associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident, funds generated by operating activities are not expected to be sufficient to fund working capital and other cash requirements throughout 2020. Our plan is to finance the payments with existing available cash balances and borrowing capacity.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of June 30, 2020, we held $229.9 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2020	2019	2020 vs. 2019
	(In millions)
Operating activities	$282.0	$248.0	$34.0
Investing activities	$(250.9)	$(468.3)	$217.4
Financing activities	$916.3	$129.8	$786.5

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2020 increased by $34.0 million compared the prior year period. The increase in cash from operations is due to increased net income offset by payments associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident in 2020 and other changes in net working capital.

Investing Activities

Capital Expenditures

	Six Months Ended June 30,		Change
Net cash used in:	2020	2019	2020 vs. 2019
	(In millions)
Capital expenditures*	$(192.8)	$(208.5)	$15.7

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

Capital expenditures paid in the first six months of 2020 decreased by $15.7 million from the same period in 2019. We are continuing to invest in enhanced technology systems, infrastructure and data security following the 2017 cybersecurity incident.

Acquisitions, Divestitures and Investments

	Six Months Ended June 30,		Change
Net cash used in:	2020	2019	2020 vs. 2019
	(In millions)
Acquisitions, net of cash acquired	$(48.1)	$(234.8)	$186.7
Investment in unconsolidated affiliates, net	$(10.0)	$(25.0)	$15.0

During the first six months of 2020, we acquired the remaining interest in our India joint venture, within the International segment. During the first six months of 2019, we completed the acquisition of PayNet in our USIS and International operating segments and completed an additional acquisition in our Workforce Solutions segment.

Financing Activities

Borrowings and Credit Facility Availability

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2020	2019	2020 vs. 2019
	(In millions)
Net short-term borrowings	$0.8	$27.2	$(26.4)
Payments on long-term debt	$(125.0)	$(50.0)	$(75.0)
Borrowings on long-term debt	$1,123.3	$250.0	$873.3

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

As of June 30, 2020, there were $0.7 million of letters of credit issued under the Revolver, no principal drawn amounts under the Revolver, and no commercial paper borrowings. Availability under the Revolver was $1.1 billion at June 30, 2020.

At June 30, 2020, 93% of our debt was fixed-rate debt and 7% was effectively variable debt. Our variable-rate debt consists of the Floating Rate Senior Notes, our commercial paper and our Receivables Facility. The interest rates reset periodically, depending on the terms of the respective financing agreements. At June 30, 2020, the interest rate on our variable-rate debt was 1.26%.

Borrowing and Repayment Activity

We primarily borrow under our CP program, our Revolver or our Receivables Facility as needed and availability allows.

Net short-term borrowings primarily represent borrowings or repayments of outstanding amounts under our CP program in the first six months of 2019.

Payments on long-term debt reflect $125.0 million and $50.0 million payments made on our Receivables Facility in first six months of 2020 and 2019, respectively.

Borrowings on long-term debt represent the net proceeds received from issuance of the 2025 and 2030 senior notes in the first six months of 2020, as well as the net proceeds received from draw downs on our Receivables Facility in the first six months of 2020 and 2019.

There were no borrowings outstanding under the Receivables Facility as of June 30, 2020. The Receivables Facility was supported by $308.2 million of accounts receivable as collateral at June 30, 2020 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and Revolver, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on mortgages, liens, and sale/leaseback transactions.

On April 10, 2020, we amended our existing revolving credit facility to increase the maximum leverage ratio to provide additional financial flexibility. The amendment increases the maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA for the preceding four quarters, to (i) 4.5 to 1.0 for fiscal quarters ending on June 30, 2020 through and including September 30, 2021 and (ii) 4.0 to 1.0 for the fiscal quarter ending on December 31, 2021. The maximum leverage ratio will return to 3.5 to 1.0 beginning with the fiscal quarter ending March 31, 2022 and thereafter. Beginning January 1, 2021, we may also elect to increase the maximum leverage ratio by 0.5 to 1.0 (not to exceed 4.5 to 1.0) in connection with certain material acquisitions if we satisfy certain requirements.

The amendment also (i) permits cash in excess of $200 million to be netted against debt in the calculation of the leverage ratio through September 30, 2021, subject to certain restrictions and (ii) extends the add-back of certain expenses related to the 2017 cybersecurity incident to the definition of Consolidated EBITDA through December 31, 2021.

As of June 30, 2020, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 2.3% senior notes due 2021, 3.6% senior notes due 2021, floating rate notes due 2021, 3.3% senior notes due 2022, 3.95% senior notes due 2023, 2.6% senior notes due 2024, 2.6% senior notes due 2025, 3.25% senior notes due 2026, 3.1% senior notes due 2030 and 7.0% senior notes due 2037 (together, the “Senior Notes”) contain change in control provisions. If we experience a change in control or publicly announce our intention to effect a change in control and the rating on the Senior Notes is lowered by each of Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change in control or notice thereof, we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. As of June 30, 2020, our S&P credit rating was BBB with a negative outlook and our Moody’s credit rating was Baa2 with a stable outlook. These ratings are subject to change as events and circumstances change.

 For additional information about our debt, including the terms of our financing arrangements, basis for floating interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2019 Form 10-K.

Equity Transactions

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2020	2019	2020 vs. 2019
	(In millions)
Dividends paid to Equifax shareholders	$(94.6)	$(94.2)	$(0.4)
Dividends paid to noncontrolling interests	$(1.6)	$(4.7)	$3.1
Proceeds from exercise of stock options	$22.9	$6.1	$16.8

Sources and uses of cash related to equity during the six months ended June 30, 2020 and 2019 were as follows:

-  During the first six months of 2020 and 2019, we did not repurchase any shares of our stock.

- We maintained our quarterly dividend of $0.39 per share in the second quarter of 2020. We paid cash dividends to Equifax shareholders of $94.6 million and $94.2 million, or $0.39 per share, during the six months ended June 30, 2020 and 2019, respectively.

- We received cash of $22.9 million and $6.1 million during the first six months of 2020 and 2019, respectively, from the exercise of stock options.

At June 30, 2020, the Company had $590.1 million remaining for stock repurchases under the existing Board authorization.

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

Foreign Currency

Argentina has experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina has been deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as highly inflationary which resulted in the recognition of a $0.2 million and $0.4 million foreign currency loss that was recorded in other income, net in our Consolidated Statements of Income (Loss) during the three and six months ended June 30, 2020, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2019 Form 10-K. There were no material changes to our market risk exposure during the three and six months ended June 30, 2020.

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

Consumer Settlement.

On July 19, 2019 and July 22, 2019, we entered into multiple agreements that resolve the U.S. consolidated consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (the “U.S. Consumer MDL Litigation”), and the investigations of the FTC, the CFPB, the Attorneys General of 48 states, the District of Columbia and Puerto Rico (the "MSAG Group") and the NYDFS (collectively, the “Consumer Settlement”). Under the terms of the Consumer Settlement, the Company will contribute $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident as well as to pay reasonable attorneys’ fees and reasonable costs and expenses for the plaintiffs’ counsel in the U.S. Consumer MDL Litigation (not to exceed $80.5 million), settlement administration costs and notice costs. The Company has agreed to contribute up to an additional $125.0 million to the Consumer Restitution Fund to cover certain unreimbursed costs and expenditures incurred by affected U.S. consumers in the event the $380.5 million in the Consumer Restitution Fund is exhausted. The Company also agreed to various business practice commitments related to consumer assistance and its information security program, including conducting third party assessments of its information security program.

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

Other Settlements.

Securities Class Action Litigation. On February 12, 2020, we entered into a settlement agreement to resolve a consolidated putative class action lawsuit pending in the U.S. District Court for the Northern District of Georgia alleging violations of certain federal securities laws in connection with statements and alleged omissions regarding our cybersecurity systems and controls. Under the settlement, the Company agreed to create a settlement fund for the benefit of a settlement class consisting of persons and entities who purchased or otherwise acquired publicly-traded Company stock from February 25, 2016 through September 15, 2017, subject to certain exclusions. On June 26, 2020, we received final court approval of the settlement.

Shareholder Derivative Litigation. On February 12, 2020, the Company, by and through a committee of independent directors, and individual defendants entered into a settlement agreement to resolve a consolidated putative shareholder derivative action pending in the U.S. District Court for the Northern District of Georgia alleging claims for breaches of fiduciary duties, unjust enrichment, corporate waste and insider selling by certain defendants, as well as certain claims under the federal securities laws. The settlement agreement provides for the Company’s adoption of certain governance changes and an insurance recovery for the Company. On June 22, 2020, we received final court approval for the settlement.

Financial Institutions MDL Class Action. On May 15, 2020, the Company entered into a settlement agreement to resolve the consolidated financial institutions class action cases pending before the MDL Court (the “Financial Institutions MDL Litigation”). Under the settlement, the Company agreed to pay for valid claims submitted by class members up to a maximum amount, reasonable settlement administration and notice costs, and reasonable attorneys’ fees and expenses. The Company also agreed to adopt and/or maintain certain business practices related to its information security program. On June 4, 2020, we received preliminary court approval of the settlement. The settlement is subject to a number of other conditions, including final court approval. We can provide no assurance that all conditions will be satisfied or that final court approval will be obtained.

Pennsylvania State Court Financial Institution Class Action. The Company entered into a settlement agreement to resolve the individual claims brought by one of the original named plaintiffs in the Financial Institutions MDL Litigation in the Court of Common Pleas of Lawrence County, Pennsylvania on behalf of itself and a class of financial institutions headquartered in Pennsylvania. The claims asserted in this matter were substantially similar to claims asserted by financial institutions that previously were dismissed in the MDL proceeding for lack of standing. The court granted approval of the settlement on July 13, 2020.

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

Canadian Class Actions. Eight Canadian class actions, six of which are on behalf of a national class of approximately 19,000 Canadian consumers, were filed against us in Ontario, Saskatchewan, Quebec, British Columbia and Alberta. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. The plaintiffs in each of the remaining cases seek class certification/authorization on behalf of Canadian consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident. In some cases, plaintiffs also seek class certification on behalf of a larger group of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident or earlier and were not impacted by the incident.

On October 21, 2019, the court in the Quebec case dismissed the plaintiff’s motion for authorization to institute a class action, ending the matter. On December 13, 2019, the court in the active Ontario case granted certification of a nationwide class that includes impacted Canadians as well as Canadians who had subscription products with Equifax between March 7, 2017 and July 30, 2017. We have sought leave to appeal this decision. All remaining purported class actions are at preliminary stages. In addition, one of the cases in Ontario as well as the Saskatchewan case have been stayed. The appeal of the court’s order staying the Saskatchewan case was dismissed, and the case is permanently stayed.

Individual Consumer Litigation. We have over one hundred individual consumer actions pending against us in state (general jurisdiction and small claims) and federal courts, including the MDL Court, across the U.S. related to the 2017 cybersecurity incident. The plaintiffs/claimants in these cases have generally claimed to have been harmed by alleged actions and/or omissions by Equifax in connection with the 2017 cybersecurity incident and assert a variety of common law and statutory claims seeking primarily monetary damages. We believe that many of the remaining individual consumer actions will be subject to the settlement in the U.S. Consumer MDL Litigation discussed above, unless the individual consumers submitted a valid and timely request to be excluded from the settlement.

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

California Bankruptcy Litigation

In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award. Mailing of the supplemental notice was completed on February 15, 2011 and the deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order vacating the settlement and remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiffs and granted the motion of counsel for the settling plaintiffs to be appointed as interim lead class counsel. On March 28, 2016, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s lead counsel appointment. On January 9, 2017, the United States Supreme Court denied the objectors’ Petition for a Writ of Certiorari. The parties re-engaged in settlement discussions, including participation in mediations in August 2016 and November 2016, and reached an agreement to again settle the monetary claims. Settlement documents were filed with the District Court on April 14, 2017. On June 16, 2017, the Court granted preliminary approval of the proposed settlement, conditionally certified the settlement class, and appointed class counsel and administrator. A Final Fairness Hearing was held on December 11, 2017 and on April 6, 2018, the Court granted final approval. A Notice of Appeal was filed on May 7, 2018. Following the Notice of Appeal, the parties reached a Stipulation Regarding Attorneys’ Fees and Costs with the District Court subject to affirmance of the settlement with the U.S. Court of Appeals for the Ninth Circuit. On December 12, 2019, the Ninth Circuit affirmed the settlement and remanded to the District Court for recalculation of the attorneys’ fee award to class counsel. On January 10, 2020, the objecting plaintiffs filed a Petition for Rehearing and Rehearing En Banc which was denied. On March 16, 2020, the objecting plaintiffs filed a Petition for Writ of Certiorari with the United States Supreme Court, which was denied.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K, except as set forth below. The risk factors set forth below update, and should be read together with, the risk factors in our 2019 Form 10-K and our Form 10-Q for the quarter ended March 31, 2020.

Our business has been and will continue to be negatively impacted by the recent COVID-19 outbreak.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the recent global outbreak of COVID-19. The COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread have adversely impacted the global economy, leading to reduced consumer spending and lending activities and disruptions and volatility in the global capital markets. Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions. We have experienced significant revenue declines in several of our markets since the designation of COVID-19 as a global pandemic in March 2020. We expect that the negative impacts of the COVID-19 pandemic on our operating revenue will continue until economic conditions improve.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 30, 2020:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
April 1 - April 30, 2020	1,513	$—	—	$590,092,166
May 1 - May 31, 2020	879	$—	—	$590,092,166
June 1 - June 30, 2020	360	$—	—	$590,092,166
Total	2,752		—

(1)The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 1,513 shares for the month of April 2020, 879 shares for the month of May 2020, and 360 shares for the month of June 2020.

(2)Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)At June 30, 2020, the amount authorized for future share repurchases under the share repurchase program was $590.1 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 6.  EXHIBITS

Exhibit No.	Description
4.1
Seventh Supplemental Indenture, dated as of April 27, 2020, between Equifax Inc. and the Trustee, including the form of 2025 Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed April 27, 2020)

4.2
Eighth Supplemental Indenture, dated as of April 27, 2020, between Equifax Inc. and the Trustee, including the form of 2030 Note as Exhibit A (incorporated by reference to Exhibit 4.2 to Equifax's Form 8-K filed April 27, 2020)

10.1	Equifax Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Annex B to Equifax's definitive proxy statement filed on March 27, 2020)
10.2
First Amendment to Credit Agreement, dated as of April 10, 2020, by and between Equifax Inc., Equifax Limited, Equifax Canada Co., Equifax Australia Holdings Pty Limited, and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to Equifax's Form 8-K filed April 14, 2020)

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

Equifax Inc.
(Registrant)

Date:	July 23, 2020	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	July 23, 2020		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	July 23, 2020		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)