Form 10-Q
period 2020-09-30
EQUIFAX INC
filed 2020-10-22
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No   ☒

On October 9, 2020, there were 121,642,955 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2020

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, the 2017 cybersecurity incident, improvements in our information technology and data security infrastructure, including as part of our EFX 2020 cloud technology, data and security transformation, our strategy, our ability to mitigate or manage disruptions posed by COVID-19, the impact of COVID-19 and changes in U.S. and worldwide economic conditions that materially impact consumer spending, consumer debt and employment and the demand for Equifax's products and services, our culture, our ability to innovate, the market acceptance of new products and services and similar statements about our business plans are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as subsequent reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2020	2019
(In millions, except per share amounts)
Operating revenue	$1,068.3	$875.7
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	433.2	374.5
Selling, general and administrative expenses	330.0	295.5
Depreciation and amortization	100.7	84.1
Total operating expenses	863.9	754.1
Operating income	204.4	121.6
Interest expense	(37.4)	(28.0)
Other income, net	133.4	2.9
Consolidated income before income taxes	300.4	96.5
Provision for income taxes	(75.4)	(14.0)
Consolidated net income	225.0	82.5
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(0.8)	(1.4)
Net income attributable to Equifax	$224.2	$81.1
Basic earnings per common share:
Net income attributable to Equifax	$1.84	$0.67
Weighted-average shares used in computing basic earnings per share	121.5	121.0
Diluted earnings per common share:
Net income attributable to Equifax	$1.82	$0.66
Weighted-average shares used in computing diluted earnings per share	123.0	122.3
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
(In millions, except per share amounts)
Operating revenue	$3,009.1	$2,601.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	1,256.5	1,138.9
Selling, general and administrative expenses	955.9	1,601.2
Depreciation and amortization	289.5	244.2
Total operating expenses	2,501.9	2,984.3
Operating income (loss)	507.2	(382.5)
Interest expense	(104.7)	(82.3)
Other income, net	171.1	7.9
Consolidated income (loss) before income taxes	573.6	(456.9)
(Provision) benefit for income taxes	(138.0)	53.3
Consolidated net income (loss)	435.6	(403.6)
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(2.9)	(4.4)
Net income (loss) attributable to Equifax	$432.7	$(408.0)
Basic earnings per common share:
Net income (loss) attributable to Equifax	$3.56	$(3.38)
Weighted-average shares used in computing basic earnings per share	121.4	120.8
Diluted earnings per common share:
Net income (loss) attributable to Equifax	$3.53	$(3.35)
Weighted-average shares used in computing diluted earnings per share	122.7	122.0
Dividends per common share	$1.17	$1.17

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,
	2020			2019
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$224.2	$0.8	$225.0	$81.1	$1.4	$82.5
Other comprehensive income (loss):
Foreign currency translation adjustment	49.4	0.2	49.6	(80.5)	(1.4)	(81.9)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	3.8	—	3.8	3.0	—	3.0
Comprehensive income	$277.4	$1.0	$278.4	$3.6	$—	$3.6

	Nine Months Ended September 30,
	2020			2019
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income (loss)	$432.7	$2.9	$435.6	$(408.0)	$4.4	$(403.6)
Other comprehensive income (loss):
Foreign currency translation adjustment	(8.2)	(1.5)	(9.7)	(100.3)	(1.5)	(101.8)
Change in unrecognized prior service cost and actuarial losses related to our pension and other postretirement benefit plans, net	11.3	—	11.3	9.0	—	9.0
Change in cumulative loss from cash flow hedging transactions, net	—	—	—	0.1	—	0.1
Comprehensive income (loss)	$435.8	$1.4	$437.2	$(499.2)	$2.9	$(496.3)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,535.6	$401.3
Trade accounts receivable, net of allowance for doubtful accounts of $15.8 and $11.2 at September 30, 2020 and December 31, 2019, respectively	605.9	532.1
Prepaid expenses	123.3	88.1
Other current assets	46.8	187.9
Total current assets	2,311.6	1,209.4
Property and equipment:
Capitalized internal-use software and system costs	1,254.3	979.4
Data processing equipment and furniture	329.5	325.1
Land, buildings and improvements	235.9	236.3
Total property and equipment	1,819.7	1,540.8
Less accumulated depreciation and amortization	(749.1)	(593.2)
Total property and equipment, net	1,070.6	947.6
Goodwill	4,366.0	4,308.3
Indefinite-lived intangible assets	94.8	94.9
Purchased intangible assets, net	1,001.4	1,044.6
Other assets, net	405.4	304.2
Total assets	$9,249.8	$7,909.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$1,102.1	$3.1
Accounts payable	159.5	148.3
Accrued expenses	186.4	163.5
Accrued salaries and bonuses	207.1	156.1
Deferred revenue	103.5	104.0
Other current liabilities	632.4	784.1
Total current liabilities	2,391.0	1,359.1
Long-term debt	3,275.3	3,379.5
Deferred income tax liabilities, net	339.9	248.0
Long-term pension and other postretirement benefit liabilities	106.1	118.9
Other long-term liabilities	170.7	180.6
Total liabilities	6,283.0	5,286.1
Commitments and Contingencies (see Note 5)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at September 30, 2020 and December 31, 2019; Outstanding shares - 121.6 and 121.2 at September 30, 2020 and December 31, 2019, respectively	236.6	236.6
Paid-in capital	1,454.1	1,405.1
Retained earnings	4,423.1	4,131.8
Accumulated other comprehensive loss	(628.5)	(631.6)
Treasury stock, at cost, 67.1 shares and 67.5 shares at September 30, 2020 and December 31, 2019, respectively	(2,550.4)	(2,557.4)
Stock held by employee benefit trusts, at cost, 0.6 shares at September 30, 2020 and December 31, 2019	(5.9)	(5.9)
Total Equifax shareholders’ equity	2,929.0	2,578.6
Noncontrolling interests including redeemable noncontrolling interests	37.8	44.3
Total equity	2,966.8	2,622.9
Total liabilities and equity	$9,249.8	$7,909.0

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Operating activities:
Consolidated net income (loss)	$435.6	$(403.6)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	295.2	248.8
Stock-based compensation expense	43.9	40.6
Deferred income taxes	78.0	(81.7)
Gain on fair market value adjustment of equity investments	(162.8)	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(76.1)	(49.9)
Other assets, current and long-term	29.6	32.6
Current and long term liabilities, excluding debt	5.6	296.3
Cash provided by operating activities	649.0	83.1
Investing activities:
Capital expenditures	(309.5)	(305.7)
Acquisitions, net of cash acquired	(61.4)	(234.8)
Investment in unconsolidated affiliates, net	(10.0)	(25.0)
Cash used in investing activities	(380.9)	(565.5)
Financing activities:
Net short-term borrowings	0.3	367.0
Payments on long-term debt	(125.0)	(50.0)
Borrowings on long-term debt	1,123.3	250.0
Dividends paid to Equifax shareholders	(142.1)	(141.4)
Dividends paid to noncontrolling interests	(2.6)	(4.8)
Proceeds from exercise of stock options and employee stock purchase plan	29.9	15.3
Payment of taxes related to settlement of equity awards	—	(9.7)
Purchase of redeemable noncontrolling interests	(9.0)	—
Debt issuance costs	(9.8)	—
Other	0.3	—
Cash provided by financing activities	865.3	426.4
Effect of foreign currency exchange rates on cash and cash equivalents	0.9	(0.1)
Increase (decrease) in cash and cash equivalents	1,134.3	(56.1)
Cash and cash equivalents, beginning of period	401.3	223.6
Cash and cash equivalents, end of period	$1,535.6	$167.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Three Months Ended September 30, 2020

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, June 30, 2020	121.5	$236.6	$1,447.8	$4,248.0	$(681.7)	$(2,550.7)	$(5.9)	$40.2	$2,734.3
Net income	—	—	—	224.2	—	—	—	0.8	225.0
Other comprehensive income	—	—	—	—	53.2	—	—	0.2	53.4
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.1	—	(1.0)	—	—	0.3	—	—	(0.7)
Cash dividends ($0.39 per share)	—	—	—	(47.6)	—	—	—	—	(47.6)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	12.2	—	—	—	—	—	12.2
Redeemable noncontrolling interest adjustment	—	—	—	(1.5)	—	—	—	1.5	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.0)	(1.0)
Purchases of noncontrolling interests	—	—	(5.1)	—	—	—	—	(3.9)	(9.0)
Balance, September 30, 2020	121.6	$236.6	$1,454.1	$4,423.1	$(628.5)	$(2,550.4)	$(5.9)	$37.8	$2,966.8

At September 30, 2020, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

For the Three Months Ended September 30, 2019

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, June 30, 2019	120.9	$236.6	$1,381.5	$4,135.5	$(640.0)	$(2,564.3)	$(5.9)	$44.5	$2,587.9
Net income	—	—	—	81.1	—	—	—	1.4	82.5
Other comprehensive loss	—	—	—	—	(77.5)	—	—	(1.4)	(78.9)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	0.1	—	—	3.9	—	—	4.0
Cash dividends ($0.39 per share)	—	—	—	(47.4)	—	—	—	—	(47.4)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	10.8	—	—	—	—	—	10.8
Redeemable noncontrolling interest adjustment	—	—	—	1.2	—	—	—	(1.2)	—
Balance, September 30, 2019	121.1	$236.6	$1,392.6	$4,170.4	$(717.5)	$(2,560.4)	$(5.9)	$43.3	$2,559.1

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Nine Months Ended September 30, 2020

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2019	121.2	$236.6	$1,405.1	$4,131.8	$(631.6)	$(2,557.4)	$(5.9)	$44.3	$2,622.9
Net income	—	—	—	432.7	—	—	—	2.9	435.6
Other comprehensive income (loss)	—	—	—	—	3.1	—	—	(1.5)	1.6
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.4	—	9.5	—	—	7.0	—	—	16.5
Cash dividends ($1.17 per share)	—	—	—	(142.8)	—	—	—	—	(142.8)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation expense	—	—	43.9	—	—	—	—	—	43.9
Redeemable noncontrolling interest adjustment	—	—	—	1.8	—	—	—	(1.8)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.6)	(2.6)
Purchases of noncontrolling interests	—	—	(5.1)	—	—	—	—	(3.9)	(9.0)
Cumulative adjustment from change in accounting principle	—	—	—	(0.4)	—	—	—	—	(0.4)
Other	—	—	—	—	—	—	—	0.4	0.4
Balance, September 30, 2020	121.6	$236.6	$1,454.1	$4,423.1	$(628.5)	$(2,550.4)	$(5.9)	$37.8	$2,966.8

At September 30, 2020, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

For the Nine Months Ended September 30, 2019

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2018	120.6	$236.6	$1,356.6	$4,717.8	$(626.3)	$(2,571.0)	$(5.9)	$47.9	$3,155.7
Net (loss) income	—	—	—	(408.0)	—	—	—	4.4	(403.6)
Other comprehensive loss	—	—	—	—	(91.2)	—	—	(1.5)	(92.7)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.5	—	(5.3)	—	—	10.6	—	—	5.3
Cash dividends ($1.17 per share)	—	—	—	(142.1)	—	—	—	—	(142.1)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation expense	—	—	40.6	—	—	—	—	—	40.6
Redeemable noncontrolling interest adjustment	—	—	—	2.7	—	—	—	(2.7)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.8)	(4.8)
Balance, September 30, 2019	121.1	$236.6	$1,392.6	$4,170.4	$(717.5)	$(2,560.4)	$(5.9)	$43.3	$2,559.1

Accumulated Other Comprehensive Loss consists of the following components:

	September 30, 2020	December 31, 2019
	(In millions)
Foreign currency translation	$(360.6)	$(352.4)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $84.5 and $88.4 at September 30, 2020 and December 31, 2019, respectively	(266.8)	(278.1)
Cash flow hedging transactions, net of accumulated tax of $0.7 at September 30, 2020 and December 31, 2019, respectively	(1.1)	(1.1)
Accumulated other comprehensive loss	$(628.5)	$(631.6)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, analyze and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of September 30, 2020, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates and have an investment in a consumer and commercial credit information company in Brazil.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Weighted-average shares outstanding (basic)	121.5	121.0	121.4	120.8
Effect of dilutive securities:
Stock options and restricted stock units	1.5	1.3	1.3	1.2
Weighted-average shares outstanding (diluted)	123.0	122.3	122.7	122.0

For the three months ended September 30, 2020 and 2019, stock options that were anti-dilutive were not material. For the nine months ended September 30, 2020 and 2019, stock options that were anti-dilutive were 0.6 million and 1.1 million, respectively.

Financial Instruments.  Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and short- and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for similar publicly traded instruments and for non-publicly traded instruments through valuation techniques involving observable inputs based on the specific characteristics of the debt instrument. As of September 30, 2020 and December 31, 2019, the fair value of our long-term debt, including the current portion, was $4.7 billion and $3.6 billion, respectively, compared to its carrying value of $4.4 billion and $3.4 billion, respectively.

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

The following table presents items measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value of Assets (Liabilities) at September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Deferred Compensation Plan Assets(1)	$38.5	$38.5	$—	$—
Deferred Compensation Plan Liability(1)	(38.5)	—	(38.5)	—
Total	$—	$38.5	$(38.5)	$—

(1)        We maintain deferred compensation plans that allow for certain management employees to defer the receipt of compensation (such as salary and incentive compensation) until a later date based on the terms of the plan. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections. The asset consists of mutual funds reflective of the participants’ investment selections and is valued at daily quoted market prices.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed various acquisitions during the nine months ended September 30, 2020 and the year ended December 31, 2019. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in these acquisitions were internally or externally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macro-economic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income (Loss). Below is a rollforward of our allowance for doubtful accounts for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Allowance for doubtful accounts, beginning of period	$16.9	$13.3	$11.2	$10.9
Current period bad debt expense	0.2	0.9	7.1	4.6
Write-offs, net of recoveries	(1.3)	(1.7)	(2.5)	(3.0)
Allowance for doubtful accounts, end of period	$15.8	$12.5	$15.8	$12.5

Other Current Assets. Other current assets on our Consolidated Balance Sheets include amounts receivable from tax authorities and director and officers liability insurance receivable for costs incurred to date related to the 2017 cybersecurity incident that are reimbursable and probable for recovery under our insurance coverage. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2020, these assets were approximately $18.1 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent the Company’s operating lease right-of-use assets, our investments in unconsolidated affiliates, employee benefit trust assets, and assets related to life insurance policies covering certain officers of the Company.

Equity Investment. We record our equity investment in Brazil within Other Assets using the new measurement method of cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions. As the fair value of the investment has not historically been readily determinable, our investment has been recorded at cost, less impairment. On September 30, 2020, the company in which we are invested in Brazil underwent an initial public offering and began to trade publicly in Brazilian stock markets. The carrying value of the investment has been adjusted to $133.8 million based on observable Level 1 inputs as of the date noted above, resulting in an unrealized gain of $129.9 million for the three and nine months ended September 30, 2020. All unrealized gains or losses on the investment are recorded in Other Income (Expense), Net within the Consolidated Statements of Income (Loss).

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of operating lease liabilities and various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 5. Other current liabilities also include corresponding amounts of other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2020, these funds were approximately $18.1 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

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
Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting, caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. We are still evaluating the impact, but do not expect the adoption of the standard to have a material impact on our Consolidated Financial Statements.

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2020	2019	$	%	2020	2019	$	%
	(In millions)				(In millions)
Online Information Solutions	$284.7	$233.0	$51.7	22%	$800.3	$696.7	$103.6	15%
Mortgage Solutions	55.4	36.7	18.7	51%	149.4	104.4	45.0	43%
Financial Marketing Services	46.2	45.8	0.4	1%	145.4	145.4	—	—%
Total U.S. Information Solutions	386.3	315.5	70.8	22%	1,095.1	946.5	148.6	16%
Verification Services	301.1	185.3	115.8	63%	773.2	506.5	266.7	53%
Employer Services	75.7	55.3	20.4	37%	258.2	192.7	65.5	34%
Total Workforce Solutions	376.8	240.6	136.2	57%	1,031.4	699.2	332.2	48%
Asia Pacific	80.2	77.4	2.8	4%	215.1	226.4	(11.3)	(5)%
Europe	58.7	64.8	(6.1)	(9)%	173.2	199.3	(26.1)	(13)%
Latin America	40.4	49.2	(8.8)	(18)%	117.8	144.0	(26.2)	(18)%
Canada	38.7	39.1	(0.4)	(1)%	108.5	114.9	(6.4)	(6)%
Total International	218.0	230.5	(12.5)	(5)%	614.6	684.6	(70.0)	(10)%
Global Consumer Solutions	87.2	89.1	(1.9)	(2)%	268.0	271.5	(3.5)	(1)%
Total operating revenue	$1,068.3	$875.7	$192.6	22%	$3,009.1	$2,601.8	$407.3	16%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of September 30, 2020 inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$29.6
1 to 3 years	28.2
3 to 5 years	21.3
Thereafter	46.3
Total remaining performance obligation	$125.4

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

Our annual goodwill impairment testing was completed during the third quarter of 2020. The estimated fair value for all reporting units exceeded the carrying value for those units as of September 30, 2020. As a result, no goodwill impairment was recorded.

Changes in the amount of goodwill for the nine months ended September 30, 2020, are as follows:

	U.S. Information Solutions	Workforce Solutions	International	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2019	$1,280.7	$1,010.4	$1,829.2	$188.0	$4,308.3
Acquisitions	6.0	—	52.3	—	58.3
Adjustments to initial purchase price allocation	—	0.3	—	—	0.3
Foreign currency translation	—	—	0.5	(1.4)	(0.9)
Balance, September 30, 2020	$1,286.7	$1,010.7	$1,882.0	$186.6	$4,366.0

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2020. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the nine months ended September 30, 2020.

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

Purchased intangible assets at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$884.7	$(375.2)	$509.5	$904.0	$(351.8)	$552.2
Acquired software and technology	106.9	(94.3)	12.6	110.1	(84.0)	26.1
Customer relationships	672.0	(323.6)	348.4	673.0	(305.1)	367.9
Proprietary database	148.5	(26.4)	122.1	108.3	(20.9)	87.4
Non-compete agreements	6.0	(2.7)	3.3	7.8	(3.5)	4.3
Trade names and other intangible assets	15.3	(9.8)	5.5	17.3	(10.6)	6.7
Total definite-lived intangible assets	$1,833.4	$(832.0)	$1,001.4	$1,820.5	$(775.9)	$1,044.6

Amortization expense related to purchased intangible assets was $36.0 million and $35.1 million during the three months ended September 30, 2020 and 2019, respectively. Amortization expense related to purchased intangible assets was $105.8 million and $104.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at September 30, 2020 is as follows:

Years ending December 31,	Amount
(In millions)
2020	$35.3
2021	126.9
2022	121.1
2023	119.6
2024	111.5
Thereafter	487.0
$1,001.4

4. DEBT

Debt outstanding at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
	(In millions)
Notes, 2.30%, due June 2021	$500.0	$500.0
Notes, 3.60%, due August 2021	300.0	300.0
Notes, Floating Rate, due August 2021	300.0	300.0
Notes, 3.30%, due December 2022	500.0	500.0
Notes, 3.95%, due June 2023	400.0	400.0
Notes, 2.60%, due December 2024	750.0	750.0
Notes, 2.60%, due December 2025	400.0	—
Notes, 3.25%, due June 2026	275.0	275.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 3.1%, due May 2030	600.0	—
Notes, 7.00%, due July 2037	250.0	250.0
Other	3.4	3.1
Total debt	4,403.4	3,403.1
Less short-term debt and current maturities	(1,102.1)	(3.1)
Less unamortized discounts and debt issuance costs	(26.0)	(20.5)
Total long-term debt, net	$3,275.3	$3,379.5

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

2.6% Senior Notes. On November 15, 2019, we issued $750.0 million aggregate principal amount of 2.6% five-year Senior Notes due 2024 (the “2024 Notes”) in an underwritten public offering. Interest on the 2024 Notes accrues at a rate of 2.6% per year and is payable semi-annually in arrears on June 1 and December 1 of each year. The net proceeds of the sale of the notes were used to repay borrowings under our Receivables Facility and our Commercial Paper program and for general corporate purposes. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2024 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Senior Credit Facility.  In September 2018, the Company entered into a $1.1 billion five-year unsecured revolving credit facility with a group of financial institutions, which will mature in September 2023 (the “Revolver”). The Revolver replaced the Company’s previous $900.0 million unsecured revolving credit facility that was scheduled to mature in November 2020. Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.6 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. As of September 30, 2020, there were $0.7 million of letters of credit outstanding, no principal drawn amounts under the Revolver, and no commercial paper borrowings. Availability under the Revolver was $1.1 billion at September 30, 2020.

Commercial Paper Program.  In the second quarter of 2019, we increased our commercial paper program to $1.1 billion. Our commercial paper program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings bear interest at either a floating rate (based on LIBOR or other benchmarks), or a fixed rate, plus the applicable margin. Maturities of commercial paper can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At September 30, 2020, there were no outstanding commercial paper notes.

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

There were no outstanding borrowings under the Receivables Facility at September 30, 2020. The Receivables Facility was supported by $313.5 million of accounts receivable as collateral at September 30, 2020 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

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

Other Settlements.
Financial Institutions MDL Class Action. On May 15, 2020, the Company entered into a settlement agreement to resolve the consolidated financial institutions class action cases pending before the MDL Court (the “Financial Institutions MDL Litigation”). Under the settlement, the Company agreed to pay for valid claims submitted by class members up to a maximum amount, reasonable settlement administration and notice costs, and reasonable attorneys’ fees and expenses. The Company also agreed to adopt and/or maintain certain business practices related to its information security program. The court granted final approval of the settlement on October 22, 2020.

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

Canadian Class Actions. Five putative Canadian class actions, four of which are on behalf of a national class of approximately 19,000 Canadian consumers, are pending against us in Ontario, British Columbia and Alberta. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. In addition to seeking class certification on behalf of Canadian consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident, in some cases, plaintiffs also seek class certification on behalf of a larger group of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident or earlier and were not impacted by the incident.

On December 13, 2019, the court in Ontario granted certification of a nationwide class that includes all impacted Canadians as well as Canadians who had subscription products with Equifax between March 7, 2017 and July 30, 2017 who were not impacted by the incident. Our motion for leave to appeal this decision was granted in part, and our appeal is now pending. All remaining purported class actions are at preliminary stages or stayed.

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

Guarantees and General Indemnifications

We may issue standby letters of credit and performance and surety bonds in the normal course of business. The aggregate notional amounts of all performance and surety bonds and standby letters of credit was not material at September 30, 2020 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business was not material at September 30, 2020. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management variable interest entity under its commercial agreements.

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

6. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2017 with few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $1.4 million.

Effective Tax Rate

Our effective income tax rate was 25.1% for the three months ended September 30, 2020, compared to 14.5% for the three months ended September 30, 2019. Our third quarter effective 2020 tax rate was adversely impacted by the tax treatment associated with the gain on the fair value adjustment of the Brazil investment.

Our effective income tax rate was 24.1% for the nine months ended September 30, 2020, compared to an 11.7% benefit for the nine months ended September 30, 2019. Our effective tax rate was higher year-to-date for 2020 as compared to 2019 due to permanent tax differences resulting from the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident included in the 2019 effective tax rate. The 2020 year-to-date rate has been adversely impacted by valuation allowances against the deferred tax assets of certain international operations as well as the tax treatment associated with the gain on the fair value adjustment of the Brazil investment. However, these impacts were partially offset by favorable adjustments related to the 2019 legal proceedings. 2019 income taxes were calculated using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss.

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

7. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine months ended September 30, 2020, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2019	$(352.4)	$(278.1)	$(1.1)	$(631.6)
Other comprehensive loss before reclassifications	(8.2)	—	—	(8.2)
Amounts reclassified from accumulated other comprehensive loss	—	11.3	—	11.3
Net current-period other comprehensive (loss) income	(8.2)	11.3	—	3.1
Balance, September 30, 2020	$(360.6)	$(266.8)	$(1.1)	$(628.5)

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2020, are as follows:

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
	(In millions)
Amortization of pension and other postretirement plan items:
Prior service cost	$(0.3)	(1)
Recognized actuarial loss	15.3	(1)
	15.0	Total before tax
	(3.7)	Tax benefit
	$11.3	Net of tax

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (See Note 8 Benefit Plans for additional details).

Changes in accumulated other comprehensive loss related to noncontrolling interests were not material as of September 30, 2020.

8. BENEFIT PLANS

We sponsor defined benefit pension plans and defined contribution plans. For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2019 Form 10-K.

The following table provides the components of net periodic benefit cost. The service cost component is included in selling, general and administrative expenses and the other components of net periodic benefit cost are included in other income, net in the Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2020 and 2019:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Service cost	$0.4	$0.7	$0.1	$0.1
Interest cost	5.9	7.1	0.1	0.2
Expected return on plan assets	(8.8)	(9.0)	(0.2)	(0.2)
Amortization of prior service cost	—	0.1	(0.1)	(0.3)
Recognized actuarial loss	4.9	3.7	0.2	0.3
Total net periodic benefit cost	$2.4	$2.6	$0.1	$0.1

	Pension Benefits		Other Benefits
	Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Service cost	$1.2	$2.1	$0.3	$0.3
Interest cost	17.7	21.3	0.3	0.6
Expected return on plan assets	(26.4)	(27.0)	(0.6)	(0.6)
Amortization of prior service cost	—	0.3	(0.3)	(0.9)
Recognized actuarial loss	14.7	11.1	0.6	0.9
Total net periodic benefit cost	$7.2	$7.8	$0.3	$0.3

9. SEGMENT INFORMATION

Reportable Segments.  We manage our business and report our financial results through the following four reportable segments, which are the same as our operating segments:

-    U.S. Information Solutions (“USIS”)
-    Workforce Solutions
-    International
-    Global Consumer Solutions ("GCS")

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

Operating revenue and operating income by operating segment during the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating revenue:	2020	2019	2020	2019
U.S. Information Solutions	$386.3	$315.5	$1,095.1	$946.5
Workforce Solutions	376.8	240.6	1,031.4	699.2
International	218.0	230.5	614.6	684.6
Global Consumer Solutions	87.2	89.1	268.0	271.5
Total operating revenue	$1,068.3	$875.7	$3,009.1	$2,601.8

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating income (loss):	2020	2019	2020	2019
U.S. Information Solutions	$128.6	$98.2	$349.3	$312.2
Workforce Solutions	193.2	99.6	500.8	291.4
International	25.4	26.0	34.5	59.9
Global Consumer Solutions	12.5	11.9	33.4	36.2
General Corporate Expense	(155.3)	(114.1)	(410.8)	(1,082.2)
Total operating income (loss)	$204.4	$121.6	$507.2	$(382.5)

Total assets by operating segment at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
(In millions)	2020	2019
Total assets:
U.S. Information Solutions	$1,966.7	$1,922.9
Workforce Solutions	1,344.5	1,338.6
International	3,161.3	2,977.0
Global Consumer Solutions	294.5	275.3
General Corporate	2,482.8	1,395.2
Total assets	$9,249.8	$7,909.0

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
On March 11, 2020, the World Health Organization designated the novel coronavirus disease (“COVID-19”) as a global pandemic. The impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results in March 2020. The impact on the operating results in each country in which we operate differed based on the conditions and the vertical markets we serve in that country. In the United States, consolidated revenue grew during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, reflecting very strong mortgage market related revenue in both USIS and Workforce Solutions, and, to a lesser degree than we experienced in the three months ended June 30, 2020, higher revenue growth in our Workforce Solutions unemployment claims management business. However, in the U.S., we experienced year-over-year revenue declines in most other vertical markets including commercial, financial services and telecommunications. Internationally, all countries in which we operate experienced revenue declines, across most vertical markets. The year-over-year reductions in countries and vertical markets referenced were most pronounced in the second quarter. Although most countries continue to show year-over-year declines, performance in the third quarter of 2020 has improved from the levels seen in the second quarter. Due to the strong revenue growth in the U.S., total Equifax consolidated operating results improved in the third quarter of 2020 compared to both the first and second quarters of 2020 and the third quarter of 2019. We are unable to determine the severity or duration of the impact of the COVID-19 pandemic on Equifax or how the impact on the individual markets in the countries we serve will change with time. Although consolidated revenue has grown during the first nine months of 2020 when compared to 2019, due to the uncertain effects of the global economy caused by the impact of COVID-19, there can be no assurances that revenues will continue to grow in the fourth quarter of 2020.

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
Our data and analytics, product and sales teams are focused on how to refine existing products and services, as well as generate new products and services, to meet changing needs of our customer in this environment. Our technology teams continue to execute on our EFX2020 cloud technology, data and security transformation, including the continued migration of our technology to cloud native environments. To date, the change in working environment has not caused material disruptions in the execution of these plans.
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
At September 30, 2020, we had approximately $1.5 billion in cash and $1.3 billion available to borrow under our revolving credit facility that matures in September 2023 and receivables funding facility. In the second quarter of 2020, we amended our revolving credit facility to increase the maximum leverage ratio through 2021 to provide us with additional financial flexibility.
In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that COVID-19 could have on our financial condition and operating results remains highly uncertain.
For more information, see “Item 1A. Risk Factors—Our business has been and will continue to be negatively impacted by the recent COVID-19 outbreak,” in our June 30, 2020 Form 10-Q.
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
Future Costs. We are currently executing substantial initiatives in security and consumer support, and a company-wide transformation of our technology infrastructure, which we refer to as our technology transformation, and incurred substantial increased expenses and capital expenditures in 2019 and the first nine month of 2020 related to these initiatives. We expect to continue to incur significant expenses and capital expenditures in the remainder of 2020 related to these initiatives, at similar levels as those incurred in 2019.
We incurred significant legal and professional services expenses related to the lawsuits, claims and government investigations to which we were a party in 2019, and expect to continue to incur these expenses until all matters are fully resolved. However, due to the settlement of all significant matters in the U.S. in 2019, the level of legal and professional service expenses related to these matters was significantly lower in the first nine months of 2020 compared to the same period in 2019, and we expect that these expenses will continue to be significantly lower in the remainder of 2020.

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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore, and the United Arab Emirates, have an investment in a consumer and commercial credit information company in Brazil, and have an investment in an identity authentication company in Canada. Approximately 78% and 72% of our revenue was generated in the U.S. during the three months ended September 30, 2020 and 2019, respectively. Approximately 78% and 72% of our revenue was generated in the U.S. during the nine months ended September 30, 2020 and 2019, respectively.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Key Performance Indicators
	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions, except per share data)		(In millions, except per share data)
Operating revenue	$1,068.3	$875.7	$3,009.1	$2,601.8
Operating revenue change	22%	5%	16%	1%
Operating income (loss)	$204.4	$121.6	$507.2	$(382.5)
Operating margin	19.1%	13.9%	16.9%	(14.7)%
Net income (loss) attributable to Equifax	$224.2	$81.1	$432.7	$(408.0)
Diluted earnings (loss) per share	$1.82	$0.66	$3.53	$(3.35)
Cash provided by (used in) operating activities	$367.0	$(164.9)	$649.0	$83.1
Capital expenditures*	$(112.3)	$(87.8)	$(309.6)	$(285.9)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•We did not repurchase shares of our common stock during the first nine months of 2020. At September 30, 2020, $590.1 million was available for future purchases of common stock under our share repurchase authorization.

•We paid out $142.1 million or $1.17 per share in dividends to our shareholders during the first nine months of 2020.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2020	2019	$	%	2020	2019	$	%
	(In millions)				(In millions)
U.S. Information Solutions	$386.3	$315.5	$70.8	22%	$1,095.1	$946.5	$148.6	16%
Workforce Solutions	376.8	240.6	136.2	57%	1,031.4	699.2	332.2	48%
International	218.0	230.5	(12.5)	(5)%	614.6	684.6	(70.0)	(10)%
Global Consumer Solutions	87.2	89.1	(1.9)	(2)%	268.0	271.5	(3.5)	(1)%
Consolidated operating revenue	$1,068.3	$875.7	$192.6	22%	$3,009.1	$2,601.8	$407.3	16%

Revenue increased by $192.6 million, or 22%, and by $407.3 million, or 16%, in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. Total revenue was not materially impacted by foreign exchange rates in the third quarter of 2020 but was negatively impacted in the first nine months of 2020, which decreased revenue by $30.1 million, or 1%, compared to the same periods in 2019.

Revenue in the third quarter and first nine months of 2020 increased due to growth in our Workforce Solutions and USIS businesses, primarily due to strong U.S. mortgage volume as well as growth in our Workforce Solutions unemployment claims business. Revenue growth was negatively impacted due to a significant decline beginning in the second half of March across International and GCS, due to the economic impact of the COVID-19 pandemic.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Expenses	2020	2019	$	%	2020	2019	$	%
	(In millions)				(In millions)
Consolidated cost of services	$433.2	$374.5	$58.7	16%	$1,256.5	$1,138.9	$117.6	10%
Consolidated selling, general and administrative expenses	330.0	295.5	34.5	12%	955.9	1,601.2	(645.3)	(40)%
Consolidated depreciation and amortization expense	100.7	84.1	16.6	20%	289.5	244.2	45.3	19%
Consolidated operating expenses	$863.9	$754.1	$109.8	15%	$2,501.9	$2,984.3	$(482.4)	(16)%

Cost of services increased $58.7 million and $117.6 million in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The increases were due to an increase in royalty and production costs, as well as incremental technology and data security costs related to our ongoing technology transformation. The impact of changes in foreign exchange rates on costs of services led to an increase of $0.6 million in the third quarter of 2020 and a decrease of $13.4 million for the first nine months of 2020, compared to the same periods in 2019.

Selling, general and administrative expenses increased $34.5 million and decreased $645.3 million in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The increase in the third quarter was due to an increase in people costs, partially offset by a decrease in legal expenses and lower business travel costs. For the nine months ended September 30, 2020, the decrease is due to $701.3 million in legal accruals associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident recorded in the first nine months of 2019 that did not recur in 2020, partially offset by an increase in people costs. The impact of changes in foreign currency exchange rates decreased selling, general and administrative expenses by $0.9 million and $10.8 million for the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019.

Depreciation and amortization expense increased $16.6 million and $45.3 million for the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The increases are due to the higher amortization of capitalized internal-use software and system costs.

Operating Income and Operating Margin

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Consolidated Operating Income (Loss)	2020	2019	$	%		2020	2019	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$1,068.3	$875.7	$192.6	22%		$3,009.1	$2,601.8	$407.3	16%
Consolidated operating expenses	863.9	754.1	109.8	15%		2,501.9	2,984.3	(482.4)	(16)%
Consolidated operating income (loss)	$204.4	$121.6	$82.8	68%		$507.2	$(382.5)	$889.7	233%
Consolidated operating margin	19.1%	13.9%		5.2	pts	16.9%	(14.7)%		31.6	pts

Total company operating margin increased by 5.2 percentage points and 31.6 percentage points in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019.

The margin increase in the third quarter of 2020 is due to increased revenue, partially offset by increased people, royalty and technology costs. The margin increase for the first nine months of 2020 is due to increased revenue and the prior year accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident that did not recur in 2020, partially offset by increased people, royalty and technology costs.

Interest Expense and Other (Expense) Income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Interest Expense and Other Income, net	2020	2019	$	%	2020	2019	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(37.4)	$(28.0)	$(9.4)	34%	$(104.7)	$(82.3)	$(22.4)	27%
Consolidated other income, net	133.4	2.9	130.5	nm	171.1	7.9	163.2	nm
Average cost of debt	3.4%	3.7%			3.5%	3.9%
Total consolidated debt, net, at quarter end	$4,377.4	$3,206.7	$1,170.7	37%	$4,377.4	$3,206.7	$1,170.7	37%
nm - not meaningful

Interest expense increased by $9.4 million and $22.4 million for the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The increase is due to the issuance of $1.0 billion senior notes in April 2020 and $750.0 million senior notes issued in November 2019, partially offset by Commercial Paper and Receivables Funding Facility balances that were outstanding in 2019, but not in 2020.

Other income, net, increased by $130.5 million and $163.2 million in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The increase in the third quarter of 2020 is due to a $129.9 million gain recorded related to a fair value adjustment of our investment in Brazil, due to its initial public offering during the quarter. The increase in the first nine months of 2020 also benefited from a $32.9 million gain recorded related to a fair value adjustment of the equity investment in India, for which we completed the acquisition of the remaining shareholder interests in the first quarter of 2020.

Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated (Provision) Benefit for Income Taxes	2020	2019	$	%	2020	2019	$	%
	(In millions)				(In millions)
Consolidated (provision) benefit for income taxes	$(75.4)	$(14.0)	$(61.4)	439%	$(138.0)	$53.3	$(191.3)	(359)%
Effective income tax rate	25.1%	14.5%			24.1%	(11.7)%

Our effective income tax rate was 25.1% for the three months ended September 30, 2020, compared to 14.5% for the three months ended September 30, 2019. Our third quarter effective 2020 tax rate was adversely impacted by the tax treatment associated with the gain on the fair value adjustment of the Brazil investment.

Our effective income tax rate was 24.1% for the nine months ended September 30, 2020, compared to an 11.7% benefit for the nine months ended September 30, 2019. Our effective tax rate was higher year-to-date for 2020 as compared to 2019 due to permanent tax differences resulting from the accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident included in the 2019 effective tax rate. The 2020 year-to-date rate has been adversely impacted by valuation allowances against the deferred tax assets of certain international operations as well as the tax treatment associated with the gain on the fair value adjustment of the Brazil investment. However, these impacts were partially offset by favorable adjustments related to the 2019 legal proceedings. 2019 income taxes were calculated using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss.

Net Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Net Income (Loss)	2020	2019	$	%	2020	2019	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income (loss)	$204.4	$121.6	$82.8	68%	$507.2	$(382.5)	$889.7	233%
Consolidated other income (expense), net	96.0	(25.1)	121.1	483%	66.4	(74.4)	140.8	(189)%
Consolidated (provision) benefit for income taxes	(75.4)	(14.0)	(61.4)	437%	(138.0)	53.3	(191.3)	(359)%
Consolidated net income (loss)	225.0	82.5	142.5	173%	435.6	(403.6)	839.2	208%
Net income (loss) attributable to noncontrolling interests	(0.8)	(1.4)	0.6	40%	(2.9)	(4.4)	1.5	33%
Net income (loss) attributable to Equifax	$224.2	$81.1	$143.1	177%	$432.7	$(408.0)	$840.7	206%
Diluted earnings per common share:
Net income (loss) attributable to Equifax	$1.82	$0.66	$1.16	175%	$3.53	$(3.35)	$6.88	205%
Weighted-average shares used in computing diluted earnings per share	123.0	122.3			122.7	122.0

Consolidated net income (loss) increased by $142.5 million and $839.2 million in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The increase for the third quarter of 2020 is due to increased operating income resulting from the increase in revenue as well as the gain recorded on the fair value adjustment of the Brazil investment, partially offset by the increase in tax expense, people costs, royalty costs and technology costs. The increase for the first nine months of 2020 is due to increased operating income resulting from the increase in revenue, the prior year accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident that did not recur in 2020 and an increase in Other Income resulting from the fair value adjustments of the Brazil and India investments, partially offset by an increase in tax expense, people costs, royalty costs, technology costs, depreciation of capitalized projects and higher interest expense.

Segment Financial Results

USIS

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
U.S. Information Solutions	2020	2019	$		%	2020	2019	$		%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$284.7	$233.0	$51.7		22%	$800.3	$696.7	$103.6		15%
Mortgage Solutions	55.4	36.7	18.7		51%	149.4	104.4	45.0		43%
Financial Marketing Services	46.2	45.8	0.4		1%	145.4	145.4	—		—%
Total operating revenue	$386.3	$315.5	$70.8		22%	$1,095.1	$946.5	$148.6		16%
% of consolidated revenue	36%	36%				36%	36%
Total operating income	$128.6	$98.2	$30.4		31%	$349.3	$312.2	$37.1		12%
Operating margin	33.3%	31.1%		2.2	pts	31.9%	33.0%		(1.1)	pts

USIS revenue increased by 22% and 16% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The increases are due to improvements in our core credit decisioning services and mortgage solutions volumes related to the strength of the U.S. mortgage market in 2020.

Online Information Solutions

Revenue increased by 22% and 15% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The increases in both periods are due to improved core credit decisioning services volumes related to improvements in the mortgage market. 2019 revenue was negatively impacted by a $15.0 million settlement with a commercial customer. We continue to see a reduction year over year related to non-mortgage online revenue that has declined due to the economic impact of COVID-19, which began in the latter half of March 2020.

Mortgage Solutions

Revenue increased by 51% and 43% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The increases are due to increased mortgage market transaction volumes.

Financial Marketing Services

Revenue increased 1% and was flat in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019 due to the timing of project related revenue. 2019 revenue was negatively impacted by a $5.0 million settlement with a commercial customer. We also continue to see a reduction year over year in Financial Marketing Services due to the economic impact of COVID-19.

USIS Operating Margin

USIS operating margin increased from 31.1% in the third quarter of 2019 to 33.3% in the third quarter of 2020, and decreased from 33.0% in the first nine months of 2019 to 31.9% in the first nine months of 2020. The margin increase during the third quarter of 2020 was due to an increase of revenue, partially offset by the increase in people, incremental technology and data security, royalty and depreciation costs. The margin decrease for the first nine months of 2020 was due to increased people, royalty, technology and depreciation costs, as well as incremental technology and data security costs, partially offset by the increase in revenue.

Workforce Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Workforce Solutions	2020	2019	$	%		2020	2019	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$301.1	$185.3	$115.8	63%		$773.2	$506.5	$266.7	53%
Employer Services	75.7	55.3	20.4	37%		258.2	192.7	65.5	34%
Total operating revenue	$376.8	$240.6	$136.2	57%		$1,031.4	$699.2	$332.2	48%
% of consolidated revenue	35%	28%				34%	27%
Total operating income	$193.2	$99.6	$93.6	94%		$500.8	$291.4	$209.4	72%
Operating margin	51.3%	41.4%		9.9	pts	48.6%	41.7%		6.9	pts

Workforce Solutions revenue increased by 57% and 48% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The increases were due to strong growth in both Verification Services and Employer Services, driven by growth in mortgage and unemployment claims management during the first nine months of 2020.

Verification Services

Revenue increased by 63% and 53% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019 due to strong growth in the mortgage vertical and continued addition of new records to The Work Number database. Starting in the second half of March, revenue from the commercial non-mortgage segment of Verification Services, including the talent solutions, debt management and auto segments, have experienced declines versus the same period in 2019 due to the economic impact of COVID-19.

Employer Services

Revenue increased by 37% and 34% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The increase for both periods is due to increases in our unemployment claims management services, as U.S. unemployment claims increased substantially due to the economic impact of COVID-19 on the U.S. economy.

Workforce Solutions Operating Margin

Operating margin increased to 51.3% for the third quarter of 2020 from 41.4% for the third quarter of 2019 and to 48.6% for the first nine months of 2020 from 41.7% in 2019. The increased margins in both periods were due to an increase in revenue, partially offset by increases in royalty, people, technology and depreciation costs.

International

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
International	2020	2019	$		%	2020	2019	$		%
	(In millions)					(In millions)
Operating revenue:
Asia Pacific	$80.2	$77.4	$2.8		4%	$215.1	$226.4	$(11.3)		(5)%
Europe	58.7	64.8	(6.1)		(9)%	173.2	199.3	(26.1)		(13)%
Latin America	40.4	49.2	(8.8)		(18)%	117.8	144.0	(26.2)		(18)%
Canada	38.7	39.1	(0.4)		(1)%	108.5	114.9	(6.4)		(6)%
Total operating revenue	$218.0	$230.5	$(12.5)		(5)%	$614.6	$684.6	$(70.0)		(10)%
% of consolidated revenue	21%	26%				21%	26%
Total operating income	$25.4	$26.0	$(0.6)		(2)%	$34.5	$59.9	$(25.4)		(42)%
Operating margin	11.6%	11.3%		0.3	pts	5.6%	8.7%		(3.1)	pts

International revenue decreased by 5% and 10% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. On a local currency basis, revenue decreased by 5% and 6% in the third quarter and first nine months of 2020, respectively, driven by declines in Latin America and Europe in the third quarter of 2020 and declines across all geographies for the nine month period. Local currency fluctuations against the U.S. dollar had minimal impact on revenue during the third quarter of 2020 and negatively impacted revenue by $29.8 million, or 4%, for the first nine months of 2020. Revenue growth was negatively impacted by a significant decline in volume beginning in the second half of March in each of the four regions within our International business, due to the impact of the COVID-19 pandemic on the regions, although local economies have begun to show signs of recovery in the third quarter.

Asia Pacific

On a local currency basis, revenue was flat and decreased by 2% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. For the third quarter of 2020, the negative impacts of COVID-19 on the consumer business were offset by non-recurring projects within the recovery management business. The decrease in revenue for the first nine months of 2020 was driven by decreases in our consumer and commercial businesses, marketing services and personal solutions related revenue, primarily driven by the economic recession in Australia and New Zealand due to COVID-19, partly offset by an increase in offline transactions within recovery management. Local currency fluctuations positively impacted revenue by $2.7 million, or 4%, in the third quarter of 2020 and negatively impacted revenue by $6.8 million, or 3%, for the first nine months of 2020. Reported revenue increased by 4% and decreased by 5% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019.

Europe

On a local currency basis, revenue decreased by 13% in both the third quarter and first nine months of 2020, compared to the same periods in 2019. The decreases are primarily in the U.K. consumer and commercial businesses and debt services which experienced double digit declines in the third quarter and first nine months of 2020, due to the impact the COVID-19 pandemic has had on local economies. Local currency fluctuations against the U.S. dollar positively impacted revenue by $2.7 million, or 4%, for the third quarter and did not have a material impact on revenue for the first nine months of 2020. Reported revenue decreased by 9% and 13% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019.

Latin America

On a local currency basis, revenue decreased by 6% and 4% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The decrease was driven by COVID-19, which negatively impacted consumer credit operations in all Latin America countries in which Equifax operates. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $5.8 million, or 12%, and $20.9 million, or 14%, in the third quarter and first nine months of 2020, respectively, primarily from Argentina and Chile. Reported revenue decreased by 18% in both the third quarter and first nine months of 2020, compared to the same periods in 2019.

Canada

On a local currency basis, revenue was flat and decreased by 4% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The decrease in the first nine months of 2020 is due to declines in consumer and commercial online volumes and offline analytics revenue, driven by the impacts of COVID-19. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.3 million, or 1%, and $1.9 million, or 2%, in the third quarter and first nine months of 2020, respectively. Reported revenue decreased by 1% and 6% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019.

International Operating Margin

Operating margin increased to 11.6% in the third quarter of 2020 from 11.3% in the third quarter of 2019 and decreased to 5.6% in the first nine months of 2020, down from 8.7% in the first nine months of 2019. The increased margin in the third quarter of 2020 is due to a decline in people costs and discretionary expense control across all geographies, offset by the negative effects of COVID-19 on the countries' revenue where Equifax operates. The decreased margin in first nine months of 2020 was primarily due to the negative effects of COVID-19 on revenue, as well as an increase in depreciation costs and incremental technology costs related to the ongoing technology transformation, partially offset by discretionary expense control across the regions.

Global Consumer Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Global Consumer Solutions	2020	2019	$	%		2020	2019	$	%
	(In millions)					(In millions)
Total operating revenue	$87.2	$89.1	$(1.9)	(2)%		$268.0	$271.5	$(3.5)	(1)%
% of consolidated revenue	8%	10%				9%	11%
Total operating income	$12.5	$11.9	$0.6	5%		$33.4	$36.2	$(2.8)	(8)%
Operating margin	14.4%	13.4%		1.0	pts	12.5%	13.3%		(0.8)	pts

Revenue decreased 2% and 1% for the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The decreases in the third quarter and first nine months of 2020 were driven by decreases in partner revenue, partially offset by increases in event based business, benefits revenue and in the third quarter of 2020 in the direct to consumer business due to strong consumer subscription performance in North America. Local currency fluctuations had minimal impact on the third quarter and first nine months of 2020.

Global Consumer Solutions Operating Margin

Operating margin increased to 14.4% in the third quarter of 2020 from 13.4% in the third quarter of 2019 and decreased to 12.5% in the first nine months of 2020 from 13.3% in the first nine months of 2019. The increased margin in the third quarter of 2020 was due to a reduction in royalty costs due to lower revenue, partially offset by increased advertising and technology costs. The decreased margin in the first nine months of 2020 was driven by increased customer support and marketing costs, partially offset by lower royalty costs due to lower revenue.

General Corporate Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
General Corporate Expense	2020	2019	$	%	2020	2019	$	%
	(In millions)				(In millions)
General corporate expense	$155.3	$114.1	$41.2	36%	$410.8	$1,082.2	$(671.4)	(62)%

 Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, security, data and analytics, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense increased $41.2 million and decreased $671.4 million in the third quarter and first nine months of 2020, respectively, compared to the prior year periods. The increase in the third quarter is due to an increase in people costs, partially offset by lower technology and litigation expense. The decrease for the first nine months of 2020 is due to the legal accruals for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident of $701.3 million that were recorded in 2019 and did not recur in 2020 and lower technology costs, partially offset by increased people costs.

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

Sources and Uses of Cash

Funds generated by operating activities, our Revolver and related commercial paper program and our Receivables Facility, more fully described below, are our most significant sources of liquidity. In April 2020, we issued $1.0 billion aggregate principal amount of senior notes. The net proceeds of the sale of the notes were used to repay borrowings under our Receivables Facility, while the remaining funds are intended for general corporate purposes. At September 30, 2020, we had $1.5 billion in cash balances, as well as $1.1 billion available to borrow under our Revolver. As of September 30, 2020, $225.0 million was available to borrow under our Receivables Facility; however, we intend to terminate this facility in the fourth quarter of 2020.

The Company has and expects to make payments to resolve certain legal proceedings and investigations related to the 2017 cybersecurity incident, described more fully in Part II, “Item 1. Legal Proceedings” in this Form 10-Q. Through September 30, 2020, the Company has made payments of $439.3 million for legal settlements related to the 2017 cybersecurity incident. The remaining $346.7 million to be paid to the Consumer Restitution Fund will be made after a final adjudication affirming the U.S. Consumer MDL Litigation settlement or dismissal of the pending appeals. Although we expect this payment and the remaining settlement payments to be made later in 2020 or 2021, we can give no assurance that these payments will occur in 2020 due to pending approvals or appeals. As a result of the possible payments that could be made in 2020 related to the losses associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident, funds generated by operating activities are not expected to be sufficient to fund working capital and other cash requirements throughout 2020. Our plan is to finance the payments with existing available cash balances and borrowing capacity.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of September 30, 2020, we held $235.1 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2020	2019	2020 vs. 2019
	(In millions)
Operating activities	$649.0	$83.1	$565.9
Investing activities	$(380.9)	$(565.5)	$184.6
Financing activities	$865.3	$426.4	$438.9

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2020 increased by $565.9 million compared the prior year period. The increase in cash from operations is due to increased net income and additional payments made in 2019 associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident.

Investing Activities

Capital Expenditures

	Nine Months Ended September 30,		Change
Net cash used in:	2020	2019	2020 vs. 2019
	(In millions)
Capital expenditures*	$(309.5)	$(305.7)	$(3.8)
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

Capital expenditures paid in the first nine months of 2020 increased by $3.8 million from the same period in 2019. We are continuing to invest in enhanced technology systems, infrastructure and data security following the 2017 cybersecurity incident.

Acquisitions, Divestitures and Investments

	Nine Months Ended September 30,		Change
Net cash used in:	2020	2019	2020 vs. 2019
	(In millions)
Acquisitions, net of cash acquired	$(61.4)	$(234.8)	$173.4
Investment in unconsolidated affiliates, net	$(10.0)	$(25.0)	$15.0

During the first nine months of 2020 we acquired the remaining interest in our India joint venture within the International segment and a tuck-in acquisition within our USIS segment. During the first nine months of 2019, we completed the acquisition of PayNet in our USIS and International operating segments and completed an additional acquisition in our Workforce Solutions segment.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2020	2019	2020 vs. 2019
	(In millions)
Net short-term borrowings	$0.3	$367.0	$(366.7)
Payments on long-term debt	$(125.0)	$(50.0)	$(75.0)
Borrowings on long-term debt	$1,123.3	$250.0	$873.3

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

As of September 30, 2020, there were $0.7 million of letters of credit issued under the Revolver, no principal drawn amounts under the Revolver, and no commercial paper borrowings. Availability under the Revolver was $1.1 billion at September 30, 2020.

At September 30, 2020, 93% of our debt was fixed-rate debt and 7% was effectively variable debt. Our variable-rate debt consists of the Floating Rate Senior Notes, our commercial paper and our Receivables Facility. The interest rates reset periodically, depending on the terms of the respective financing agreements. At September 30, 2020, the interest rate on our variable-rate debt was 1.15%.

Borrowing and Repayment Activity

We primarily borrow under our CP program, our Revolver or our Receivables Facility as needed and as availability allows.

Net short-term borrowings primarily represent borrowings or repayments of outstanding amounts under our CP program in the first nine months of 2019.

Payments on long-term debt reflect $125.0 million and $50.0 million payments made on our Receivables Facility in the first nine months of 2020 and 2019, respectively.

Borrowings on long-term debt represent the net proceeds received from issuance of the 2025 and 2030 senior notes in the first nine months of 2020, as well as the net proceeds received from draw downs on our Receivables Facility in the first nine months of 2020 and 2019.

There were no borrowings outstanding under the Receivables Facility as of September 30, 2020. The Receivables Facility was supported by $313.5 million of accounts receivable as collateral at September 30, 2020 which, as a retained interest, is included in accounts receivable, net in our Consolidated Balance Sheets.

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

As of September 30, 2020, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 2.3% senior notes due 2021, 3.6% senior notes due 2021, floating rate notes due 2021, 3.3% senior notes due 2022, 3.95% senior notes due 2023, 2.6% senior notes due 2024, 2.6% senior notes due 2025, 3.25% senior notes due 2026, 3.1% senior notes due 2030 and 7.0% senior notes due 2037 (together, the “Senior Notes”) contain change in control provisions. If we experience a change in control or publicly announce our intention to effect a change in control and the rating on the Senior Notes is lowered by each of Standard & Poor’s, or S&P, and Moody’s Investors Service, or Moody’s, below an investment grade rating within 60 days of such change in control or notice thereof, we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. As of September 30, 2020, our S&P credit rating was BBB with a negative outlook and our Moody’s credit rating was Baa2 with a stable outlook. These ratings are subject to change as events and circumstances change.

 For additional information about our debt, including the terms of our financing arrangements, basis for floating interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2019 Form 10-K.

Equity Transactions

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2020	2019	2020 vs. 2019
	(In millions)
Dividends paid to Equifax shareholders	$(142.1)	$(141.4)	$(0.7)
Dividends paid to noncontrolling interests	$(2.6)	$(4.8)	$2.2
Proceeds from exercise of stock options and employee stock purchase plan	$29.9	$15.3	$14.6

Sources and uses of cash related to equity during the nine months ended September 30, 2020 and 2019 were as follows:

-     During the first nine months of 2020 and 2019, we did not repurchase any shares of our stock.

-    We maintained our quarterly dividend of $0.39 per share in the third quarter of 2020. We paid cash dividends to Equifax shareholders of $142.1 million and $141.4 million, or $1.17 per share, during the nine months ended September 30, 2020 and 2019, respectively.

-    We received cash of $29.9 million and $15.3 million during the first nine months of 2020 and 2019, respectively, from the exercise of stock options and the employee stock purchase plan.

At September 30, 2020, the Company had $590.1 million remaining for stock repurchases under the existing Board authorization.

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

Foreign Currency

Argentina has experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina has been deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as highly inflationary which resulted in the recognition of a $0.1 million and $0.5 million foreign currency loss that was recorded in other income, net in our Consolidated Statements of Income (Loss) during the three and nine months ended September 30, 2020, respectively.

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

Goodwill

We review goodwill and indefinite lived intangible assets for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have seven reporting units comprised of USIS (which includes Online Information Solutions, Mortgage Solutions and Financial Marketing Services), Asia Pacific, Europe, Latin America, Canada, GCS, and Equifax Workforce Solutions (which includes Verification Services and Employer Services).

The goodwill balance at September 30, 2020, for our seven reporting units was as follows:

September 30,
2020
(In millions)
U.S. Information Solutions	$1,286.7
Workforce Solutions	1,010.7
Asia Pacific	1,457.0
Europe	156.5
Latin America	217.7
Canada	50.8
Global Consumer Solutions	186.6
Total goodwill	$4,366.0

We performed a qualitative assessment to determine whether further impairment testing was necessary for our USIS, Workforce Solutions, Europe, Canada and GCS reporting units. In this qualitative assessment, we considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination resulted in an amount that significantly exceeded the carrying amount of the reporting units. Based on these assessments, we determined the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. As a result of our conclusions, no further testing was required for these reporting units.

Valuation Techniques

We performed a quantitative assessment for our Asia Pacific and Latin America reporting units to determine whether impairment exists from the most recent valuation dates due to the size of the cushion and lower current year forecasts than the 2020 projections from the most recent valuations in relation to our other reporting units. In determining the fair value of the reporting unit, we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital expenditures. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies or guideline transactions. We believe the benchmark companies used for our Asia Pacific and Latin America reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our discussion of Competition in our 2019 Form 10-K. Competition for our Asia Pacific and Latin America reporting units generally includes global consumer credit reporting companies, such as Experian, which offer a product suite similar to the reporting unit's credit reporting solutions.

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

Growth Assumptions

The assumptions for our future cash flows begin with our historical operating performance, the details of which are described in our Management’s Discussion & Analysis of operating performance. Additionally, we consider the impact that known economic, industry and market trends, including the potential impact of the COVID-19 global pandemic, will have on our future forecasts, as well as the impact that we expect from planned business initiatives including new product initiatives, client service and retention standards, and cost management programs. At the end of the forecast period, the long-term growth rate we used to determine the terminal value of our Asia Pacific and Latin American reporting units were between 3.0% and 5.0% based on management’s assessment of the minimum expected terminal growth rate of the reporting unit, as well as broader economic considerations such as GDP, inflation and the maturity of the markets we serve.

We projected revenue growth in 2021 for our Asia Pacific and Latin America reporting units in completing our 2020 impairment testing based on expected economic recovery from the negative impact the COVID-19 pandemic has had on these regions in 2020, planned business initiatives and prevailing trends exhibited by these units and not based on the assumption of meaningful acceleration in economic growth. The anticipated revenue growth in these reporting units, however, is partially offset by assumed increases in expenses for the reporting unit which reflects the additional level of investment needed in order to achieve the planned revenue growth and completion of our technology transformation initiatives.

Discount Rate Assumptions

We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows for the reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the Company’s tax rate. For the 2020 annual goodwill impairment evaluation, the discount rates used to develop the estimated fair value of the Asia Pacific and Latin America reporting units were between 9.0% and 16.0%.

Estimated Fair Value and Sensitivities

The estimated fair value of the reporting units is derived from the valuation techniques described above, incorporating the related projections and assumptions. Impairment occurs when the estimated fair value of the reporting unit is below the carrying value of its equity. The estimated fair value for our Asia Pacific and Latin America reporting units exceeded their related carrying values as of September 30, 2020. As a result, no goodwill impairment was recorded.

The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Due to the lower cushions when compared to other reporting units, Asia Pacific and Latin America are more sensitive to changes in the assumptions noted above that could result in a fair value that is less than its carrying value. The excess of fair value over carrying value for the Asia Pacific reporting unit was less than 5% and the excess fair value over carrying value for the Latin America reporting unit was between 15% and 20% as of September 30, 2020.

Given the small excess of fair value over carrying value for the Asia Pacific reporting unit, we believe that it is at risk of a possible future goodwill impairment. Although we experienced growth in this reporting unit for the three months ended

March 31, 2020 in comparison to the estimates used in the 2019 goodwill impairment testing, the COVID-19 pandemic has had a substantial negative impact on our results over the last six months. Avoidance of a future impairment will be dependent on continued economic recovery from the negative impact caused by COVID-19 in 2020 and our ability to execute on initiatives to grow revenue and manage expenses prudently. We will continue to monitor the performance of this reporting unit to ensure no interim indications of possible impairment have occurred before our next annual goodwill impairment assessment in September 2021.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2019 Form 10-K. There were no material changes to our market risk exposure during the three and nine months ended September 30, 2020.

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

Other Settlements.

Financial Institutions MDL Class Action. On May 15, 2020, the Company entered into a settlement agreement to resolve the consolidated financial institutions class action cases pending before the MDL Court (the “Financial Institutions MDL Litigation”). Under the settlement, the Company agreed to pay for valid claims submitted by class members up to a maximum amount, reasonable settlement administration and notice costs, and reasonable attorneys’ fees and expenses. The Company also agreed to adopt and/or maintain certain business practices related to its information security program. The court granted final approval of the settlement on October 22, 2020.

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

Canadian Class Actions. Five putative Canadian class actions, four of which are on behalf of a national class of approximately 19,000 Canadian consumers, are pending against us in Ontario, British Columbia and Alberta. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. In addition to seeking class certification on behalf of Canadian consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident, in some cases, plaintiffs also seek class certification on behalf of a larger group of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident or earlier and were not impacted by the incident.

On December 13, 2019, the court in Ontario granted certification of a nationwide class that includes all impacted Canadians as well as Canadians who had subscription products with Equifax between March 7, 2017 and July 30, 2017 who were not impacted by the incident. Our motion for leave to appeal this decision was granted in part, and our appeal is now pending. All remaining purported class actions are at preliminary stages or stayed.

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

California Bankruptcy Litigation

In consolidated actions filed in the U.S. District Court for the Central District of California, captioned Terri N. White, et al. v. Equifax Information Services LLC, Jose Hernandez v. Equifax Information Services LLC, Kathryn L. Pike v. Equifax Information Services LLC, and Jose L. Acosta, Jr., et al. v. Trans Union LLC, et al., plaintiffs asserted that Equifax violated federal and state law (the FCRA, the California Credit Reporting Act and the California Unfair Competition Law) by failing to follow reasonable procedures to determine whether credit accounts are discharged in bankruptcy, including the method for updating the status of an account following a bankruptcy discharge. On August 20, 2008, the District Court approved a Settlement Agreement and Release providing for certain changes in the procedures used by defendants to record discharges in bankruptcy on consumer credit files. That settlement resolved claims for injunctive relief, but not plaintiffs’ claims for damages. On May 7, 2009, the District Court issued an order preliminarily approving an agreement to settle remaining class claims. The District Court subsequently deferred final approval of the settlement and required the settling parties to send a supplemental notice to those class members who filed a claim and objected to the settlement or opted out, with the cost for the re-notice to be deducted from the plaintiffs’ counsel fee award. Mailing of the supplemental notice was completed on February

15, 2011 and the deadline for this group of settling plaintiffs to provide additional documentation to support their damage claims or to opt-out of the settlement was March 31, 2011. On July 15, 2011, the District Court approved the settlement. Several objecting plaintiffs subsequently filed notices of appeal to the U.S. Court of Appeals for the Ninth Circuit, which, on April 22, 2013, issued an order vacating the settlement and remanding the case to the District Court for further proceedings. On January 21, 2014, the District Court denied the objecting plaintiffs’ motion to disqualify counsel for the settling plaintiffs and granted the motion of counsel for the settling plaintiffs to be appointed as interim lead class counsel. On March 28, 2016, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s lead counsel appointment. On January 9, 2017, the United States Supreme Court denied the objectors’ Petition for a Writ of Certiorari. The parties re-engaged in settlement discussions, including participation in mediations in August 2016 and November 2016, and reached an agreement to again settle the monetary claims. Settlement documents were filed with the District Court on April 14, 2017. On June 16, 2017, the Court granted preliminary approval of the proposed settlement, conditionally certified the settlement class, and appointed class counsel and administrator. A Final Fairness Hearing was held on December 11, 2017 and on April 6, 2018, the Court granted final approval. A Notice of Appeal was filed on May 7, 2018. Following the Notice of Appeal, the parties reached a Stipulation Regarding Attorneys’ Fees and Costs with the District Court subject to affirmance of the settlement with the U.S. Court of Appeals for the Ninth Circuit. On December 12, 2019, the Ninth Circuit affirmed the settlement and remanded to the District Court for recalculation of the attorneys’ fee award to class counsel. On January 10, 2020, the objecting plaintiffs filed a Petition for Rehearing and Rehearing En Banc which was denied. On March 16, 2020, the objecting plaintiffs filed a Petition for Writ of Certiorari with the United States Supreme Court, which was denied. On July 17, 2020, the district court signed an order granting the final award of attorneys’ fees and setting forth deadlines for payment of the settlement costs and the distribution of the non-monetary award. Equifax has now paid all settlement costs and is in the process of distributing the non-monetary award to consumers.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K and our Form 10-Q for the quarter ended June 30, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2020:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
July 1 - July 31, 2020	7,155	$—	—	$590,092,166
August 1 - August 31, 2020	2,660	$—	—	$590,092,166
September 1 - September 30, 2020	36,270	$—	—	$590,092,166
Total	46,085		—

(1)The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 7,155 shares for the month of July 2020, 2,660 shares for the month of August 2020, and 36,270 shares for the month of September 2020.

(2)Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)At September 30, 2020, the amount authorized for future share repurchases under the share repurchase program was $590.1 million. The program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date:	October 22, 2020	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	October 22, 2020		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	October 22, 2020		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)