Form 10-K
period 2020-12-31
EQUIFAX INC
filed 2021-02-25
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES   ☒  NO
As of June 30, 2020, the aggregate market value of Registrant’s common stock held by non-affiliates of Registrant was approximately $20,875,342,327 based on the closing sale price as reported on the New York Stock Exchange. At January 29, 2021, there were 121,788,082 shares of Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive proxy statement for its 2021 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

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

•Workforce Solutions — provides services enabling customers to verify income and employment (Verification Services) of people in the U.S., as well as providing our employer customers with services that assist them in complying with and automating certain payroll-related and human resource management processes throughout the entire cycle of the employment relationship, including unemployment cost management, employee onboarding, tax credits and incentives, I-9 management and compliance, tax form management services and Affordable Care Act management services (Employer Services). Workforce Solutions recently established operations in Canada and Australia.

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

Our Business Strategy

Our vision is to be a trusted global leader in data, advanced analytics and technology that creates innovative solutions and insights for our customers. Our business strategy is driven by the following imperatives:

•Lead our industry in data security. We are focused on being a leader in our industry in the effectiveness of our data and technology security practices. This includes building an Equifax culture that considers data and technology security, and more broadly risk management, as a primary requirement in all decisions. This also includes the extensive use of advanced data and technology security tools, techniques, services and processes in order to enhance our ability to protect the information with which we are entrusted from fraudulent access.

•Transform our technology. We have undertaken a cloud data and technology transformation in order to rebuild our technology infrastructure, accelerate our migration to a public cloud environment, employ virtual private cloud deployment techniques, and rationalize and rebuild our application portfolio using cloud-native services. Our investment in cloud-native technology is enabling the creation of our single data fabric and implementation of best-in-class cloud-based tools and capabilities. Our goal is to leverage our cloud data and technology transformation to accelerate innovation and new product development; deliver market-leading capabilities to our customers; facilitate customer and partner implementation and integration; improve ease of consumer access to and interaction with Equifax; and strengthen system resiliency and uptime.

•Lead in data and analytics, to develop unparalleled analytical insights leveraging Equifax’s unique data. We use proprietary advanced analytical platforms, including capabilities in machine learning and advanced visualization tools, to leverage our unique data to develop leading analytical insights that enhance the precision of our customers’ decisioning activities. As a part of the rebuilding of our technology infrastructure, we are also rebuilding our analytical platforms using cloud native services in a public cloud environment. We strive to continue to advance these capabilities through ongoing data monetization activities, the acquisition of distinctive and differentiated assets, and continued advancement of capabilities in artificial intelligence and machine learning. As part of our technology transformation, we are investing to simplify our customers’ access to our leading analytical platforms, in order to speed the development of unique insights and the conversion of these insights into new products and services consumable by our customers through our delivery platforms.

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

•Deliver growth while enhancing profitability and shareholder returns. We strive to accelerate innovation through expanded customer focus and collaboration. We intend to leverage our cloud native technology and unique data assets and capabilities, as well as customer expertise and customer data and technology assets, to help us jointly create high-value analytical products and services targeted at a broader range of customer needs. We seek to expand partnerships in order to further broaden the key customer domains and verticals that our products and services are able to serve.

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

•Build a world-class Equifax team by investing in talent to drive our strategy and promote a culture of innovation. At Equifax, we are focused on nurturing our people by providing meaningful opportunities for career advancement and development, fostering an inclusive and diverse work environment, and promoting employee engagement and recognition. We regularly undertake talent initiatives to attract, develop and retain our top talent.

Markets and Clients

Our products and services serve clients across a wide range of verticals, including financial services, mortgage, government (state, federal and local), employers, consumer, commercial, telecommunications, retail, automotive, utilities, brokerage, healthcare and insurance. We also serve consumers directly. Our revenue streams are highly diversified with our largest client providing approximately 3% of total revenue. The following table summarizes the various end-user markets we serve:

Percentage of 2020 Consolidated Revenue
Mortgage (1)
32%
Financial
19%
Employers
9%
Government
6%
Consumer
6%
Automotive
6%
Commercial
5%
Resellers (2)
4%
Telecommunications
3%
Healthcare
2%
Retail
2%
Insurance
2%
Other (3)
4%
0
5
10
15
20
25
30
35
Percentage of 2020 Consolidated Revenue

(1)The Mortgage vertical as a percentage of consolidated revenue increased to 32% in 2020 from 20% in 2019 due to the significant growth in U.S. mortgage volume.
(2)Predominantly sold to companies who serve the direct-to-consumer market and includes other small end user markets. Mortgage and auto resellers are excluded from this category as they are included within their respective categories above.
(3)Other includes revenue from other miscellaneous end-user markets.

We market our products and services primarily through our own direct sales organization that is structured around sales teams that focus on client segments typically aligned by vertical markets and geography. In the U.S., the vertical market sales teams for the Mortgage, Financial, Government and Automotive markets sell products from both the USIS and Workforce Solutions business units. Sales groups are based in field offices located throughout the U.S., including our headquarters in Atlanta, Georgia, and in the countries where we have operations. We also market our products and services through indirect channels, including alliance partners, joint ventures and other resellers. In addition, we sell through the internet.

Revenue from international clients, including end users and resellers, amounted to 22% of our total revenue in 2020, 27% of our total revenue in 2019 and 29% of our total revenue in 2018.

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

The following chart summarizes the key products and services offered by each of the business units within our segments:

	USIS			Workforce Solutions		International
	Online Information Solutions	Financial Marketing Services	Mortgage Services	Verification Services	Employer Services	Europe	Asia Pacific	Latin America	Canada	Global Consumer Solutions
Online data	X		X	X		X	X	X	X	X
Portfolio management services	X	X	X	X		X	X	X	X
Analytical services	X	X	X	X	X	X	X	X	X	X
Technology services	X		X			X	X	X	X
Identity management and fraud	X			X		X	X	X	X	X
Marketing services		X	X				X	X	X
Direct-to-consumer credit monitoring							X			X
Employment and income verification services				X			X		X
Business process outsourcing (BPO)				X	X		X
Debt collection software, services and analytics						X	X	X	X

Each of our operating segments is described more fully below. For the operating revenue, operating income and total assets for each segment see Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of this report.

USIS

USIS provides consumer and commercial information solutions to businesses in the U.S. through three product and service lines, as follows:

Online Information Solutions. Online Information Solutions’ products are derived from multiple large and comprehensive databases of consumer and commercial information that we maintain about individual consumers and businesses, including credit history, current credit status, payment history, address and other identity information. Our clients utilize the information and analytical insights we provide to make decisions for a broad range of financial and business purposes, such as whether, and on what terms, to approve auto loans or credit card applications, and whether to allow a consumer or a business to open a new utility or telephone account. In addition, this information is used by our clients for cross-selling additional products to existing customers, improving their underwriting and risk management decisions, and authenticating and verifying consumer and business identities. We also sell consumer and credit information to resellers who may combine our information with other information to provide services to the financial, mortgage, fraud and identity management, and other end-user markets. Our software platforms and analytical capabilities can integrate all types of information, including third-party and client information, to enhance the insights and decisioning process to help further mitigate the risk of granting credit, predict the risk of bankruptcy, indicate the applicant’s risk potential for account delinquency, ensure the identity of the consumer, and reduce exposure to fraud. These risk management services enable our clients to monitor risks and opportunities and proactively manage their portfolios.

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

Financial Marketing Services. Our Financial Marketing Services products utilize consumer and commercial financial information enabling our clients to more effectively manage their marketing efforts, including targeting and segmentation, to identify and acquire new clients for their products and services; to develop portfolio strategies to minimize risk and maximize profitability; and to realize additional revenue from existing customers through more effective cross-selling of additional products and services. Our products are also utilized by customers to support digital identity verification and fraud detection and protection. These products utilize information derived from consumer and commercial information, including credit, income, asset, liquidity, net worth and spending activity, which also support many of our Online Information Solutions’ products. These data assets broaden the understanding of consumer and business financial potential and opportunity which can further drive high value decisioning and targeting solutions for our clients. We also provide account review services, which assist our clients in managing their existing customers and prescreen services that help our clients identify new opportunities with their customers. Clients for these products primarily include institutions in the banking, brokerage, retail, insurance and mortgage industries as well as companies primarily focused on digital and interactive marketing.

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

The Work Number® is our key repository of employment and income data serving our Verification Services and Employer Services business units. We rely on payroll data received from over one million organizations to regularly update the database. The updates occur as employers and other data contributors transmit data electronically to Equifax from their payroll systems. Employers provide this data to us so that we can handle verification requests on behalf of each employer. We use this data to provide automated employment and income verification services to verifiers, who are lenders, employers/background screeners, and government agencies.

The fees we charge for services in these two business units are generally on a per transaction basis. We have not experienced significant turnover in the employer contributors to the database because we generally do not charge them to add their employment data to The Work Number® database and the verification service we offer relieves them of the administrative burden and expense of responding to third-party employment verification requests while providing them with the assurance that the process is automated and not subject to human interpretation. The Work Number® database is over 460 million current and historic employment records at December 31, 2020.

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

 Europe. Our Europe operation provides information solutions, fraud detection services, debt collection services and marketing products. Information solutions and fraud products are generated from information that we maintain and include credit reporting and scoring, asset information, risk management, identity management and authentication services and fraud detection and modeling services. These products are sold in the U.K. and Spain. Limited marketing products are available in the U.K. and, to a lesser extent, in Spain. We also provide information, technology and services to support debt collections and recovery management in the U.K. and Spain. In the U.K., this includes a contract to provide these services to the U.K. government.

Asia Pacific. Our Asia Pacific operation provides consumer and commercial information solutions products, marketing products, workforce solutions, and consumer credit protection products. We offer a full range of products, generated from credit records and other data, including credit reporting and scoring, decisioning technology, risk management, identity management, authentication and fraud detection services. Our consumer and commercial products are the primary source of revenue in each of the countries in which we operate and include credit reporting, decisioning tools and risk management services. We also provide information, technology and services to support debt collections and recovery management. Additionally, we provide a variety of consumer and commercial marketing products generated from information databases, including business profile analysis, business prospect lists and database management. The countries in which we operate include Australia, New Zealand and India, as well as through joint ventures in Russia, Cambodia, Malaysia, Singapore and the United Arab Emirates.

Latin America. Our Latin America operation provides consumer and commercial information solutions products, marketing products and consumer credit protection products. We offer a full range of products, generated from credit records that we maintain, including credit reporting and scoring, decisioning technology, risk management, identity management, authentication and fraud detection services. Our consumer products are the primary source of revenue in each of the countries in this region in which we operate, with the exception of Mexico where debt management services constitute the core of the business. We also offer various commercial products, which include credit reporting, decisioning tools and risk management services, in the countries we serve. We also provide information, technology and services to support debt collections and recovery management. Additionally, we provide a variety of consumer and commercial marketing products generated from our credit information databases, including business profile analysis, business prospect lists and database management. The countries in this region in which we operate include Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay. We also have an investment in a consumer and commercial credit information company in Brazil.

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

Seasonality

We experience seasonality in certain of our revenue streams. Revenue generated by the online consumer information services component of our USIS operating segment is typically the lowest during the first quarter, when consumer lending activity is at a seasonal low. Revenue generated from the Employer Services business unit within the Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 and 1095-C services that occur in the first quarter each year. Revenue generated from our financial wealth asset products and data management services in our Financial Marketing Services business is generally higher in the fourth quarter each year due to the significant portion of our annual renewals and deliveries which occur in the fourth quarter of each year. Mortgage related revenue is generally higher in the second and third quarters of the year due to the increase in consumer home purchasing during the summer in the U.S.

Competition

The market for our products and services is highly competitive and is subject to constant change. Our competitors vary widely in size and in the nature of the products and services they offer. Sources of competition are numerous and include the following:

•Competition for our credit information solutions and direct-to-consumer solutions products varies by both application and industry, but generally includes two global consumer credit reporting companies, Experian and TransUnion, both of which offer a product suite similar to our credit information solutions. In the U.S., LifeLock is a national provider of personal identity theft protection service. Also, there are competitors offering free credit scores including Credit Karma in the U.S., Canada and the U.K., ClearScore in the U.K., and Credit Simple and Credit Savvy in Australia. There are also a large number of competitors who offer competing products in specialized areas (such as fraud prevention, risk management and application processing and decisioning solutions) and software companies offering credit modeling services or analytical tools. Our differentiators include our unique data assets, decisioning technology and the features and functionality of our analytical capabilities. We emphasize our improved decision making and product quality while remaining competitive on price. We also compete with Fair Isaac Corporation with respect to certain of our analytical tools and solutions and LexisNexis in identity and fraud and other solutions.

•Competition for our commercial solutions products primarily includes Experian, Dun & Bradstreet and Moody's, and providers of these services in the international markets we serve.

•Competition in the Verification Services market includes employers who manage verifications in-house, lenders who obtain verifications directly from employers, and other online and offline verification companies, such as Corporate Cost Control, Thomas & Company and First Advantage. Competition in the Employer Services market is diverse and includes in-house management of such services or the outsourcing of one or more of such services to other third-party outsourced providers like Corporate Cost Control and Thomas & Company; human resources consulting firms such as Mercer and Towers Watson; human resources management services providers such as Oracle and Silk Road; payroll processors such as ADP, Paychex and Ceridian; accounting firms such as PwC and EY; and hundreds of smaller companies that provide one or multiple offerings that compete with our Employer Services business.

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

Technology and Intellectual Property

We generally seek protection under U.S. federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. Certain intellectual property, where appropriate, is protected by filing for registration under applicable trademark and patent laws. We own a number of patents registered in the U.S. and in several foreign countries. We also have both registered and common law trademarks, service marks, logos and internet domain names in the U.S. and in many foreign countries, the most important of which are “Equifax,” “The Work Number,” “Interconnect,” “Equifax Ignite,” and variations thereof. These marks are used in connection with many of our product lines and services. We believe that, in the aggregate, the rights under our patents and trademarks are generally important to our operations and competitive position, but we do not regard any of our businesses as being dependent upon any single patent or group of patents. However, certain Company trademarks, which contribute to our identity and the recognition of our products and services, including but not limited to the “Equifax” trademark, are an integral part of our business, and their loss could have a significant negative impact on us. We also protect certain of our confidential intellectual property and technology with trade secret laws where applicable and through the use of nondisclosure agreements and other means of protecting and limiting access to and use of such information.

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

U.S. federal, state, local and foreign laws and regulations are evolving and can be subject to significant change, particularly given the recent change in U.S. presidential administrations and the new U.S. Congress. In addition, the application and interpretation of these laws and regulations are often uncertain. These laws are enforced by federal, state and local regulatory agencies in the jurisdictions where we operate, and in some instances also through private civil litigation. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning consumer and data protection that could particularly affect us.

Summary of U.S. Regulations Relating to Consumer and Data Protection

Our U.S. operations are subject to numerous laws and regulations governing the collection, protection and use of consumer credit and other information, and imposing sanctions for the misuse of such information or unauthorized access to data. Many of these provisions also affect our customers’ use of consumer credit or other data we furnish. Examples of the most significant U.S. laws include, but are not limited to, the following:

Federal Laws and Regulation

•FCRA. The Fair Credit Reporting Act (“FCRA”) regulates consumer reporting agencies, including us, as well as data furnishers and users of consumer reports such as banks and other companies. FCRA provisions govern the accuracy, fairness and privacy of information in the files of consumer reporting agencies (“CRAs”) that engage in the practice of assembling or evaluating certain information relating to consumers for certain specified purposes. The FCRA limits the type of information that may be reported by CRAs, limits the distribution and use of consumer reports and establishes consumer rights to access, freeze and dispute information in their credit files. CRAs are required to follow reasonable procedures to assure maximum possible accuracy of the information concerning the individual about whom the report relates and if a consumer disputes the accuracy of any information in the consumer’s file, to conduct a reasonable reinvestigation. CRAs are required to make available to consumers a free annual credit report and free credit freezes. The FCRA imposes many other requirements on CRAs, data furnishers and users of consumer report information. Violation of the FCRA can result in civil and criminal penalties. The FCRA contains an attorney fee shifting provision to provide an incentive for consumers to bring individual or class action lawsuits against a CRA for violations of the FCRA. Regulatory enforcement of the FCRA is under the purview of the United States Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), and state attorneys general, acting alone or in concert with one another.

•Dodd-Frank Act. Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) created the CFPB. The Dodd-Frank Act provides the CFPB with examination and supervisory authority over CRAs, including us. The Dodd-Frank Act prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) with respect to consumer financial services practices and provides the CFPB with enforcement authority to enforce those provisions. Among other areas, the CFPB’s UDAAP authority extends to the security measures we employ to safeguard the personal data of consumers. Allegations that we failed to safeguard or handle such data in a compliant manner may subject us to CFPB enforcement action. The CFPB may pursue administrative proceedings or litigation to enforce the laws and rules subject to its jurisdiction. In these proceedings, the CFPB can obtain cease and desist orders, which can include orders for restitution to consumers or rescission of contracts, as well as other types of affirmative relief, and monetary penalties ranging from $5,000 per day for ordinary violations and up to $1 million per day for known violations. Also, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions in certain circumstances for the kind of cease and desist orders available to the CFPB (but not for civil penalties).

•FTC Act. The Federal Trade Commission Act (“FTC Act”) prohibits unfair methods of competition and unfair or deceptive acts or practices. Under the FTC Act, the FTC’s jurisdiction includes the ability to bring enforcement actions based on the security measures we employ to safeguard the personal data of consumers. Allegations that we failed to safeguard or handle such data in a reasonable manner may subject us to regulatory scrutiny or enforcement action. There is no private right of action under the FTC Act.

•GLBA. The Financial Services Modernization Act of 1999, or Gramm-Leach-Bliley Act (“GLBA”), regulates, among other things, the use of non-public personal information of consumers that is held by financial institutions, including us. We are subject to various GLBA provisions, including rules relating to the use or disclosure of the underlying data and rules relating to the physical, administrative and technological protection of non-public personal financial information. Breach of the GLBA can result in civil and/or criminal liability and sanctions by regulatory authorities. Regulatory enforcement of the GLBA is under the purview of the FTC, the CFPB, the federal prudential banking regulators, the SEC and state attorneys general, acting alone or in concert with each other.

•CROA. The Credit Repair Organizations Act (“CROA”) regulates companies that claim to be able to assist consumers in improving their credit standing. There have been efforts to apply the CROA to credit monitoring services offered by CRAs and others. The CROA allows for a private right of action. Consumers can sue to recover the greater of the amount paid or actual damages, punitive damages, costs, and attorney’s fees for violations of the CROA.

State Laws and Regulations Relating to Consumer and Data Protection

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

•We or certain of our operations are also subject to and affected by new and evolving state privacy and data security laws such as new data broker registration requirements in California and Vermont, and the California Consumer Privacy Act (“CCPA”). The CCPA became effective January 1, 2020 and imposes additional data privacy requirements on many businesses operating in the state, including, potentially, with respect to employee data in addition to consumer data. The CCPA expansively defines “personal information” and imposes new notice requirements relating to the collection, use and sharing of personal information. It provides consumers with extensive rights, including the right to access the categories and specific pieces of personal information businesses collect, the right to request businesses delete information, and the right to opt-out of “sales” of personal information with sales being defined under the CCPA to include monetary and non-monetary valuable consideration. The CCPA also contains a private right of action in the event that a business suffers a security breach that was due to unreasonable security measures. In November 2020, California voters passed the California Privacy Rights Act (“CPRA”), which maintains the core framework but expands the requirements of the CCPA effective January 1, 2023. We may also become subject to and affected by new and proposed state privacy laws similar to the CCPA. A number of state legislatures, including New York and Washington, have introduced comprehensive data privacy legislation modeled after, and which contain certain elements of, the CCPA or the European Union's General Data Protection Regulation (“GDPR”), which is an extremely broad privacy law. Additional state legislatures are expected to consider similar legislation in 2021. If enacted, such laws may contain variations and impose new compliance risks and obligations on the Company.

•State banking and financial services regulatory agencies have asserted either express or implied authority under applicable state laws to examine us as a third-party service provider to financial institutions, and in certain cases to bring enforcement actions against us. Generally, such examinations, and related enforcement actions, are focused on assessing our safety and soundness in support of financial institutions we serve. In 2018, we entered into a consent order with certain state banking regulators in response to their multi-state review of our information security program. This consent order obligated us to, among other things, make certain changes to our corporate governance and information security practices.

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

Consent Orders with the FTC, CFPB, MSAG Group and NYDFS

•As part of the Consumer Settlement (as defined below), we entered into consent orders with the FTC, CFPB, MSAG Group (as defined below) and NYDFS pursuant to which we agreed to implement certain business practice commitments related to consumer assistance and our information security program, including third party assessments of our program. These business practice commitments are extensive and require a significant amount of attention from management.

Summary of International Regulations Relating to Consumer and Data Protection

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

In the U.K., we are subject to provisions that are broadly equivalent to the European Union’s General Data Protection Regulation (described below). These equivalent provisions were adopted into U.K. laws following the end of the transition period that followed the U.K.’s exit from the EU

•In Europe, we are subject to the EU's GDPR, which is an extremely broad and sweeping privacy law. The GDPR establishes multiple privacy and data protection requirements that are more specific and comprehensive than those of the U.S. and most other countries where Equifax operates. In addition, the GDPR includes data breach notification requirements and it establishes the ability of regulators to pursue substantial penalties for non-compliance.

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

•In Latin America, data protection and credit reporting laws and regulations vary considerably among Latin American countries. Some countries, such as El Salvador, Paraguay, Chile and Honduras, establish a constitutional right to privacy without general data protection standards or a data protection authority. These countries, however, have laws that govern the functioning of credit bureaus. Other countries, such as Argentina, Uruguay, Peru, Costa Rica and most recently Brazil have enacted comprehensive data protection legislation similar to the EU's GDPR. The EU recognizes Argentina and Uruguay as having adequate levels of protection for personal data transfers and processing.

•In Australia, we are subject to regulatory oversight by various agencies. The Office of the Australian Information Commissioner (“OAIC”) is the agency with direct responsibility for administering the Australian Privacy Principles (which relate to the collection, holding, use and disclosure of personal information) and Part IIIA of the Privacy Act 1988 (which regulates credit reporting). The OAIC can investigate a complaint, conduct its own investigations, resolve/make binding determinations and seek civil penalties. Our credit reporting business, Equifax Information Services and Solutions, is a member of an external dispute resolution scheme, the Australian Financial Complaints Authority, which has been approved by the OAIC to handle privacy and credit reporting complaints and make binding determinations. The OAIC can register codes of practice under the Privacy Act

1988, and has registered the Privacy (Credit Reporting) Code 2014. The Australian Competition and Consumer Commission (“ACCC”) is the agency responsible for enforcing the Competition and Consumer Act of 2010 and related legislation concerning consumer protection and competition. The ACCC has the authority to use a range of actions to ensure compliance with the law, including investigative powers and the ability to seek penalties through litigation and other formal enforcement means. The Australian Retail Credit Association is a credit and credit reporting industry self-regulatory body, which administers principles and standards for the exchange of credit data between industry participants. Equifax Australasia Credit Ratings Pty Limited (formerly named Corporate Scorecard Pty Limited, one of our Australian subsidiaries) holds an Australia Financial Services License, which allows it to provide general advice to wholesale clients by issuing a credit rating, and has been approved in New Zealand as a rating agency by the Reserve Bank of New Zealand under section 86 of the Non-bank Deposit Takers Act of 2013 (NZ). The Australian Securities and Investments Commission regulates that business and has authority to investigate, prosecute, ban individuals, and to seek civil penalties. New federal legislation came into effect in February 2021 mandating the supply by large banks of comprehensive credit information to credit reporting bodies, including Equifax, imposing certain disclosure, storage and reporting obligations on the credit reporting bodies, requiring the provision by credit reporting bodies of free credit reports to consumers up to four times per year, permitting the reporting of financial hardship information within the credit reporting system and requiring the Attorney-General to review and report on the credit reporting system before October 1, 2024.

•In New Zealand, the regulatory framework provides for primary regulation under the Office of the Privacy Commissioner (“NZ OPC”). The NZ OPC investigates complaints relating to the collection, use, holding and disclosure of personal information, both credit-related and non-credit related. The NZ OPC can make a finding that there has been an interference with privacy but cannot impose civil penalties. In extreme cases where there has been an interference with privacy, it can refer these cases to the Director of Human Rights for determination in the Human Rights Review Tribunal. The NZ OPC can issue practice codes under the Privacy Act 1993 and has issued and subsequently amended the Credit Reporting Privacy Code 2004. New Zealand passed a new Privacy Act in 2020 that significantly expanded its privacy law. A self-regulatory body, the Retail Credit Association of New Zealand addresses reciprocity of data issues relating to comprehensive credit reporting and data standards.

•In India, various legislation including the Information Technology Act of 2000 and rules framed thereunder and the Credit Information Companies (Regulation) Act of 2005 and rules and regulations framed thereunder, establishes a federal data protection framework. Entities that collect and maintain personal data and/or credit information must ensure that it is complete, accurate and safeguarded, and must adopt certain privacy principles with respect to collecting, processing, preserving, sharing and using such data and/or credit information. The Indian parliament is expected to pass legislation that would allow individuals to sue for damages in the case of a data breach, if the entity negligently failed to implement reasonable security practices and procedures to protect personal data and/or credit information and in December 2019 legislators introduced the Personal Data Protection Bill, which is expected to be considered in 2021 with amendments. This bill is expected to be enacted and eventually to impose additional privacy and data security requirements. Our Indian business is subject to regulation by the Reserve Bank of India, which is India’s central banking institution.

•In Russia, credit reporting activities are governed by the Federal Law on Credit Histories No.218-fz, dated December 30, 2004. The law regulates the contents of credit files, who may submit data to a credit bureau and who can receive credit reports. Russia has also enacted a comprehensive data protection law that is similar to Europe’s approach and also has a data localization law. In December 2019, a law increasing the fines for infringing Russia data localization and data protection laws came into force and Russia recently expanded its data protection laws to provide individuals with new rights.

Summary of Regulations Affecting our Employer Services Business

The Employer Services business unit within our Workforce Solutions business segment helps employers comply with various regulatory frameworks applicable to employers in the United States. As a result, changes to those regulatory frameworks could impact the services we provide. For instance, if the federal government or a state government mandates the use of E-Verify, our I-9 service may be impacted if the federal government changes the requirements for individuals to work in the United States. The Unemployment Cost Management service could be impacted if a state government changes the requirements for employers to process and/or protest unemployment claims. The Tax Management Services business within our Employer Services business is potentially impacted by changes in renewal or non-renewal of U.S. federal and state tax laws or interpretations, for example, those pertaining to work opportunity tax credits and unemployment compensation claims.

Human Resources

Our People

Equifax employed approximately 11,400 employees in 22 countries as of December 31, 2020. Our global employee base consisted of approximately 2,100 employees in our USIS business unit, 2,700 employees in our Workforce Solutions business unit, 3,900 employees in our International business unit, 500 employees in our Global Consumer Solutions business unit, and 2,200 employees in our corporate Centers of Excellence. In 2020, we hired over 2,300 new employees and promoted approximately 1,100 employees as we continue to grow and transform our businesses around the world.

Inclusion and Diversity

We continue to make positive strides in support of our inclusion and diversity strategy. As a visible commitment to inclusion and diversity, in 2020, we established our first Chief Talent and Diversity Officer title. This key leadership position reports directly to our Chief Human Resources Officer and is responsible for activating our talent strategy with a focus on furthering an inclusive and diverse workforce and culture. We are advancing this strategy through deepening our commitment to employee affinity networks around the world, open dialogues to enhance understanding and mutual listening, on-going I&D focused training, and cultural heritage celebrations.

We’ve consistently improved enterprise-wide trends around representation and promotions for both women and employees of diverse ethnic backgrounds, and pride ourselves on promoting and hiring highly-qualified candidates who enhance our culture, add diverse perspectives, and deliver on our business strategy. Women and leaders of diverse ethnic backgrounds make up over half of Equifax’s senior leadership team, including three of the four business unit leaders. Consistent with our commitment to diversity, we recently implemented the requirement for diverse candidate slates for all higher level management roles.

Workforce Health and Safety

In fiscal year 2020, the COVID-19 pandemic had a significant impact on our people. The safety and wellbeing of our employees remains paramount, and we took several actions to best serve our employees. These included:

•ensured that no employees lost their roles or experienced furloughs due to COVID by actively shifting employees to other roles to protect full employment;
•transitioned all non-essential employees to work from home early in the pandemic;
•established rigorous social distancing, sanitization and restricted occupancy requirements for all worksites;
•extended extra paid time off when person or family member under their care contracted COVID;
•provided all employees globally an extra day of paid time off to support mental health and well-being; and
•provided nearly 4,000 employees around the world who are not bonus eligible a special employee appreciation bonus.

See “Recent Events and Company Outlook” included in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional detail regarding the impact of COVID-19 on our company.

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

Forward-Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, the 2017 cybersecurity incident, improvements in our information technology and data security infrastructure, including as a part of our cloud data and technology transformation, our strategy, our ability to mitigate or manage disruptions posed by COVID-19, the impact of COVID-19 and changes in U.S. and worldwide economic conditions that materially impact consumer spending, consumer debt and employment and the demand for Equifax's products and services, our culture, our ability to innovate, the market acceptance of new products and services and similar statements about our business plans are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections, including without limitation our expectations regarding the Company’s outlook, long-term organic and inorganic growth, and customer acceptance of our business solutions referenced above under “Item 1. Business” and below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Overview.” These risks and uncertainties include, but are not limited to, those described below in “Item 1A. Risk Factors,” and elsewhere in this report and those described from time to time in our future reports filed with the United States Securities and Exchange Commission (“SEC”). As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Technology and Data Security Risks

Security breaches and other disruptions to our information technology infrastructure could compromise Company, consumer and customer information, interfere with our operations, cause us to incur significant costs for remediation and enhancement of our IT systems and expose us to legal liability, all of which could have a substantial negative impact on our business and reputation.

We are a global data, analytics and technology company. In the ordinary course of business, we collect, process, transmit and store sensitive data, including intellectual property, proprietary business information and personally identifiable information of consumers, employees and strategic partners. The secure operation of our information technology networks and systems, and of the processing and maintenance of this information, is critical to our business operations and strategy. Because our products and services involve the storage and transmission of personal information of consumers, we will routinely be the target of attempted cyber and other security threats by outside third parties, including technically sophisticated and well-resourced bad actors attempting to access or steal the data we store. Insider or employee cyber and security threats are also a significant concern for all companies, including ours. Despite our substantial investment in physical and technological security measures, employee training and contractual precautions, our information technology networks and infrastructure (or those of our third-party vendors and other service providers) are potentially vulnerable to unauthorized access to data or breaches of confidential information due to criminal conduct, attacks by hackers, employee or insider malfeasance and/or human error.

The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and often are not recognized until launched against a target, or even some time after. We may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis even if our security measures are appropriate, reasonable, and/or comply with applicable legal requirements. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Further, we are in the process of transforming our applications and infrastructure technologies, and this transition to cloud-based technologies may expose us to additional cyber threats as we migrate our data from our legacy systems to cloud-based solutions hosted by third parties. Although we have developed systems and processes that are designed to protect our data and customer data and to prevent data loss and other security breaches, and expect to continue to expend significant additional resources to bolster these protections, these security measures cannot provide absolute security.

In 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of personally identifiable information of U.S., Canadian and U.K. consumers. If we experience additional breaches of our security measures, including from incidents that we fail to detect for a period of time, sensitive data may be accessed, stolen, disclosed or lost. Any such access, disclosure or other loss of information could subject us to significant litigation, regulatory fines or penalties, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. We cannot ensure that our insurance policies in the future will be adequate to cover losses from any future security breaches. For example, our $125.0 million cybersecurity insurance policy was not adequate to cover the losses we have incurred to date from the 2017 cybersecurity incident.

Security breaches and the adverse publicity that may follow could also have a negative impact on our reputation and our relationship with our customers. For example, our reputation with consumers and other stakeholders and our customer relationships were damaged following the 2017 cybersecurity incident, resulting in a negative impact on our revenue. If we experience another material cybersecurity incident or are otherwise unable to demonstrate the security of our systems and the data we maintain and retain the trust of our customers, consumers and data suppliers, we could experience a substantial negative impact on our business.

If we fail to achieve and maintain key industry or technical certifications, our customers and business partners may stop doing business with us and we may not be able to win new business, which would negatively affect our revenue.

We are required by customers and business partners to obtain various industry or technical certifications. Such certifications are critical to our business because certain of our current and potential customers and the contracts governing certain customer relationships, as well as certain of our data suppliers, require us to maintain them as a requirement of doing business. For example, as a result of the 2017 cybersecurity incident, we lost certain key certifications which caused certain customers and business partners to stop or pause doing business with us and temporarily limited our ability to win new business. We had to spend significant resources on remediation activities in order to obtain these key re-certifications. If we fail to achieve or maintain key industry or technical certifications as a result of another cybersecurity incident or for other reasons, customers and business partners may stop doing business with us and we may not be able to win new business, which would negatively affect our revenue.

Strategy and Market Demand Risks

Our business has been and will continue to be negatively impacted by the recent COVID-19 outbreak.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19 in 2020. The COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread have adversely impacted the global economy, leading to reduced consumer spending and lending activities and disruptions and volatility in the global capital markets. Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions. We experienced significant revenue declines in several of our markets as a result of COVID-19. We expect that the negative impacts of the COVID-19 pandemic on our operating revenue will continue until health and economic conditions improve.

We continue to work with our stakeholders (including customers, employees, consumers, suppliers, business partners and local communities) to responsibly address this global pandemic. We will continue to monitor the situation and assess possible implications to our business and our stakeholders and will take appropriate actions in an effort to mitigate adverse consequences. We cannot assure you that we will be successful in any such mitigation efforts. The extent to which the coronavirus will continue to negatively impact our operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, outbreaks occurring at any of our facilities, the actions taken to control the spread of COVID-19 or treat its impact, and changes in worldwide and U.S. economic conditions. Further deteriorations in economic conditions, as a result of the COVID-19 pandemic or otherwise, could lead to a further or prolonged decline in demand for our products and services and negatively impact our business. It may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and its resulting economic impact, but it could have a material adverse effect on our business, financial position, results of operations and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, such as our need to generate sufficient cash flows to service our indebtedness and our ability to protect our information technology networks and infrastructure from unauthorized access, misuse, malware, phishing and other events that could have a security impact as a result of our remote working environment or otherwise.

The failure to realize the anticipated benefits of our technology transformation strategy could adversely impact our business and financial results.

We expect our technology transformation strategy, including our transition to cloud-based technologies, will significantly increase our efficiency and productivity, the functionality of our products and services, as well as decrease the cost of our overall systems infrastructure, all of which we expect will drive growth and have a positive effect on our business, competitive position and results of operations. This initiative is a major undertaking as we replace many of our previous operating systems with cloud-based systems. This complex, multifaceted and extensive initiative is expensive and may cause material unanticipated problems and expenses. If our new systems do not operate as expected, or the data we transition to the cloud changes in a material way, we may have to incur significant additional costs to make modifications and could lose customers as a result. Moreover, we may experience issues with customer migration, as many of our customers may not migrate to cloud-based technologies on a timely basis or at all or may choose not to utilize our products and services during and after our transition to cloud-based technologies.

We cannot assure you that our technology transformation strategy will be beneficial to the extent, or within the timeframes, expected, or that the estimated efficiency, cost savings and other improvements will be realized as anticipated or at all. Market acceptance of cloud-based offerings is affected by a variety of factors, including information security, reliability, performance, the sufficiency of technological infrastructure to support our products and services in certain geographies, customer and data provider concerns with entrusting a third party to store and manage its data as well as the customer’s ability to access this data once a contract has expired, and consumer concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers. If we are unable to correctly respond to these issues, we may experience business disruptions, damage to our reputation, negative publicity, diminished customer trust and relationships and other adverse effects on our business. Even if the anticipated benefits and savings are substantially realized, there may be consequences, internal control issues or business impacts that were not expected. Our transition and migration to cloud-based technologies may increase our risk of liability and cause us to incur significant technical, legal or other costs.

The loss of access to credit, employment, financial and other data from external sources could harm our ability to provide our products and services.

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers, strategic partners and various government and public record sources. This data includes the widespread and voluntary contribution of credit data from most lenders in the U.S and many other markets as well as the contribution of data under proprietary contractual agreements, such as employers’ contribution of employment and income data to The Work Number® and telecommunications, cable and utility companies’ contribution of payment and fraud data to the National Cable, Telecommunications and Utility Exchange. For a variety of reasons, including concerns of data furnishers arising out of the 2017 cybersecurity incident, legislatively or judicially imposed restrictions on use, additional security breaches or competitive reasons, our data sources could withdraw, delay receipt of or increase the cost of their data provided to us. Where we currently have exclusive use of data, the providers of the data sources could elect to make the information available to competitors. We also compete with several of our third-party data suppliers. If a substantial number of data sources or certain key data sources were to withdraw or be unable to provide their data, if we were to lose access to data due to government regulation, if we lose exclusive right to the use of data, or if the collection, disclosure or use of data becomes uneconomical, our ability to provide products and services to our clients could be adversely affected, which could result in decreased revenue, net income and earnings per share and reputational loss. There can be no assurance that we would be able to obtain data from alternative sources if our current sources become unavailable.

Negative changes in general economic conditions, including interest rates, unemployment rates, income, home prices, investment values and consumer confidence, could adversely affect us.

Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions, including the demand and availability of affordable credit and capital, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand, both inside and outside the United States. Business customers use our credit information and related analytical services and data to process applications for new credit cards, automobile loans, home and equity loans and other consumer loans, and to manage their existing credit relationships. Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, which can be impacted by changes in interest rates. Banks’ and other lenders’ willingness to extend credit are adversely affected by elevated consumer delinquency and loan losses in a weak economy. Consumer demand for credit (i.e., rates of spending and levels of indebtedness) also tends to grow more slowly or decline during periods of economic contraction or slow economic growth.

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

Our markets are highly competitive and new product introductions and pricing strategies being offered by our competitors could decrease our sales and market share or require us to enhance our products and services or reduce our prices in a manner that reduces our revenue and operating margins.

We operate in a number of geographic, product and service markets that are highly competitive. Competitors may develop products and services that are superior to or that achieve greater market acceptance than our products and services. New competitors may choose to enter and compete in our markets, or existing competitors may choose to introduce new products and enter markets that we serve and that they do not currently serve. The size of our competitors varies across market segments, as do the resources we have allocated to the segments we target. Therefore, some of our competitors may have significantly greater financial, technical, marketing or other resources than we do in one or more of our market segments, or overall. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or may devote greater resources than we can to the development, enhancement, promotion, sale and support of products and services, or some of our customers may develop products of their own that replace the products they currently purchase from us, which would result in lower revenue. In addition, many of our competitors have extensive consumer relationships, including relationships with our current and potential customers. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue or margins.

We also sell our information to competing firms, and buy information from certain of our competitors, in order to sell “tri-bureau” and other products, most notably into the U.S. mortgage market. Changes in prices between competitors for this information and/or changes in the design or sale of tri-bureau versus single or dual bureau product offerings may affect our revenue or profitability.

Some of our competitors may choose to sell products that compete with ours at lower prices by accepting lower margins and profitability, or may be able to sell products competitive to ours at lower prices, individually or as a part of integrated suites, given proprietary ownership of data, technological superiority or economies of scale. Price reductions by our competitors could negatively impact our revenue and operating margins and results of operations and could also harm our ability to obtain new customers on favorable terms. Historically, certain of our key products have experienced declines in per unit pricing due to competitive factors and customer demand. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, information technology and development and other costs, if we were unable to respond quickly enough to changes in competition or customer demand, we could experience further reductions in our operating margins.

If our relationships with key customers are materially diminished or terminated, our business could suffer.

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

Historically, we have relied, in part, on acquisitions, joint ventures and other alliances to grow our business. Any acquisitions we do complete may not be on favorable terms, may involve greater-than-expected liabilities and expenses, potential impairments of tangible and intangible assets or significant write-offs and the expected benefits, synergies and growth from these initiatives may not materialize as planned. We may have difficulty assimilating new businesses and their products, services, technologies, IT systems and personnel into our operations. IT and data security profiles of acquired companies may not meet our technological standards and may take longer to integrate and remediate than planned. This may result in significantly greater transaction, remediation and integration costs for future acquisitions than we have experienced historically, or it could mean that we will not pursue certain acquisitions where the costs of integration and remediation are too significant. We may also have difficulty integrating and operating businesses in countries and geographies where we do not currently have a significant presence, and acquisitions of businesses having a significant presence outside of the U.S. will increase our exposure to risks of conducting operations in international markets. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and financial condition.

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

We derive a portion of our revenue from direct and indirect sales to U.S., state and local governments and their respective agencies. Such contracts are subject to various procurement laws and regulations, and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments or suspension of future government contracting. A number of our federal government contracts have received enhanced scrutiny and media attention due to the sensitive nature of the data we handle and due to the importance of the government programs we support. If we experience another material cybersecurity incident, if public scrutiny and pressure related to government services we support turns negative or if we experience uptime issues or performance problems, our ability to maintain existing or acquire new government contracts may be substantially impacted.

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

Operational Risks

Our technology transformation strategy places a significant strain on our management, operational, financial and other limited resources.

As part of our technology transformation strategy, we are transitioning and migrating our data systems from traditional data centers to cloud-based platforms. This initiative places significant strain on our management, personnel, operations, systems, technical performance and financial resources and internal financial control and reporting function. In addition, many of our existing personnel do not have experience with native cloud-based technologies and, as a result, we have and will continue to hire personnel with such experience. This effort has been, and will continue to be, time consuming and costly. Our technology transformation strategy requires management time and resources to educate employees and implement new ways of conducting business. The dedication of resources to our technology transformation strategy and cloud-based technologies limits the resources we have available to devote to other initiatives or growth opportunities, or to invest in the maintenance of our existing internal systems. We cannot guarantee that our strategy is the right one or that investments in alternative technologies or other initiatives would not be a better use of our limited resources.

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

If our systems do not meet customer requirements for response time or high availability, or we experience system constraints or failures, or our customers do not migrate to the cloud or modify and/or upgrade their systems to accept new releases of our products and services, our services to our customers could be delayed or interrupted, which could result in lost revenues or customers, lower margins, service level penalties or other harm to our business and reputation.

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

In addition, as part of our technology transformation, we are seeking to migrate our customers from traditional data platforms to cloud-based products and services. Many of our customers may not migrate to cloud-based technologies on a timely basis or at all, or may choose not to utilize our products and services during and after our transition to cloud-based technologies. If our customers’ timelines prevent them from migrating to cloud-based technologies quickly enough, they will remain on our legacy infrastructure, which could expose them to system availability and response time performance issues.

Any significant system interruption or series of minor interruptions could result in the loss of customers and/or lost revenues, lower margins, service level penalties or other significant harm to our business or reputation.

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

Our future success, including our ability to implement our technology transformation strategy, depends partly on the continued service of our key development, sales, marketing, executive and administrative personnel. Additionally, increased retention risk exists in certain key areas of our operations, such as IT and data security, which require specialized skills, such as migrating legacy computer systems to the cloud, data security expertise and analytical modeling. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. As part of our technology transformation strategy, we have hired or contracted with a significant number of new employees and contract workers. Hiring, on-boarding training, motivating, retaining and managing employees with the skills required is time-consuming and expensive. There is intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to retain our key employees. If we are not able to hire sufficient employees to support our technology transformation, or to train, motivate, retain and manage the employees we do hire, it could have a material adverse effect on our business operations or financial results.

Global Operational Risks

Economic, political and other risks associated with international sales and operations could adversely affect our results of operations.

Sales outside the U.S. comprised 22% of our total revenue in 2020. As a result, our business is subject to various risks associated with doing business internationally and these risks may differ in each jurisdiction we operate depending on the particular product or service we offer in the jurisdiction. In addition, many of our employees, suppliers, job functions and facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors including:

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

Legal and Regulatory Risks

As part of a global settlement, we entered into agreements with various parties to settle the U.S. Consumer MDL Litigation and certain federal and state government investigations arising out of the 2017 cybersecurity incident. If we are unable to comply with our obligations under these agreements, if the U.S. Consumer MDL Litigation settlement is not upheld on appeal, or if other lawsuits or investigations are filed or commenced, it could have a material adverse effect on our financial condition.

In July 2019, the Company entered into multiple agreements that resolve the U.S. consolidated consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (Consumer Cases) (the “U.S. Consumer MDL Litigation”), and the investigations of the FTC, the CFPB, the Attorneys General of 48 states, the District of Columbia and Puerto Rico (the “MSAG Group”) and the NYDFS (collectively, the “Consumer Settlement”) relating to the 2017 cybersecurity incident. On January 13, 2020, the U.S. District Court for the Northern District of Georgia (the “Court”) entered an order granting final approval of the settlement in connection with the U.S. Consumer MDL Litigation, from which several objectors have appealed. Until the appeals are finally adjudicated or dismissed and the settlement becomes final in accordance with its terms, we can provide no assurance that the U.S. Consumer MDL Litigation will be resolved as contemplated by the settlement agreement. If the Court’s order approving the settlement agreement was overturned by an appellate court and not cured in accordance with the terms of the consent orders with the FTC and CFPB, the consent orders with the FTC, CFPB and MSAG Group would remain in place and the Consumer Restitution Fund (as defined below) would be administered by the FTC. In that event, there is a risk that we would not be able to settle the U.S. Consumer MDL Litigation on acceptable terms or at all, which could have a material adverse effect on our financial condition.

In addition to the monetary payments and consumer redress, we also agreed as part of the Consumer Settlement to implement certain business practice commitments related to consumer assistance and our information security program, including third party assessments of our program. These business practice commitments are extensive and require a significant amount of attention from management. To the extent we are unable to comply or we are viewed as not being in compliance with these business practice commitments or other requirements of a relevant order, we could face an enforcement action or contempt proceeding that could potentially result in fines, penalties and new business practice commitments, which, depending on the amount and type, could have a material adverse effect on our financial condition.

In addition, other lawsuits and investigations related to the 2017 cybersecurity incident are still outstanding and additional lawsuits or investigations may be filed, commenced or issued. The resolution of these additional matters may result in damages, costs, fines or penalties, which, depending on the amount, could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods. Any future losses we incur as a result of the incident will not be covered by insurance.

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

We are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer privacy, cybersecurity, data and financial protection. See “Item 1. Business—Governmental Regulation” in this Form 10-K for a summary of the U.S. and foreign consumer and data protection laws and regulations to which we are subject. These regulations are complex, change frequently, have tended to become more stringent over time, and are subject to administrative interpretation and judicial construction in ways that could harm our business. In addition, new laws and regulations at the state and federal level are enacted or considered frequently. Examples of such new and evolving laws and regulations include amendments to the FCRA requiring the provision of free credit freezes to consumers, cybersecurity and other requirements promulgated by the New York Department of Financial Services, the CCPA which took effect on January 1, 2020, the California data broker registration requirements that took effect on January 31, 2020, and the CPRA taking effect on January 1, 2023. Furthermore, we expect there to be an increased focus on laws and regulations related to our business, including by the new U.S. presidential administration and the new U.S. Congress, because of the great public concern in the U.S. with regard to the operation of credit reporting agencies, as well as the collection, use, accuracy, correction and sharing of personal information. We also use algorithms, artificial intelligence and machine learning in our business processes. There are a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning privacy or cybersecurity that could affect us. The Canadian government has initiated a review of consumer privacy laws, and several U.S. states have introduced varying comprehensive privacy laws modeled to some degree on the CCPA and/or the GDPR. Compliance with multiple state laws containing varying requirements could be complicated and costly. In Europe, although the GDPR already includes certain provisions relating to the automated processing of personal data, there has also been discussion of new legislative proposals to regulate business use of artificial intelligence and machine learning technologies which, if enacted, could impose new legal requirements addressing among other issues, privacy, discrimination and human rights. The specifics of such legislation and the number of jurisdictions that will introduce legislation in this area remain unclear at this time. In addition, a growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that consumer information is accessed or acquired by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the U.S., state laws provide for disparate notification regimes, all of which we are subject to. Further, any perception that our practices or products are an invasion of privacy, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability.

We devote substantial compliance, legal and operational business resources to strive for compliance with applicable regulations and requirements. In the future, we may be subject to significant additional expense related to compliance with applicable laws and regulations, including new laws and evolving interpretations that are difficult to predict, and to investigate, defend or remedy actual or alleged violations. Additionally, we cooperate with CFPB supervisory examinations and respond to other state, federal and foreign government examinations of or inquiries into our business practices. The enactment of new laws and how they are interpreted could impact our business. In particular, legislative activity in the privacy area may result in new laws that are applicable to us and that may hinder our business, for example, by restricting use or sharing of consumer data, including for marketing or advertising or limiting the use of, or otherwise regulating artificial intelligence and machine learning, including the use of algorithms and automated processing in ways that could materially affect our business, or which may lead to significant increases in the cost of compliance. Any failure by us to comply with, or remedy any violations of, applicable laws and regulations, could result in new costs for our operations, the curtailment of certain of our operations, the imposition of fines and penalties, liability to private plaintiffs as a result of individual or class action litigation, restrictions on the operation of our business and reputational harm. It is difficult to predict the impact on our business if we were subject to allegations of having violated existing laws. For example, in Europe, the GDPR, which includes extensive regulations for certain security incidents, could result in fines of up to four percent of annual worldwide “turnover” (a measure similar to revenues in the U.S.). In addition, because many of our products are regulated or sold to customers in various industries, we must comply with additional regulations in marketing our products. Moreover, our compliance with privacy laws and regulations and our reputation depend in part on customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with consumer expectations and regulatory requirements. We cannot predict the ultimate impact on our business of new or proposed rules, supervisory examinations or government investigations or enforcement actions.

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

The CFPB has supervisory and examination authority over our business and may initiate enforcement actions with regard to our compliance with federal consumer financial laws.

The CFPB, which was established under the Dodd-Frank Act and commenced operations in July 2011, has broad authority over our business. This includes authority to issue regulations under federal consumer financial protection laws, such as under FCRA and other laws applicable to us and our financial customers. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority.

In 2012, credit reporting companies like us became subject to a federal supervision program for the first time under the CFPB’s authority to supervise and examine certain non-depository institutions that are “larger participants” of the consumer credit reporting market. The CFPB conducts examinations and investigations, and may issue subpoenas and bring civil actions in federal court for violations of the federal consumer financial laws including FCRA. In these proceedings, the CFPB can seek relief that includes: rescission or reformation of contracts, restitution, disgorgement of profits, payment of damages, limits on activities and civil money penalties of up to $1.0 million per day for known violations. The CFPB conducts periodic examinations of us and the consumer credit reporting industry, which could result in new regulations or enforcement actions or proceedings. Actions by the CFPB could result in requirements to alter or cease offering affected products and services, making them less attractive and restricting our ability to offer them.

Although we have committed resources to enhancing our compliance programs, actions by the CFPB or other regulators against us could result in reputational harm. Our compliance costs and legal and regulatory exposure could increase materially if the CFPB or other regulators enact new regulations, change regulations that were previously adopted, modify through supervision or enforcement past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted.

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

We are regularly involved in claims, suits, government investigations, supervisory examinations and regulatory proceedings arising from the ordinary course of our business, including actions with respect to consumer protection and data protection, including purported class action lawsuits. Such claims, suits, government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties or sanctions, as well as judgments, consent decrees or orders preventing us from offering certain features, functionalities, products or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. The FCRA contains an attorney fee shifting provision that provides an incentive for consumers to bring individual and class action lawsuits against a CRA for violation of the FCRA, and the number of consumer lawsuits (both individual and class action) against us alleging a violation of the FCRA and our resulting costs associated with resolving these lawsuits have increased substantially over the past several years.

Third parties may claim that we are infringing on their intellectual property and we could suffer significant litigation or licensing expenses or be prevented from selling products or services.

There has been substantial litigation in the U.S. regarding intellectual property rights in the information technology industry. From time to time, third parties may make claims that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to each such claim on a case by case basis. A dispute or litigation regarding patents or other intellectual property can be costly and time-consuming due to the complexity of our technology and the inherent uncertainty of intellectual property litigation, could divert our management and key personnel from our business operations, and we may not prevail. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, or could subject us to significant damages or to an injunction against development and sale of certain of our products or services. Our intellectual property portfolio may not be useful in asserting a counterclaim, or providing commercial leverage for negotiating a license, in response to a claim of intellectual property infringement. In certain of our businesses we rely on third-party intellectual property licenses and we cannot ensure that these licenses will be available to us in the future on favorable terms or at all. Although our policy is to obtain licenses or other rights where necessary, we cannot provide assurance that we have obtained all required licenses or rights.

Third parties may misappropriate or infringe on our intellectual property and we may suffer competitive injury or expend significant resources enforcing our rights.

Our success increasingly depends on our proprietary technology and its ability to differentiate us from our competitors. We rely on various intellectual property rights, including patents, copyrights, database rights, trademarks and trade secrets, as well as contract restrictions, confidentiality provisions and licensing arrangements, to establish and protect our proprietary rights. The extent to which such rights can be protected varies in different jurisdictions. If we do not protect and enforce our intellectual property rights successfully, our competitive position may suffer which could harm our operating results. Our pending patent and trademark applications may not be allowed or competitors may challenge the validity or scope of our intellectual property rights. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage.

We may need to devote significant resources to monitoring our intellectual property rights and we may or may not be able to detect misappropriation or infringement by third parties. Our competitive position may be harmed if we cannot detect misappropriation or infringement and enforce our intellectual property rights quickly or at all. In some circumstances, enforcement may not be available to us because a third party has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries, which could make it easier for competitors to capture market share and could result in lost revenue.

Financial Market Risks

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements. We ordinarily lease office space for conducting our business and are obligated under approximately 60 leases and other rental arrangements for our field locations. We owned 5 office buildings at December 31, 2020, including our executive offices, one campus which houses our Alpharetta, Georgia technology center, a building utilized by our Workforce Solutions operations located in St. Louis, Missouri, as well as two buildings utilized by our Latin America operations.

For additional information regarding our obligations under leases, see Note 6 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. We believe that suitable additional space will be available to accommodate our future needs.

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

Consumer Settlement

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

On January 13, 2020, the Northern District of Georgia, the U.S. District Court overseeing centralized pre-trial proceedings for the U.S. Consumer MDL Litigation and numerous other federal court actions relating to the 2017 cybersecurity incident (the “MDL Court”), entered an order granting final approval of the settlement in connection with the U.S. Consumer MDL Litigation. The MDL Court entered an amended order granting final approval of the settlement on March 17, 2020. Several objectors have appealed the final approval order. Until the appeals are finally adjudicated or dismissed and the settlement becomes final in accordance with its terms, we can provide no assurance that the U.S. Consumer MDL Litigation will be resolved as contemplated by the settlement agreement. If the Court’s order approving the settlement agreement was overturned by an appellate court and not cured in accordance with the terms of the consent orders with the FTC and CFPB, the consent orders with the FTC, CFPB and MSAG Group would remain in place and the Consumer Restitution Fund would be administered by the FTC. In that event, there is a risk that we would not be able to settle the U.S. Consumer MDL Litigation on acceptable terms or at all, which could have a material adverse effect on our financial condition.

Other Settlements

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

Other Matters

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

Canadian Class Actions. Five putative Canadian class actions, four of which are on behalf of a national class of approximately 19,000 Canadian consumers, are pending against us in Ontario, British Columbia and Alberta. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. In addition to seeking class certification on behalf of the approximately 19,000 Canadian consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident, in some cases, plaintiffs also seek class certification on behalf of a larger group of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident or earlier and were not impacted by the incident.

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

Government Investigations. We have cooperated with federal, state and foreign governmental agencies and officials investigating or otherwise seeking information, testimony and/or documents, regarding the 2017 cybersecurity incident and related matters. Except as described below, these investigations have been resolved as discussed in prior filings or there has been no further activity.

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

For information regarding our accounting for legal contingencies, see Note 6 of the Notes to Consolidated Financial Statements in Item 8 of this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equifax’s common stock is traded on the New York Stock Exchange under the symbol “EFX.” As of January 29, 2021, Equifax had approximately 2,948 holders of record; however, Equifax believes the number of beneficial owners of common stock exceeds this number.

Shareholder Return Performance Graph

The graph below compares Equifax’s five-year cumulative total shareholder return with that of the Standard & Poor’s Composite Stock Index (S&P 500) and a peer group index, the S&P 500 Banks Index (Industry Group). The graph assumes that the value of the investment in our Common Stock and each index was $100 on the last trading day of 2015 and that all quarterly dividends were reinvested without commissions. Our past performance may not be indicative of future performance.

COMPARATIVE FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG EQUIFAX INC., S&P 500 INDEX, AND S&P 500 BANKS INDEX (INDUSTRY GROUP)

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
VALUE OF $100 INVESTED AS OF JANUARY 1, 2016

400.00
300.00
200.00
100.00
0.00
DOLLARS
Initial
2016
2017
2018
2019
2020
Equifax Inc.
S&P 500 Index
S&P 500 Banks Index (Industry Group)

	Fiscal Year Ended December 31,
	Initial	2016	2017	2018	2019	2020
Equifax Inc.	100.00	112.99	114.06	91.28	139.04	193.26
S&P 500 Index	100.00	117.81	143.52	137.23	180.44	213.64
S&P 500 Banks Index (Industry Group)	100.00	140.74	172.48	144.12	202.69	174.81

The table below contains information with respect to purchases made by or on behalf of Equifax of its common stock during the fourth quarter ended December 31, 2020:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - October 31, 2020	1,261	$—	—	$590,092,166
November 1 - November 30, 2020	3,659	$—	—	$590,092,166
December 1 - December 31, 2020	7,439	$—	—	$590,092,166
Total	12,359	$—	—	$590,092,166

(1)    The total number of shares purchased includes, if applicable: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock, totaling 1,261 share for the month of October 2020, 3,659 shares for the month of November 2020 and 7,439 shares for the month of December 2020.

(2)    Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)    We did not repurchase any common shares during the twelve months ended December 31, 2020. At December 31, 2020, the amount authorized for future share repurchases under the Program was $590.1 million.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance will be included in the section captioned “Equity Compensation Plan Information” in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes our selected historical financial information for each of the last five years. The summary of operations data for the years ended December 31, 2020, 2019, and 2018, and the balance sheet data as of December 31, 2020 and 2019, have been derived from our audited Consolidated Financial Statements included in this report. All periods presented in this table have been revised for the pension accounting change discussed in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this report.

	Twelve Months Ended December 31,
	2020 (1) (3) (4)	2019 (1) (2) (3) (4)	2018 (1) (3) (4)	2017 (1) (3) (5)	2016 (1) (6)
	(In millions, except per share data)
Summary of Operations:
Operating revenue	$4,127.5	$3,507.6	$3,412.1	$3,362.2	$3,144.9
Operating expenses	3,450.9	3,843.0	2,964.1	2,530.5	2,319.8
Operating income (loss)	676.6	(335.4)	448.0	831.7	825.1
Consolidated income (loss) from continuing operations	526.2	(378.1)	317.0	606.8	475.1
Net income (loss) attributable to Equifax	$520.1	$(384.1)	$310.5	$596.1	$468.8

Dividends paid to Equifax shareholders	$189.5	$188.7	$187.9	$187.4	$157.6
Diluted earnings per share
Net income (loss) attributable to Equifax	$4.24	$(3.15)	$2.56	$4.90	$3.87
Cash dividends declared per share	$1.56	$1.56	$1.56	$1.56	$1.32
Weighted-average shares outstanding (diluted)	122.8	122.0	121.4	121.5	121.1

	As of December 31,
	2020 (1) (4)	2019 (1) (2) (4)	2018 (1) (4)	2017 (1) (5)	2016 (1) (6)
	(In millions)
Balance Sheet Data:
Total assets	$9,611.8	$7,909.0	$7,153.2	$7,233.4	$6,664.0
Short-term debt and current maturities	1,101.1	3.1	4.9	965.3	585.4
Long-term debt, net of current portion	3,277.3	3,379.5	2,630.6	1,739.0	2,086.8
Total debt, net	4,378.4	3,382.6	2,635.5	2,704.3	2,672.2
Total equity	3,210.3	2,622.9	3,155.7	3,239.0	2,721.3

(1)The selected financial data above reflects the change in accounting method for recognizing actuarial gains and losses and expected returns on plan assets for our defined benefit pension and postretirement benefit plans. Under the accounting method change, remeasurement of projected benefit obligation and plan assets are immediately recognized in earnings through net periodic benefit cost within Other Income (Expense) on the Consolidated Statements of Income (Loss), This change in accounting was applied retrospectively to all of the prior periods. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements in this report.

(2)During the year ended December 31, 2019, the Company recorded $800.9 million of losses, net of insurance recoveries, associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident, exclusive of our legal professional services expenses. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements in this report.

(3)During the years ended December 31, 2020, 2019 and 2018, the Company recorded $365.0 million, $337.3 million, and $326.2 million, respectively, of pre-tax expenses, net of cybersecurity insurance recoveries, for costs related to the 2017 cybersecurity incident. Costs related to the 2017 cybersecurity incident are defined as incremental costs to transform our information technology infrastructure and data security; legal fees and professional services costs to investigate the 2017 cybersecurity incident and respond to legal, government and regulatory claims; as well as costs to provide free credit monitoring product and related support to consumers. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements in this report.

(4)During the fourth quarter of 2020, first quarter of 2019 and fourth quarter of 2018, we recorded $31.9 million ($24.3 million, net of tax), $11.5 million ($8.8 million, net of tax) and $46.1 million ($35.0 million, net of tax) of restructuring charges, respectively. All restructuring charges were recorded in selling, general, and administrative expenses in our Consolidated Statements of Income (Loss). These restructuring charges primarily relate to a reduction in headcount to support the Company’s strategic objectives and increase the integration of our global operations. For additional information, see Note 11 of the Notes to the Consolidated Financial Statements in Item 8 of this report.

(5)The Tax Cuts and Jobs Act of 2017 (“Tax Act”) significantly revised U.S. tax law. The legislation positively impacted the Company’s ongoing effective tax rate due to the reduction of the U.S. federal corporate tax rate from 35% to 21%. The Tax Act made major changes to the U.S. international tax system. As a result of the Tax Act, the Company recorded adjustments totaling a net tax benefit of $48.3 million in the fourth quarter of 2017 to provisionally account for the estimated impact. Refer to Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information. We also prospectively applied the provisions of ASU 2016-09 “Compensation - Stock Compensation (Topic 718),” related to the recognition of windfall tax benefits in the Consolidated Statement of Income which resulted in the recognition of $26.7 million of tax benefits for the year ended December 31, 2017.

(6)In the first quarter of 2016, we completed the acquisition of 100% of the ordinary voting shares of Veda Group Limited (“Veda”) for cash consideration plus debt assumed of approximately $1.9 billion. For the year ended December 31, 2016, we recorded $40.2 million ($28.2 million, net of tax) for Veda acquisition related amounts.

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

Recent Events and Company Outlook

As further described above, we operate in the United States, which represented 78% of our revenue in 2020, and internationally in 24 countries. Our products and services span a wide variety of vertical markets including financial services, mortgage, federal, state and local governments, automotive, telecommunications and many others.

On March 11, 2020, the World Health Organization designated the novel coronavirus disease (“COVID-19”) as a global pandemic. The impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results in March 2020. The impact on the operating results in each country in which we operate differed based on the conditions and the vertical markets we serve in that country. In the United States, consolidated revenue grew in each calendar quarter of 2020, compared to 2019, reflecting very strong mortgage market related revenue in both USIS and Workforce Solutions, and, to a lesser degree, higher revenue growth in our Workforce Solutions unemployment claims management business. However, in the U.S., we experienced year-over-year revenue declines in most other vertical markets including commercial, financial services and telecommunications. Internationally, all countries in which we operate experienced revenue declines, across most vertical markets. The year-over-year reductions in countries and vertical markets referenced were most pronounced in the second quarter and improved during the third and fourth quarters. Although some countries continue to show year-over-year declines, performance in the fourth quarter of 2020 has improved from the levels seen in the third quarter and several vertical markets and countries have reported year over year growth as market conditions improve. We are unable to determine the severity or duration of the impact of the COVID-19 pandemic on Equifax or how the impact on the individual markets in the countries we serve will change with time. Although consolidated revenue has grown during 2020 when compared to 2019, due to the uncertain effects on the global economy caused by the impact of COVID-19, the impact on our future results of operations related to the COVID-19 pandemic are unclear.

We expect that the global COVID-19 pandemic will continue to impact our business and results of operations. While the COVID-19 pandemic affects the countries in which we operate, our critical priorities are:

(i)the health and safety of our employees and their families;

(ii)providing support to consumers;
(iii)helping our customers execute their changing business plans by providing innovative solutions combining our unique data assets and leading analytical and technology capabilities; and
(iv)executing on our cloud technology, data and security transformation per our previously stated plans.
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
Our data and analytics, product and sales teams are focused on how to refine existing products and services, as well as generate new products and services, to meet the changing needs of our customers in this environment. Our technology teams continue to execute on our cloud technology, data and security transformation, including the continued migration of our technology to cloud native environments. To date, the change to our working environment has not caused material disruptions in the execution of these plans.
As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs. We have significantly limited the addition of new employees and third party contracted services, eliminated all travel except where necessary to meet customer or regulatory needs, and acted to limit discretionary spending. Recovery of the global economy from the COVID-19 induced recession remains uncertain and may require several years to return to economic levels experienced prior to the pandemic and may affect certain markets or regions we serve differently. Any future asset impairment charges, increase in allowance for doubtful accounts, or restructuring charges could be more likely and will be dependent on the severity and duration of this crisis.
At December 31, 2020, we had approximately $1.7 billion in cash and $1.1 billion available to borrow under our revolving credit facility that matures in September 2023. In the second quarter of 2020, we amended our revolving credit facility to increase the maximum leverage ratio through 2021 to provide us with additional financial flexibility.
In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that COVID-19 could have on our financial condition and operating results remains highly uncertain.
For more information, see “Item 1A. Risk Factors—Our business has been and will continue to be negatively impacted by the recent COVID-19 outbreak,” in this Form 10-K.

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

Product Liability.  As a result of the 2017 cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all eligible U.S. consumers who signed up through January 31, 2018. In late 2018, the Company extended the free credit monitoring services for an additional twelve months for eligible consumers impacted by the 2017 cybersecurity incident by providing them the opportunity to enroll in Experian® IDNotify™ at no cost. We also provided free credit reports and scores, credit monitoring and identity theft protection for twenty four months to impacted consumers in Canada and the U.K. We have recorded the expenses necessary to provide this service to those who signed up. The remaining product liability balance at December 31, 2020 and 2019 was not material to the Consolidated Financial Statements.

Litigation, Claims and Government Investigations.  As a result of the 2017 cybersecurity incident, we were subject to a significant number of proceedings and investigations as described in Part I, “Item 3. Legal Proceedings” in this Form 10-K. We did not record any settlement expenses related to the resolution of these proceedings and investigations for the twelve months ended December 31, 2020. We recorded expenses, net of insurance recoveries, of $800.9 million in other current liabilities and selling, general, and administrative expenses in our Consolidated Balance Sheets and Statements of Income (Loss), respectively, as of and for the twelve months ended December 31, 2019, exclusive of our legal and professional services expenses and net of insurance recoveries. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25.

Future Costs.  We are currently executing substantial initiatives in security and consumer support, and a company-wide transformation of our technology infrastructure, which we refer to as our technology transformation, and incurred substantial increased expenses and capital expenditures in 2018, 2019 and 2020 related to these initiatives. We expect to continue to incur additional expenses and capital expenditures in 2021 related to these initiatives, although at reduced levels as those incurred in 2020.

We incurred significant legal and professional services expenses in 2019 related to the lawsuits, claims and government investigations to which we were a party in 2019, and expect to continue to incur these expenses until all matters are fully resolved. However, as expected, the level of legal and professional service expenses related to these matters was significantly lower in 2020 due to the settlement of all of the significant matters in the U.S.

We will recognize the expenses and capital expenditures referenced herein as they are incurred.

Insurance Coverage.  At the time of the 2017 cybersecurity incident, we had $125.0 million of cybersecurity insurance coverage, above a $7.5 million deductible, to limit our exposure to losses such as those related to this incident. Since the announcement of the 2017 cybersecurity incident in September 2017, we have received the maximum reimbursement under the insurance policy of $125.0 million. We also maintained a directors and officers insurance policy of which we have recorded our estimated maximum recoveries as of December 31, 2020.

Segment and Geographic Information

Segments. The USIS segment consists of three service lines: Online Information Solutions, Mortgage Solutions, and Financial Marketing Services. Online Information Solutions and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer and commercial credit reporting and scoring, identity management, fraud detection and modeling services. USIS also markets certain decisioning software services which facilitate and automate a variety of consumer and commercial credit-oriented decisions. Financial Marketing Services revenue is principally project and subscription based and is derived from our sales of batch credit and consumer wealth information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

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

The International segment consists of Asia Pacific, Europe, Latin America and Canada. Canada’s services are similar to our USIS offerings. Asia Pacific, Europe and Latin America are made up of varying mixes of service lines that are generally consistent with those in our USIS reportable segment. We also provide information and technology services to support lenders and other creditors in the collections and recovery management process.

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

Geographic Information. We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates and have an investment in a consumer and commercial credit information company in Brazil. Approximately 78% and 73% our revenue was generated in the U.S. during the twelve months ended December 31, 2020 and 2019, respectively.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. Key performance indicators for the twelve months ended December 31, 2020, 2019 and 2018, which reflect the change in accounting principle related to the change in accounting method for our pension and other benefits plans (see Note 1), include the following:

	Key Performance Indicators Twelve Months Ended December 31,
	2020	2019	2018
	(In millions, except per share data)
Operating revenue	$4,127.5	$3,507.6	$3,412.1
Operating revenue change	18%	3%	1%
Operating income (loss)	$676.6	$(335.4)	$448.0
Operating margin	16.4%	(9.6)%	13.1%
Net income (loss) attributable to Equifax	$520.1	$(384.1)	$310.5
Diluted earnings per share	$4.24	$(3.15)	$2.56
Cash provided by operating activities	$946.2	$313.8	$672.2
Capital expenditures*	$(430.7)	$(375.9)	$(368.1)
*Amounts above include accruals for capital expenditures.

RESULTS OF OPERATIONS —
TWELVE MONTHS ENDED DECEMBER 31, 2020, 2019 AND 2018

In the fourth quarter of 2020 we voluntarily changed our accounting principle for recognizing actuarial gains and losses and expected returns on plan assets for our defined benefit pension and postretirement benefit plans. We have applied the change in accounting principle retrospectively to all periods covered in this Report, with the amounts below reflecting this change. Refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information.

Consolidated Financial Results

Operating Revenue

	Twelve Months Ended December 31,			Change
				2020 vs. 2019		2019 vs. 2018
Operating Revenue	2020	2019	2018	$	%	$	%
	(In millions)
U.S. Information Solutions	$1,482.5	$1,277.4	$1,247.3	$205.1	16%	$30.1	2%
Workforce Solutions	1,437.9	949.7	826.8	488.2	51%	122.9	15%
International	862.1	920.6	966.2	(58.5)	(6)%	(45.6)	(5)%
Global Consumer Solutions	345.0	359.9	371.8	(14.9)	(4)%	(11.9)	(3)%
Consolidated operating revenue	$4,127.5	$3,507.6	$3,412.1	$619.9	18%	$95.5	3%

Revenue for 2020 increased by 18% compared to 2019. The growth was driven by our Workforce Solutions and USIS segments, primarily due to strong U.S. mortgage volume as well as growth in our Workforce Solutions unemployment claims business. This growth was partially offset by declines beginning in the second half of March 2020 across International and Global Consumer Solutions segments due to the economic impact of the COVID-19 pandemic. The effect of foreign exchange rates reduced revenue by $24.5 million, or 1%, in 2020 compared to 2019.

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

Operating Expenses

	Twelve Months Ended December 31,			Change
				2020 vs. 2019		2019 vs. 2018
Operating Expenses	2020	2019	2018	$	%	$	%
	(In millions)
Consolidated cost of services	$1,737.4	$1,521.7	$1,440.4	$215.7	14%	$81.3	6%
Consolidated selling, general and administrative expenses	1,322.5	1,990.2	1,213.3	(667.7)	(34)%	776.9	64%
Consolidated depreciation and amortization expense	391.0	331.1	310.4	59.9	18%	20.7	7%
Consolidated operating expenses	$3,450.9	$3,843.0	$2,964.1	$(392.1)	(10)%	$878.9	30%

Cost of Services.  Cost of services increased $215.7 million in 2020 compared to 2019. The increase is due to increased royalty and production costs, as well as incremental technology and data security costs related to our ongoing technology transformation. The effect of changes in foreign exchange rates reduced cost of services by $10.4 million.

Cost of services increased $81.3 million in 2019 compared to 2018. The increase was due to increased royalty and technology costs. We also incurred increased incremental technology and data security costs of $20.3 million in 2019. These increased technology and security costs predominantly reflect the investments we are making in our technology transformation, which include costs for enhanced data security. The effect of changes in foreign exchange rates reduced cost of services by $33.2 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $667.7 million in 2020 compared to 2019. The decrease in 2020 is primarily due to losses, net of insurance recoveries, of $800.9 million associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident that were recorded in 2019 but did not recur in 2020, partially offset by increased people costs and a restructuring charge taken in the fourth quarter of 2020. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $10.2 million.

Selling, general and administrative expenses increased $776.9 million in 2019 as compared to 2018. The increase in 2019 is primarily due to losses, net of insurance recoveries, of $800.9 million associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $24.4 million.

Depreciation and Amortization.  Depreciation and amortization expense for 2020 and 2019 increased by $59.9 million and $20.7 million, respectively. The increase is due to amortization of capitalized internal-use software and systems costs and depreciation of production equipment.

Operating Income and Operating Margin

	Twelve Months Ended December 31,			Change
Operating Income (Loss) and Operating Margin				2020 vs. 2019			2019 vs. 2018
	2020	2019	2018	$	%		$	%
	(In millions)
Consolidated operating revenue	$4,127.5	$3,507.6	$3,412.1	$619.9	18%		$95.5	3%
Consolidated operating expenses	3,450.9	3,843.0	2,964.1	(392.1)	(10)%		878.9	30%
Consolidated operating income (loss)	$676.6	$(335.4)	$448.0	$1,012.0	302%		$(783.4)	(175)%
Consolidated operating margin	16.4%	(9.6)%	13.1%		26.0	pts		(22.7)	pts

Total company operating margin increased in 2020 versus 2019, primarily due to increased revenue in 2020 and losses, net of insurance recoveries in 2019, of $800.9 million associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident which are reflected in selling, general, and administrative expenses in our Consolidated Statements of Income (Loss), that did not recur in 2020.

Total company operating margin decreased in 2019 versus 2018, primarily due to the aforementioned losses, net of insurance recoveries, of $800.9 million associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident which are reflected in selling, general, and administrative expenses in our Consolidated Statements of Income (Loss).

Interest Expense and Other Income (Expense), net

	Twelve Months Ended December 31,			Change
				2020 vs. 2019		2019 vs. 2018
Consolidated Interest and Other Income (Expense), net	2020	2019	2018	$	%	$	%
	(In millions)
Consolidated interest expense	$(141.6)	$(111.7)	$(103.5)	$(29.9)	27%	$(8.2)	8%
Consolidated other income, net	150.2	33.3	25.9	116.9	351%	7.4	29%

Average cost of debt	3.5%	3.8%	3.8%
Total consolidated debt, net, at year end	$4,378.4	$3,382.6	$2,635.5	$995.8	29%	$747.1	28%

Interest expense increased in 2020, when compared to 2019, due to the issuance of $1.0 billion in senior notes in April 2020 and $750.0 million senior notes issued in November 2019. This increase was partially offset by interest related to outstanding Commercial Paper and Receivables Funding Facility balances in 2019.

Interest expense increased in 2019, when compared to 2018, due to an increase in our overall debt outstanding during the year due to borrowings on our Receivables Facility and under our commercial paper program. These borrowings were paid down with the proceeds from the issuance of the $750.0 million Senior Notes in November 2019.

The increase in other income, net in 2020 is primarily due to gains recorded related to the fair value adjustment of our investment in Brazil of $116.6 million due to its initial public offering in the third quarter of 2020, as well as the $32.9 million gain recorded related to a fair value adjustment of the equity investment in India, for which we completed the acquisition of the remaining shareholder interest in the first quarter of 2020. This was partially offset by the $32.2 million mark-to-market fair value adjustment of pension assets which resulted in a loss during the fourth quarter of 2020.

The increase in other income, net in 2019 is primarily due to higher earnings on certain equity method investments and partially offset by an increased loss related to the foreign exchange impact of remeasuring the peso denominated monetary assets and liabilities as a result of Argentina becoming a highly inflationary economy for accounting purposes starting in July 2018.

Income Taxes

	Twelve Months Ended December 31,			Change
				2020 vs. 2019		2019 vs. 2018
Provision for Income Taxes	2020	2019	2018	$	%	$	%
	(In millions)
Consolidated (provision for) benefit from income taxes	$(159.0)	$35.7	$(53.4)	$(194.7)	545%	$89.1	(167)%
Effective income tax rate	23.2%	8.6%	14.4%

Our effective tax rate was 23.2% for 2020, up from 8.6% for the same period in 2019. Our effective tax rate is higher for the year ended December 31, 2020 compared to 2019 due to the operating loss of the Company in 2019 and permanent tax differences resulting from certain non-deductible amounts related to the accrual for losses associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident.

Our effective tax rate was 8.6% for 2019, down from 14.4% for the same period in 2018. Our effective tax rate is lower for the year ended December 31, 2019 compared to 2018 due to the operating loss of the Company in 2019 and permanent tax differences resulting from certain non-deductible amounts related to the accrual for losses associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident.

Net Income (Loss)

	Twelve Months Ended December 31,			Change
				2020 vs. 2019		2019 vs. 2018
Net Income (Loss)	2020	2019	2018	$	%	$	%
	(In millions, except per share amounts)
Consolidated operating income (loss)	$676.6	$(335.4)	$448.0	$1,012.0	(302)%	$(783.4)	(175)%
Consolidated other income (expense), net	8.6	(78.4)	(77.6)	87.0	(111)%	(0.8)	1%
Consolidated (provision for) benefit from income taxes	(159.0)	35.7	(53.4)	(194.7)	(545)%	89.1	(167)%
Consolidated net income (loss)	526.2	(378.1)	317.0	904.3	(239)%	(695.1)	(219)%
Net income attributable to noncontrolling interests	(6.1)	(6.0)	(6.5)	(0.1)	2%	0.5	(8)%
Net income (loss) attributable to Equifax	$520.1	$(384.1)	$310.5	$904.2	(235)%	$(694.6)	(224)%
Diluted earnings per share:
Net income (loss) attributable to Equifax	$4.24	$(3.15)	$2.56	$7.39	(235)%	$(5.71)	(223)%
Weighted-average shares used in computing diluted earnings per share	122.8	122.0	121.4

Consolidated net income (loss) increased by $904.3 million in 2020 compared to 2019 due to increased revenue, the 2019 accrual for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident that did not recur in 2020 and an increase in Other Income resulting from the fair value adjustments of the Brazil and India investments. The current year increase is partially offset by higher tax expense, people costs, royalty costs, technology costs, depreciation of capitalized projects and interest expense.

Consolidated net income (loss) decreased by $695.1 million in 2019 compared to 2018 due to decreased operating income primarily driven by losses, net of insurance recoveries, associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident of $800.9 million.

Segment Financial Results

U.S. Information Solutions

	Twelve Months Ended December 31,			Change
U.S. Information Solutions				2020 vs. 2019			2019 vs. 2018
	2020	2019	2018	$		%	$		%
	(In millions)
Operating revenue:
Online Information Solutions	$1,067.7	$924.1	$877.5	$143.6		16%	$46.6		5%
Mortgage Solutions	199.8	136.9	153.6	62.9		46%	(16.7)		(11)%
Financial Marketing Services	215.0	216.4	216.2	(1.4)		(1)%	0.2		—%
Total operating revenue	$1,482.5	$1,277.4	$1,247.3	$205.1		16%	$30.1		2%
% of consolidated revenue	36%	37%	37%
Total operating income	$463.9	$423.4	$441.7	$40.5		10%	$(18.3)		(4)%
Operating margin	31.3%	33.1%	35.4%		(1.8)	pts		(2.3)	pts

U.S. Information Solutions revenue increased 16% in 2020 compared to 2019 due to improvements in our core credit decisioning services and mortgage solutions volumes related to the strength of the U.S. mortgage market in 2020.

U.S. Information Solutions revenue increased 2% in 2019 compared to 2018 due to increases in our core credit decisioning services volumes and revenue from acquisitions, partially offset by $20.0 million in settlements with commercial customers and declines in Mortgage Solutions.

Online Information Solutions.  Revenue for 2020 increased 16% compared to 2019, due to improved core credit decisioning services volumes related to improvements in the U.S. mortgage market and a $15.0 million settlement with a commercial customer which negatively impacted revenue for 2019. This is partially offset by a reduction in non-mortgage online revenue due to the economic impact of COVID-19, which began in the latter half of March 2020.

Revenue for 2019 increased 5% compared to 2018, due to increases in core credit decisioning services volumes, revenue from acquisitions and our identity and fraud solutions business. These increases were partially offset by a $15.0 million settlement with a commercial customer.

Mortgage Solutions.  Revenue increased 46% in 2020 compared to 2019 due to increased mortgage market transaction volumes.

Revenue decreased 11% in 2019 compared to 2018, primarily due to channel shift between our Mortgage Solutions and Online Information Solutions businesses, partially offset by an increase in mortgage market transaction volumes.

Financial Marketing Services. Revenue decreased 1% in 2020 compared to 2019 due the economic impact of COVID-19 on project related revenue. 2019 revenue was negatively impacted by a $5.0 million settlement with a commercial customer.

Revenue remained flat in 2019 compared to 2018 due to an increase in project related revenue, offset by a $5.0 million settlement with a commercial customer.

U.S. Information Solutions Operating Margin.  USIS operating margin decreased to 31.3% in 2020 compared to 33.1% in 2019, due to increased royalty, people, technology and depreciation costs, as well as incremental technology and data security costs associated with our ongoing technology transformation, partially offset by the increase in revenue. USIS operating margin decreased to 33.1% in 2019 compared to 35.4% in 2018, primarily due to increases in royalties, technology, data security and people costs and settlements with commercial customers. These increases were partially offset by the public records litigation settlement of $18.5 million in 2018 that did not recur in 2019.

Workforce Solutions

	Twelve Months Ended December 31,			Change
				2020 vs. 2019			2019 vs. 2018
Workforce Solutions	2020	2019	2018	$	%		$	%
	(In millions)
Operating Revenue:
Verification Services	$1,103.2	$700.1	$567.0	$403.1	58%		$133.1	23%
Employer Services	334.7	249.6	259.8	85.1	34%		(10.2)	(4)%
Total operating revenue	$1,437.9	$949.7	$826.8	$488.2	51%		$122.9	15%
% of consolidated revenue	35%	27%	24%
Total operating income	$700.7	$389.7	$332.7	$311.0	80%		$57.0	17%
Operating margin	48.7%	41.0%	40.2%		7.7	pts		0.8	pts

Workforce Solutions revenue increased by 51% in 2020 compared to 2019 due to strong growth in both Verification Services and Employer Services. Verification Services growth was due to strong growth in mortgage related revenue. Employer Services growth was due to growth in unemployment claims management revenue.

Workforce Solutions revenue increased by 15% in 2019 compared to 2018 due to strong growth in Verification Services. This was partially offset by decreased revenue in Employer Services, due to reductions in revenue from tax management services and our Affordable Care Act compliance services.

Verification Services.  Revenue increased 58% in 2020 compared to 2019, due to strong growth in the mortgage vertical and continued addition of new records to The Work Number database. Revenue from the commercial non-mortgage verticals of Verification Services have experienced declines versus 2019 due to the economic impact of COVID-19.

Revenue increased 23% in 2019 compared to 2018, due to strong growth in mortgage, government, financial, healthcare and talent solutions verticals, and continued addition of new records to The Work Number database.

Employer Services.  Revenue increased 34% in 2020 compared to 2019 due to increases in our unemployment claims management services as U.S. unemployment claims increased substantially due to the economic impact of COVID-19 on the U.S. economy. This was partially offset principally by declines in our tax management services and Affordable Care Act compliance services.

Revenue decreased 4% in 2019 compared to 2018 due to declines in our tax management services and Affordable Care Act compliance services. These declines were partially offset by revenue from acquisitions.

Workforce Solutions Operating Margin.  Operating margin increased to 48.7% in 2020 compared to 41.0% in 2019 primarily due to the increase in revenue, partially offset by increases in royalty, people, technology and depreciation costs, as well as incremental technology and data security costs associated with ongoing technology transformation. Operating margin increased to 41.0% in 2019 compared to 40.2% in 2018 primarily due to the increase in revenue.

International

	Twelve Months Ended December 31,			Change
				2020 vs. 2019			2019 vs. 2018
International	2020	2019	2018	$		%	$		%
	(In millions)
Operating revenue:
Asia Pacific	$296.5	$300.1	$325.6	$(3.6)		(1)%	$(25.5)		(8)%
Europe	255.7	275.6	287.3	(19.9)		(7)%	(11.7)		(4)%
Latin America	160.3	190.5	206.6	(30.2)		(16)%	(16.1)		(8)%
Canada	149.6	154.4	146.7	(4.8)		(3)%	7.7		5%
Total operating revenue	$862.1	$920.6	$966.2	$(58.5)		(6)%	$(45.6)		(5)%
% of consolidated revenue	21%	26%	28%
Total operating income	$66.7	$96.1	$108.6	$(29.4)		(31)%	$(12.5)		(11)%
Operating margin	7.7%	10.4%	11.2%		(2.7)	pts		(0.8)	pts

International revenue decreased by 6% in 2020 as compared to 2019. Local currency revenue decreased 4% in 2020, driven by declines across all geographies due to the negative impacts of COVID-19 on transaction volumes beginning in the second half of March. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $24.4 million, or 2%.

International revenue decreased by 5% in 2019 as compared to 2018. Local currency revenue growth for 2019 was 3%, driven by growth in the Latin America and Canada regions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $73.1 million, or 8%.

Asia Pacific. Local currency revenue decreased 1% in 2020 as compared to 2019 due to decreases in our consumer and commercial businesses, marketing services and personal solutions related revenue, primarily driven by the economic recession in Australia and New Zealand caused by the COVID-19 pandemic, partly offset by operations in India, an increase in offline transactions within recovery management and stronger online ID Validation. Local currency fluctuations against the U.S. dollar did not have a significant impact in 2020. Reported revenue also decreased 1% in 2020 as compared to 2019.

Local currency revenue decreased 1% in 2019 as compared to 2018 primarily driven by weak consumer and commercial lending markets in Australia resulting in declines in consumer lending and direct-to-consumer related revenue. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $21.5 million, or 7%, in 2019. Reported revenue decreased 8% in 2019 as compared to 2018.

Europe.  Local currency revenue decreased 8% in 2020 as compared to 2019 due to declines in the U.K. and Spain consumer and commercial businesses and debt services brought on by the impact of the COVID-19 pandemic on local economies. Local currency fluctuations against the U.S. dollar positively impacted revenue by $3.0 million, or 1%, for 2020. Reported revenue decreased 7% in 2020 as compared to 2019.

Local currency revenue was flat in 2019 as compared to 2018 primarily due to growth in credit operations revenue in U.K. and Spain offset by a decline in our debt management services. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $12.9 million, or 4%, for 2019. Reported revenue decreased 4% in 2019 as compared to 2018.

Latin America. Local currency revenue decreased 3% in 2020 as compared to 2019 caused by the COVID-19 pandemic, which negatively impacted consumer credit operations in all Latin America countries in which Equifax operates. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $24.1 million, or 13%, in 2020, primarily from Argentina and Chile. Reported revenue decreased 16% in 2020 as compared to 2019.

Local currency revenue increased 9% in 2019 as compared to 2018 driven by core growth primarily in Argentina, Chile and Ecuador. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $35.0 million, or 17%, in 2019, primarily from Argentina and Chile. Reported revenue decreased 8% in 2019 as compared to 2018.

Canada.  Local currency revenue decreased 2% in 2020 as compared to 2019 primarily due to declines in consumer and commercial online volumes and offline analytics revenue, driven by the COVID-19 pandemic. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.3 million, or 1%, in 2020. Reported revenue decreased 3% in 2020 as compared to 2019.

Local currency revenue increased 8% in 2019 as compared to 2018 primarily due to broad based revenue growth including growth from acquisitions. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $3.7 million, or 3%, in 2019. Reported revenue increased 5% in 2019 as compared to 2018.

International Operating Margin.  Operating margin decreased to 7.7% in 2020 as compared to 10.4% in 2019. The reduced margin is due to the negative effects of COVID-19 on revenue, as well as an increase in depreciation and incremental technology costs related to the ongoing technology transformation, partially offset by reduced operating costs from discretionary expense control across the regions in 2020. Operating margin decreased to 10.4% in 2019 as compared to 11.2% in 2018. The reduced margin is due to increased incremental technology and data security costs, production costs and negative impacts from foreign currency exchange rates.

Global Consumer Solutions

	Twelve Months Ended December 31,			Change
Global Consumer Solutions				2020 vs. 2019			2019 vs. 2018
	2020	2019	2018	$	%		$	%
	(In millions)
Total operating revenue	$345.0	$359.9	$371.8	$(14.9)	(4)%		$(11.9)	(3)%
% of consolidated revenue	8%	10%	11%
Total operating income	$37.0	$48.4	$68.6	$(11.4)	(24)%		$(20.2)	(29)%
Operating margin	10.7%	13.4%	18.4%		(2.7)	pts		(5.0)	pts

Revenue decreased 4% for 2020 in reported and local currency revenue, as compared to 2019. The decrease in revenue is primarily driven by declines in North America partner revenue, partially offset by increases in event based business, benefits revenue and direct to consumer business due to strong consumer subscription performance in Canada.

Operating margin decreased in 2020 to 10.7% compared to 13.4% in 2019, due to increased customer support and marketing costs, partially offset by lower royalty costs due to lower revenue.

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

General Corporate Expense

	Twelve Months Ended December 31,			Change
				2020 vs. 2019		2019 vs. 2018
General Corporate Expense	2020	2019	2018	$	%	$	%
	(In millions)
General corporate expense	$591.7	$1,293.0	$503.6	$(701.3)	(54)%	$789.4	157%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense decreased $701.3 million in 2020. The decrease in 2020 as compared to 2019 is due to the legal accruals for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident of $800.9 million that were recorded in 2019 and did not recur in 2020 and lower technology costs, partially offset by increased people costs and a restructuring charge taken in the fourth quarter of 2020. The restructuring charge in the fourth quarter of 2020 resulted from our continuing efforts to realign our internal resources to support our strategic objectives.

General corporate expense increased $789.4 million in 2019 due to the aforementioned losses associated with the 2017 cybersecurity incident.

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

Sources and Uses of Cash

Funds generated by operating activities, our Revolver and related commercial paper program, more fully described below, are our most significant sources of liquidity. In April 2020, we issued $1.0 billion aggregate principal amount of senior notes. The net proceeds of the sale of the notes were used to repay borrowings under our Receivables Facility and Revolver, while the remaining funds are intended for general corporate purposes. At December 31, 2020, we had $1.7 billion in cash balances, as well as $1.1 billion available to borrow under our Revolver.

The Company has and expects to make payments to resolve certain legal proceedings and investigations related to the 2017 cybersecurity incident, described more fully in “Item 3. Legal Proceedings” in this Form 10-K. Through 2020, the Company made payments of $439.3 million for legal settlements related to the 2017 cybersecurity incident. The remaining $346.7 million to be paid to the Consumer Restitution Fund will be made after a final adjudication affirming the U.S. Consumer MDL Litigation Settlement or dismissal of the pending appeals. Although we expect this payment and the remaining settlement payments to be made in 2021, we can give no assurance that these payments will occur in 2021 due to pending approvals or appeals. As a result of the possible payments that could be made in 2021 related to the losses associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident and other requirements, funds generated by operating activities may not be sufficient to fund working capital and other cash requirements, including for acquisitions and share repurchases, throughout 2021. Our plan is to finance the payments with existing cash balances and borrowing capacity, as necessary.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of December 31, 2020, we held $259.6 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the twelve months ended December 31, 2020, 2019 and 2018:

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In millions)
Operating activities	$946.2	$313.8	$672.2	$632.4	$(358.4)
Investing activities	$(492.7)	$(697.5)	$(461.5)	$204.8	$(236.0)
Financing activities	$810.8	$557.9	$(311.0)	$252.9	$868.9

Operating Activities

Cash provided by operating activities for 2020 increased by $632.4 million compared to 2019. The increase in cash from operations is due to increased net income in 2020 and additional payments made in 2019 associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident.

Cash provided by operating activities for 2019 decreased by $358.4 million compared to 2018. The decrease is due to partial payment of the losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident as well as having received $110.0 million in insurance proceeds in 2018.

Investing Activities

	Twelve Months Ended December 31,			Change
Net cash used in:	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In millions)
Capital expenditures*	$(421.3)	$(399.6)	$(321.9)	$(21.7)	$(77.7)
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

Capital expenditures increased in 2020 and 2019 from 2019 and 2018, respectively, due to our ongoing technology transformation.

Acquisitions, Divestitures and Investments

	Twelve Months Ended December 31,			Change
Net cash used in:	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In millions)
Acquisitions, net of cash acquired	$(61.4)	$(272.9)	$(138.3)	$211.5	$(134.6)
Cash received from sale of asset	$—	$—	$5.6	$—	$(5.6)
Investment in unconsolidated affiliates, net	$(10.0)	$(25.0)	$(6.9)	$15.0	$(18.1)

2020 Acquisitions and Investments. During 2020, we acquired the remaining interest in our India joint venture in our International operating segment and completed an additional acquisition in our USIS operating segment.

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

For additional information about our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Financing Activities

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In millions)
Net short-term repayments	$(0.7)	$(1.8)	$(959.2)	$1.1	$957.4
Payments on long-term debt	$(125.0)	$(250.0)	$(100.0)	$125.0	$(150.0)
Proceeds from issuance of long-term debt	$1,123.3	$998.3	$994.5	$125.0	$3.8

Borrowing and Repayment Activity.  Net short-term repayments primarily represent repayments or borrowings of outstanding amounts under our commercial paper (“CP”) program. We primarily borrow under our CP program as needed and as availability allows.

The decrease in net short-term repayments in 2020, 2019 and 2018 primarily relates to the net repayments of our CP notes.

In April 2020, we issued $400.0 million aggregate principal amount of 2.6% five-year Senior Notes due 2025 (the "2025 Notes") and $600.0 million aggregate principal amount of 3.1% ten-year Senior Notes due 2030 (the "2030 Notes") in an underwritten public offering. Interest on the 2025 Notes accrues at a rate of 2.6% per year and is payable semi-annually in arrears on June 15 and December 15 of each year. Interest on the 2030 Notes accrues at a rate of 3.1% per year and is payable semi-annually in arrears on May 15 and November 15 of each year. The net proceeds of the sale of the notes were used to repay borrowings under our Receivables Facility and Revolver, while the remaining funds are intended for general corporate purposes, which may include the repayment of a portion of the 2021 debt maturities.

In November 2019, we issued $750.0 million aggregate principal amount of 2.6% five-year Senior Notes due 2024 (the “2024 Notes”) in an underwritten public offering. Interest on the 2024 Notes accrue at a rate of 2.6% per year and will be payable semi-annually in arrears on June 1 and December 1 of each year. The net proceeds of the sale of the notes were used to repay borrowings under our Receivables Facility and our CP program and for general corporate purposes.

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

Payments on long-term debt in 2020 and 2019 reflect payments on our Receivable Facility using proceeds from the issuance of the senior notes. Payments on long-term debt in 2018 reflect $100.0 million of payments on the Revolver using proceeds from the issuance of 3.60%, Floating Rate and 3.95% senior notes in 2018.

Credit Facility Availability.  In September 2018, the Company entered into the $1.1 billion five-year unsecured revolving credit facility with a group of financial institutions, which will mature in September 2023 (the “Revolver”). The Revolver replaced the Company’s previous $900.0 million unsecured revolving credit facility that was scheduled to mature in November 2020. Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.6 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. We believe we are currently in compliance with all representations and warranties necessary as a condition for borrowing under the Revolver, but we cannot assure that we will be able to comply with all such conditions for borrowing in the future. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. On April 10, 2020, we amended our existing revolving credit facility to increase the maximum leverage ratio to provide additional financial flexibility as described further below.

Our $1.1 billion CP program has been established to allow for borrowing through the private placement of CP with maturities ranging from overnight to 397 days. We may use the proceeds of CP for general corporate purposes. The CP program is supported by our Revolver and the total amount of CP which may be issued is reduced by the amount of any outstanding borrowings under our Revolver and by any letters of credit issued under the facility.

At December 31, 2020, the Company had no borrowings outstanding of CP, $0.7 million of letters of credit outstanding and no borrowings outstanding under the Revolver. At December 31, 2020, a total of $1.10 billion was available under the Revolver.

At December 31, 2020, approximately 93% of our debt was fixed rate and 7% was variable rate. Our variable-rate debt consists of the Floating Rate Notes. The interest rate resets periodically, based on the terms of the respective financing arrangement. At December 31, 2020, the interest rate on our variable-rate debt was 1.1%.

In November 2020, we terminated our $225.0 million receivables funding facility (the “Receivables Facility”).

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
None of these covenants are considered restrictive to our operations and, as of December 31, 2020, the Company was in compliance with all of our debt covenants.
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
 Long-term ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be “investment grade.” At December 31, 2020, the long-term ratings for our obligations were BBB with a negative outlook for S&P and Baa2 with a stable outlook for Moody’s. A downgrade in our credit rating would increase the cost of borrowings under our CP program and Revolver, and could limit, or in the case of a significant downgrade, preclude our ability to issue CP. If our credit ratings were to decline to lower levels, we could experience increases in the interest cost for any new debt. In addition, the market’s demand for, and thus our ability to readily issue, new debt could become further affected by the economic and credit market environment. These ratings are subject to change as events and circumstances change.
 For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Equity Transactions

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In millions)
Dividends paid to Equifax shareholders	$(189.5)	$(188.7)	$(187.9)	$(0.8)	$(0.8)
Dividends paid to noncontrolling interests	$(4.6)	$(6.6)	$(10.3)	$2.0	$3.7
Proceeds from exercise of stock options and employee stock purchase plan	$41.7	$22.3	$11.8	$19.4	$10.5
Purchase of redeemable noncontrolling interests	$(9.0)	$—	$(30.9)	$(9.0)	$30.9

Sources and uses of cash related to equity during the twelve months ended December 31, 2020, 2019 and 2018 were as follows:

•We did not repurchase any shares from public market transactions in 2020, 2019 or 2018. As of December 31, 2020, under the existing board authorization, the Company is approved for additional stock repurchases of $590.1 million.

•During the twelve months ended December 31, 2020, 2019 and 2018, we paid cash dividends to Equifax shareholders of $189.5 million, $188.7 million and $187.9 million, respectively, at $1.56 per share for 2020, 2019 and 2018.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2020. The table excludes commitments that are contingent based on events or factors uncertain at this time. Some of the excluded commitments are discussed below the footnotes to the table.

	Payments due by
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
	(In millions)
Debt (including capitalized lease obligation) (1)	$4,402.2	$1,101.1	$901.1	$1,150.0	$1,250.0
Operating leases (2)	116.7	26.3	46.4	24.8	19.2
Data processing, outsourcing agreements and other purchase obligations (3)	343.8	136.9	137.4	61.8	7.7
Other long-term liabilities (4) (5)	164.8	12.5	27.4	22.1	102.8
Interest payments (6)	789.5	129.5	206.1	145.9	308.0
	$5,817.0	$1,406.3	$1,318.4	$1,404.6	$1,687.7

(1)The amounts are gross of unamortized discounts totaling $23.8 million at December 31, 2020. Total debt on our Consolidated Balance Sheets is net of the unamortized discounts and fair value adjustments. There were no fair value adjustments to our debt at December 31, 2020.

(2)Our operating lease obligations principally involve office space and equipment.

(3)These agreements primarily represent our minimum contractual obligations for services that we outsource associated with our computer data processing operations and related functions, and certain administrative functions. These agreements expire between 2021 and 2027.

(4)These long-term liabilities primarily relate to obligations associated with certain pension, postretirement and other compensation-related plans, some of which are discounted in accordance with U.S. generally accepted accounting principles, or GAAP. We made certain assumptions about the timing of such future payments. In the table above, we have not included amounts related to future pension plan obligations, as such required funding amounts beyond 2020 have not been deemed necessary due to our current expectations regarding future plan asset performance.

(5)This table excludes $27.1 million of unrecognized tax benefits, including interest and penalties, as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.

(6)For future interest payments on variable-rate debt, which bears a rate equal to three-month LIBOR on the interest determination date plus 0.87% per annum, we used the variable rate in effect at December 31, 2020 to calculate these payments. Our outstanding variable rate debt at December 31, 2020 consisted of the Floating Rate Notes. The variable rate at December 31, 2020 was 1.1%. Future interest payments may be different depending on future borrowing activity and interest rates.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet financing activities.

Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $156.4 million as of December 31, 2020 and 2019 to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized on the Company’s Consolidated Balance Sheets as all risks and rewards related to the assets remain with the Company.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance and surety bonds and standby letters of credit was not material at December 31, 2020, and generally have a remaining maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2020.

Benefit Plans

We sponsor a qualified defined benefit retirement plan, the U.S. Retirement Income Plan (“USRIP”), that covers approximately 10% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was closed to new participation at December 31, 2008. This plan also covers retirees as well as certain terminated but vested individuals not yet in retirement status. We also sponsor a retirement plan with both defined benefit and defined contribution components that cover most salaried and hourly employees in Canada, the Canadian Retirement Income Plan (“CRIP”); the defined benefit component was also closed to new hires on October 1, 2011.

During the twelve months ended December 31, 2020, we made no voluntary contributions to the USRIP or to the CRIP. During the twelve months ended December 31, 2019, we made no voluntary contributions to the USRIP and made contributions of $0.2 million to the CRIP. At December 31, 2020, the USRIP met or exceeded ERISA’s minimum funding requirements. In the future, we will make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our credit facilities.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For the non-qualified supplemental retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

For additional information about our benefit plans including the change in accounting method adopted in 2020, see Notes 1 and 9 of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period, either of which may have a material impact on the presentation of our Consolidated Balance Sheets, Statements of Income (Loss), and Statements of Comprehensive Income (Loss). We also have other significant accounting policies which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information about these policies, see Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of December 31, 2020, the contract asset balance was $11.0 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. Deferred revenue is recognized when we have an obligation to transfer goods or services to a customer and have already received consideration from the customer. We generally expect to recognize our deferred revenue as revenue within twelve months of being recorded based on the terms of the contracts.

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

The goodwill balance at December 31, 2020, for our seven reporting units was as follows:

December 31, 2020
(In millions)
U.S. Information Solutions	1,286.7
Asia Pacific	1,566.8
Europe	165.1
Latin America	223.1
Canada	52.9
Global Consumer Solutions	190.5
Workforce Solutions	1,010.7
Total goodwill	$4,495.8

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

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital expenditures. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies or guideline transactions, if available. We believe the benchmark companies used for our Asia Pacific and Latin America reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our discussion of Competition in Item 1 of this Form 10-K. Competition for our Asia Pacific and Latin America reporting units generally includes global consumer credit reporting companies, such as Experian, which offer a product suite similar to the reporting unit's credit reporting solutions.

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

Given the small excess of fair value over carrying value for the Asia Pacific reporting unit, we believe that it is at risk of a possible future goodwill impairment. Although we experienced growth in this reporting unit for the three months ended December 31, 2020 in comparison to the estimates used in the 2020 goodwill impairment testing, the COVID-19 pandemic has had a substantial negative impact on our results over the last nine months of 2020. Avoidance of a future impairment will be dependent on continued economic recovery from the negative impact caused by COVID-19 in 2020 and our ability to execute on initiatives to grow revenue and manage expenses prudently. We will continue to monitor the performance of this reporting unit to ensure no interim indications of possible impairment have occurred before our next annual goodwill impairment assessment in September 2021.

Loss Contingencies

We are subject to various proceedings, lawsuits and claims arising in the normal course of our business. We determine whether to disclose and/or accrue for loss contingencies based on our assessment of whether the potential loss is estimable, probable, reasonably possible or remote.

In the third quarter of 2017, we announced a cybersecurity incident potentially impacting U.S., Canadian and U.K. consumers. As a result of the 2017 cybersecurity incident, we were subject to a significant number of proceedings and investigations as described in “Item 3. Legal Proceedings” in this Form 10-K. We recorded expenses, net of insurance recoveries, of $800.9 million in other current liabilities and selling, general, and administrative expenses in our Consolidated Statements of Income (Loss) for the twelve months ended December 31, 2019, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described in “Item 3. Legal Proceedings” in this Form 10-K.

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

We also use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We review our uncertain tax positions and adjust our unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our unrecognized tax benefits may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash. At December 31, 2020, $27.1 million was recorded for uncertain tax benefits, including interest and penalties, of which it is reasonably possible that up to $6.8 million of our unrecognized tax benefit may change within the next twelve months.

Effect if actual results differ from assumptions — Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to increases or decreases in income tax expense that could be material.

Pension and Other Postretirement Plans

We consider accounting for our U.S. and Canadian pension and other postretirement plans critical because management is required to make significant judgments about a number of actuarial assumptions, which include discount rates, expected return on plan assets, interest cost and mortality and retirement rates. Actuarial valuations are used in determining our benefit obligation and net periodic benefit cost.

In the fourth quarter of 2020, we voluntarily changed our method of accounting for recognizing actuarial gains and losses and expected return on plan assets for our defined benefit pension and other postretirement benefit plans. Under the accounting method change, remeasurement of projected benefit obligation and plan assets are immediately recognized in earnings through net periodic benefit cost within Other Income (Expense) on the Consolidated Statements of Income (Loss), with pension and postretirement plans to be remeasured annually in the fourth quarter or on an interim basis as triggering events require remeasurement. Refer to Note 1 of the Consolidated Financial Statements in Item 8 of this report for further discussion.

During 2020, we adopted the new MP-2020 mortality improvement scale in determining liability for the U.S. plans. The updated projection scale contributed to a slight decrease in the projected benefit obligation, partially offsetting the decrease in the discount rates in 2020, the net of which resulted in the increase of the projected benefit obligation as of December 31, 2020.

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

Judgments and uncertainties — We believe that the most significant assumptions related to our net periodic benefit cost are (1) the discount rate and (2) the expected return on plan assets offset by the actual return on assets, in each case as it relates to our U.S. pension plan. Our Canadian plan is not significant and the impact of changes in assumptions for that plan is not material.

We determine our discount rates primarily based on high-quality, fixed-income investments and yield-to-maturity analyses specific to our estimated future benefit payments available as of the measurement date. Discount rates are reset annually on the measurement date to reflect current market conditions. To determine the discount rate for our U.S. pension and postretirement benefit plans, we use a bond matching approach to select specific bonds that would satisfy our projected benefit payments. We believe the bond matching approach reflects the process we would employ to settle our pension and postretirement benefit obligations. For our Canadian plans we use a third-party yield curve to develop our discount rates. The yield curve provides discount rates related to a dedicated high-quality bond portfolio whose cash flows extend beyond the current period, from which we choose a rate matched to the expected benefit payments required for each plan. Taking into consideration the factors noted above, our weighted-average discount rate used to determine benefit obligations was 2.56% at December 31, 2020.

The weighted average expected return on plan assets for 2020 was 6.46%. The weighted average expected return on plan assets for 2021 is 4.65%. The expected return on plan assets was based on the Company's review of the asset allocation of the portfolio among various asset classes and represents an estimate of future experience for trust asset returns, reflects current and expected future market conditions along with recent changes to the asset allocations. The rate is net of investment and administrative expenses paid from the trust.

In 2019, the Compensation Committee of the Board of Directors approved the termination of the Canadian pension plan. The Canadian plan was frozen effective December 31, 2020 at which date we ceased accruing benefits for all active members. The obligation is expected to be settled in 2022 with lump sum distributions and an annuity purchase.

Under the new method of accounting for our pension and postretirement benefit plans, the market-related value of our assets will be equal to our fair value of plan assets and are remeasured in the fourth quarter with gains and losses recognized through the Consolidated Statements of Income. We do not expect our 2021 net periodic benefit income, which includes the effect of the market-related value of assets, to be materially different from our 2020 net periodic benefit income. See Note 9 of the Notes to the Consolidated Financial Statements in Item 8 of this report for details on changes in the pension benefit obligation and the fair value of plan assets.

Effect if actual results differ from assumptions — We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that are used in our actuarial valuations.

The effects of a hypothetical change in discount rate may be nonlinear and asymmetrical for future years as the discount rate changes. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2020 discount rate assumption would have the following estimated effects on 2020 pension and other postretirement benefit plan obligations, which would be reflected in the 2020 mark-to-market expense (benefit), and 2021 expected pension and other postretirement benefit plan expense.

	25 Basis Point Decrease	25 Basis Point Increase
	(In millions)
2021 pension and other postretirement benefit (benefit) expense	$(1.3)	$1.2
2020 pension and other postretirement benefit plan obligations and mark-to-market expense (benefit)	$20.6	$(21.7)

Holding all other assumptions constant, an increase or decrease of 25 basis points in our December 31, 2020 expected return on plan assets would have the following estimated effects on 2021 expected pension and other postretirement benefit plan expense.

	25 Basis Point Decrease	25 Basis Point Increase
	(In millions)
2021 pension and other postretirement benefit expense (benefit)	$1.6	$(1.6)

In addition, holding all other assumptions constant, an increase or decrease of 100 basis points in actual versus expected return on plan assets would have the following estimated effects on our 2021 mark-to-market expense (benefit).

	100 Basis Point Decrease	100 Basis Point Increase
	(In millions)
2021 pension and other postretirement benefit mark-to-market expense (benefit)	$6.4	$(6.4)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to market risk, primarily from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial position. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments, such as interest rate swaps, to hedge certain of these exposures. We use derivative financial instruments as risk management tools and not for speculative or trading purposes.

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

We are required to translate, or express in U.S. dollars, the assets and liabilities of our foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on our Consolidated Balance Sheets and income statement items of our foreign subsidiaries at the average rates prevailing during the year. We record the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature within other comprehensive income, as a component of our shareholders’ equity. Foreign currency transaction gains and losses, which have historically been immaterial, are recorded on our Consolidated Statements of Income (Loss). We generally do not mitigate the risks associated with fluctuating exchange rates, although we may from time to time through forward contracts or other derivative instruments hedge a portion of our translational foreign currency exposure or exchange rate risks associated with material transactions which are denominated in a foreign currency.

For the year ended December 31, 2020, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2020 would have increased our revenue by $50.7 million and our pre-tax operating profit by $6.2 million. For the year ended December 31, 2019, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2019 would have increased our revenue by $54.8 million and our pre-tax operating profit by $10.2 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2020 and 2019.

On average across our mix of international businesses, foreign currencies at December 31, 2020 were weaker against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2019. As a result, if foreign exchange rates were unchanged throughout 2020, foreign exchange translation would reduce growth as reported in U.S. dollars. As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2021, and rates could go either higher or lower.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate commercial paper, Revolver, and Floating Rate Notes borrowings. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and floating-rate debt, and the average life and scheduled maturities of our debt. At December 31, 2020, our weighted average cost of debt was 3.5% and weighted-average life of debt was 4.5 years. At December 31, 2020, 93% of our debt was fixed rate and the remaining 7% was variable rate. Occasionally we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2020 interest expense by $3.0 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	60
Report of Independent Registered Public Accounting Firm	61
Consolidated Statements of Income (Loss) for each of the three years in the period ended December 31, 2020	63
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2020	64
Consolidated Balance Sheets at December 31, 2020 and 2019	65
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020	66
Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Loss for each of the three years in the period ended December 31, 2020	67
Notes to Consolidated Financial Statements	69

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Equifax Inc.

Opinion on Internal Control over Financial Reporting

We have audited Equifax Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (the COSO criteria). In our opinion, Equifax Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and shareholders’ equity and accumulated other comprehensive loss for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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
February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Equifax Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Equifax Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and shareholders’ equity and accumulated other comprehensive loss for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for actuarial gains and losses and the calculation of expected return on plan assets related to all of its pension and other postretirement benefit plans during the year ended December 31, 2020. The Company adopted this change on a retrospective basis.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which they relate.

Goodwill impairment test for the Asia Pacific reporting unit
Description of the Matter	At December 31, 2020, the Company’s goodwill was $4.5 billion and the goodwill attributed to the Asia Pacific reporting unit was $1.6 billion. As discussed in Note 4 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. The Company determined that a quantitative impairment test was required for the Asia Pacific reporting unit, therefore the Company determined the relative fair value of this reporting unit as of September 30, 2020, the annual goodwill impairment testing date.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to quantitatively test the Company’s Asia Pacific reporting unit’s goodwill balance for impairment including among others, controls related to management’s review of the significant assumptions described above and the resulting relative fair value for the Asia Pacific reporting unit.

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

Atlanta, Georgia
February 25, 2021

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Twelve Months Ended December 31,
	2020	2019	2018
(In millions, except per share amounts)		Revised	Revised
Operating revenue	$4,127.5	$3,507.6	$3,412.1
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	1,737.4	1,521.7	1,440.4
Selling, general and administrative expenses	1,322.5	1,990.2	1,213.3
Depreciation and amortization	391.0	331.1	310.4
Total operating expenses	3,450.9	3,843.0	2,964.1
Operating income (loss)	676.6	(335.4)	448.0
Interest expense	(141.6)	(111.7)	(103.5)
Other income, net	150.2	33.3	25.9
Consolidated income (loss) before income taxes	685.2	(413.8)	370.4
(Provision from) benefit for income taxes	(159.0)	35.7	(53.4)
Consolidated net income (loss)	526.2	(378.1)	317.0
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(6.1)	(6.0)	(6.5)
Net income (loss) attributable to Equifax	$520.1	$(384.1)	$310.5
Basic earnings per common share:
Net income (loss) attributable to Equifax	$4.28	$(3.18)	$2.58
Weighted-average shares used in computing basic earnings per share	121.5	120.9	120.4
Diluted earnings per common share:
Net income (loss) attributable to Equifax	$4.24	$(3.15)	$2.56
Weighted-average shares used in computing diluted earnings per share	122.8	122.0	121.4
Dividends per common share	$1.56	$1.56	$1.56

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended December 31,
	2020			2019			2018
				Revised			Revised
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income (loss)	$520.1	$6.1	$526.2	$(384.1)	$6.0	$(378.1)	$310.5	$6.5	$317.0
Other comprehensive income (loss):
Foreign currency translation adjustment	184.0	1.2	185.2	(24.4)	(0.5)	(24.9)	(224.7)	5.8	(218.9)
Change in unrecognized prior service cost and actuarial (losses) gains related to our pension and other postretirement benefit plans, net	(1.1)	—	(1.1)	4.3	—	4.3	302.2	—	302.2
Change in cumulative gain from cash flow hedging transactions, net	0.1	—	0.1	0.1	—	0.1	—	—	—
Comprehensive income (loss)	$703.1	$7.3	$710.4	$(404.1)	$5.5	$(398.6)	$388.0	$12.3	$400.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
(In millions, except par values)		Revised
ASSETS
Current assets:
Cash and cash equivalents	$1,684.6	$401.3
Trade accounts receivable, net of allowance for doubtful accounts of $12.9 and $11.2 at December 31, 2020 and 2019, respectively	630.6	532.1
Prepaid expenses	104.1	88.1
Other current assets	59.0	187.9
Total current assets	2,478.3	1,209.4
Property and equipment:
Capitalized internal-use software and system costs	1,374.5	979.4
Data processing equipment and furniture	299.9	325.1
Land, buildings and improvements	239.1	236.3
Total property and equipment	1,913.5	1,540.8
Less accumulated depreciation and amortization	(774.1)	(593.2)
Total property and equipment, net	1,139.4	947.6

Goodwill	4,495.8	4,308.3
Indefinite-lived intangible assets	94.9	94.9
Purchased intangible assets, net	997.8	1,044.6
Other assets, net	405.6	304.2
Total assets	$9,611.8	$7,909.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$1,101.1	$3.1
Accounts payable	159.1	148.3
Accrued expenses	251.8	163.5
Accrued salaries and bonuses	250.3	156.1
Deferred revenue	108.3	104.0
Other current liabilities	612.5	784.1
Total current liabilities	2,483.1	1,359.1
Long-term debt	3,277.3	3,379.5
Deferred income tax liabilities, net	332.3	248.0
Long-term pension and other postretirement benefit liabilities	130.7	118.9
Other long-term liabilities	178.1	180.6
Total liabilities	6,401.5	5,286.1
Commitments and Contingencies (see Note 6)
Equifax shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at December 31, 2020 and 2019; Outstanding shares - 121.8 and 121.2 at December 31, 2020 and 2019, respectively	236.6	236.6
Paid-in capital	1,470.7	1,405.1
Retained earnings	4,185.4	3,854.6
Accumulated other comprehensive loss	(171.4)	(354.4)
Treasury stock, at cost, 66.9 shares and 67.5 shares at December 31, 2020 and 2019, respectively	(2,547.0)	(2,557.4)
Stock held by employee benefits trusts, at cost, 0.6 shares at December 31, 2020 and 2019, respectively	(5.9)	(5.9)
Total Equifax shareholders’ equity	3,168.4	2,578.6
Noncontrolling interests including redeemable noncontrolling interests	41.9	44.3
Total shareholders’ equity	3,210.3	2,622.9
Total liabilities and equity	$9,611.8	$7,909.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2020	2019	2018
(In millions)		Revised	Revised
Operating activities:
Consolidated net income (loss)	$526.2	$(378.1)	$317.0
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	399.3	337.3	315.9
Stock-based compensation expense	54.7	49.7	42.5
Deferred income taxes	66.5	(82.7)	1.3
Gain on fair market value adjustment of equity investments	(149.5)	—	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(93.7)	(61.3)	(37.4)
Other assets, current and long-term	35.8	(78.8)	(15.4)
Current and long-term liabilities, excluding debt	106.9	527.7	48.3
Cash provided by operating activities	946.2	313.8	672.2
Investing activities:
Capital expenditures	(421.3)	(399.6)	(321.9)
Acquisitions, net of cash acquired	(61.4)	(272.9)	(138.3)
Cash received from sale of asset	—	—	5.6
Investment in unconsolidated affiliates, net	(10.0)	(25.0)	(6.9)
Cash used in investing activities	(492.7)	(697.5)	(461.5)
Financing activities:
Net short-term repayments	(0.7)	(1.8)	(959.2)
Payments on long-term debt	(125.0)	(250.0)	(100.0)
Proceeds from issuance of long-term debt	1,123.3	998.3	994.5
Dividends paid to Equifax shareholders	(189.5)	(188.7)	(187.9)
Dividends paid to noncontrolling interests	(4.6)	(6.6)	(10.3)
Proceeds from exercise of stock options and employee stock purchase plan	41.7	22.3	11.8
Payment of taxes related to settlement of equity awards	(15.9)	(10.5)	(19.7)
Payment of contingent consideration	—	—	(1.5)
Purchase of redeemable noncontrolling interests	(9.0)	—	(30.9)
Debt issuance costs	(9.8)	(5.1)	(7.8)
Other	0.3	—	—
Cash provided by (used in) financing activities	810.8	557.9	(311.0)
Effect of foreign currency exchange rates on cash and cash equivalents	19.0	3.5	(12.5)
Increase (decrease) in cash and cash equivalents	1,283.3	177.7	(112.8)
Cash and cash equivalents, beginning of period	401.3	223.6	336.4
Cash and cash equivalents, end of period	$1,684.6	$401.3	$223.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

	Equifax Shareholders
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Stock Held By Employee Benefits Trusts	Noncontrolling Interests	Total Shareholders’ Equity
	Shares Outstanding	Amount
	(In millions, except per share values)
Balance, December 31, 2017	120.1	$236.6	$1,332.7	$4,600.6	$(412.0)	$(2,577.6)	$(5.9)	$64.6	$3,239.0

Net income	—	—	—	310.5	—	—	—	6.5	317.0
Other comprehensive (loss) income	—	—	—	—	(218.1)	—	—	5.8	(212.3)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.5	—	(14.0)	—	—	6.6	—	—	(7.4)
Cash dividends ($1.56 per share)	—	—	—	(188.8)	—	—	—	—	(188.8)
Dividends paid to employee benefits trusts	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation expense	—	—	42.5	—	—	—	—	—	42.5
Cumulative adjustment from change in accounting principle	—	—	—	(298.4)	302.6	—	—	—	4.2
Redeemable noncontrolling interest adjustment	—	—	—	2.0	—	—	—	(2.0)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(10.3)	(10.3)
Purchase of noncontrolling interests	—	—	(5.5)	—	(7.0)	—	—	(16.7)	(29.2)
Balance, December 31, 2018 (Revised)	120.6	236.6	1,356.6	4,425.9	(334.5)	(2,571.0)	(5.9)	47.9	3,155.6

Net (loss) income	—	—	—	(384.1)	—	—	—	6.0	(378.1)
Other comprehensive loss	—	—	—	—	(19.9)	—	—	(0.5)	(20.4)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.6	—	(2.1)	—	—	13.6	—	—	11.5
Cash dividends ($1.56 per share)	—	—	—	(189.6)	—	—	—	—	(189.6)
Dividends paid to employee benefits trusts	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation expense	—	—	49.7	—	—	—	—	—	49.7
Redeemable noncontrolling interest adjustment	—	—	—	2.4	—	—	—	(2.5)	(0.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(6.6)	(6.6)
Balance, December 31, 2019 (Revised)	121.2	236.6	1,405.1	3,854.6	(354.4)	(2,557.4)	(5.9)	44.3	2,622.9

Net income	—	—	—	520.1	—	—	—	6.1	526.2
Other comprehensive income	—	—	—	—	183.0	—	—	1.2	184.2
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.6	—	15.0	—	—	10.4	—	—	25.4
Cash dividends ($1.56 per share)	—	—	—	(190.5)	—	—	—	—	(190.5)
Dividends paid to employee benefits trusts	—	—	1.0	—	—	—	—	—	1.0
Stock-based compensation expense	—	—	54.7	—	—	—	—	—	54.7
Cumulative adjustment from change in accounting principle	—	—	—	(0.4)	—	—	—	—	(0.4)
Redeemable noncontrolling interest adjustment	—	—	—	1.5	—	—	—	(1.5)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.6)	(4.6)
Purchases of redeemable noncontrolling interests	—	—	(5.1)	—	—	—	—	(3.9)	(9.0)
Other	—	—	—	0.1	—	—	—	0.3	0.4
Balance, December 31, 2020	121.8	$236.6	$1,470.7	$4,185.4	$(171.4)	$(2,547.0)	$(5.9)	$41.9	$3,210.3
*At December 31, 2020, $590.1 million was authorized for future repurchases of our common stock.
 See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2020	2019	2018
		Revised	Revised
	(In millions)
Foreign currency translation	$(168.4)	$(352.4)	$(328.1)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $(0.5), $(0.2) and $(1.6) in 2020, 2019 and 2018, respectively	(2.0)	(0.9)	(5.2)
Cash flow hedging transactions, net of tax of $0.7 in 2020, 2019 and 2018, respectively	(1.0)	(1.1)	(1.2)
Accumulated other comprehensive loss	$(171.4)	$(354.4)	$(334.5)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2020, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and the United Arab Emirates and have an investment in a consumer and commercial credit information company in Brazil.

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

Segments.  We manage our business and report our financial results through the following four reportable segments, which are our operating segments:

•U.S. Information Solutions, or USIS

•Workforce Solutions

•International

•Global Consumer Solutions

USIS is our largest reportable segment, with 36% of total operating revenue for 2020. Our most significant foreign operations are located in Australia, the U.K. and Canada.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of December 31, 2020, the contract asset balance was $11.0 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. Deferred revenue is recognized when we have an obligation to transfer goods or services to a customer and have already received consideration from the customer. We generally expect to recognize our deferred revenue as revenue within twelve months of being recorded based on the terms of the contracts.

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than 1 year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of December 31, 2020, inclusive of the foreign exchange impact:

Performance Obligation	Balance
(In millions)
Less than 1 year	$33.9
1 to 3 years	31.6
3 to 5 years	21.2
Thereafter	43.9
Total remaining performance obligation	$130.6

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

Advertising.  Advertising costs, which are expensed as incurred, totaled $59.0 million, $51.9 million and $43.1 million during 2020, 2019 and 2018, respectively.

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

We record tax benefits for positions that we believe are more likely than not of being sustained under audit examinations. We assess the potential outcome of such examinations to determine the adequacy of our income tax accruals. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income (Loss). We adjust our income tax provision during the period in which we determine that the actual results of the examinations may differ from our estimates or when statutory terms expire. Changes in tax laws and rates are reflected in our income tax provision in the period in which they are enacted.

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

	Twelve Months Ended December 31,
	2020	2019	2018
	(In millions)
Weighted-average shares outstanding (basic)	121.5	120.9	120.4
Effect of dilutive securities:
Stock options and restricted stock units	1.3	1.1	1.0
Weighted-average shares outstanding (diluted)	122.8	122.0	121.4

For the twelve months ended December 31, 2020, 2019 and 2018, 0.4 million, 1.1 million and 0.7 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

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

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income (Loss). Below is a rollforward of our allowance for doubtful accounts for the twelve months ended December 31, 2020 and 2019:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 30,
	2020	2019
	(In millions)
Allowance for doubtful accounts, beginning of period	$11.2	$10.9
Current period bad debt expense	6.3	5.4
Write-offs, net of recoveries	(4.6)	(5.1)
Allowance for doubtful accounts, end of period	$12.9	$11.2

Other Current Assets.  Other current assets on our Consolidated Balance Sheets included directors and officers liability insurance receivable for costs incurred to date related to the 2017 cybersecurity incident that are reimbursable and probable for recovery under our insurance coverage. As of December 31, 2019, the insurance receivable balance was approximately $112.4 million and we had accrued for the maximum remaining reimbursement amount allowed under the insurance policy. As of December 31, 2020 all amounts outstanding had been collected and the Company had no insurance receivables outstanding. Other current assets also include certain current tax receivable accounts. As of December 31, 2020 and 2019, these assets were approximately $21.3 million and $35.6 million, respectively. Additionally, other current assets include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of December 31, 2020 and 2019 these assets were approximately $25.1 million and $29.3 million, respectively, with fully offsetting balances in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Long-Lived Assets.  Property and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions is capitalized. Property and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives, which are generally three to ten years for data processing equipment and capitalized internal-use software and systems costs. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Buildings are depreciated over a forty-year period. Other fixed assets are depreciated over three to seven years. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized and included in income from operations on the Consolidated Statements of Income (Loss), with the classification of any gain or loss dependent on the characteristics of the asset sold or retired.

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

Depreciation and amortization expense related to property and equipment was $249.3 million, $191.0 million and $157.6 million during the twelve months ended December 31, 2020, 2019, and 2018, respectively.

Industrial Revenue Bonds.  Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $156.4 million as of December 31, 2020 and 2019 to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In analyzing goodwill for potential impairment in the quantitative impairment test, we use a combination of the income and market approaches to estimate the reporting unit’s fair value. Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before interest, income taxes, depreciation and amortization for benchmark companies. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its fair value.

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

We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during the twelve months ended December 31, 2020, 2019 and 2018, and we determined that there was no impairment in any of these years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset	Useful Life
(In years)
Purchased data files	15
Acquired software and technology	1 to 10
Non-compete agreements	5
Proprietary database	6 to 13
Customer relationships	7 to 25
Trade names	2 to 15

Other Assets. Other assets on our Consolidated Balance Sheets primarily represents our investment in unconsolidated affiliates, the long-term portion of the Company’s operating lease right-of-use assets, assets related to life insurance policies covering certain officers of the Company, and employee benefit trust assets.

Equity Investment. We record our equity investment in Brazil within Other Assets using the measurement method of cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions. As the fair value of the investment has not historically been readily determinable, our investment has been recorded at cost, less impairment. On September 30, 2020, the company in which we are invested in Brazil underwent an initial public offering and began to trade publicly in Brazil. The carrying value of the investment has been adjusted to $127.7 million based on observable Level 1 inputs as of December 31, 2020, resulting in an unrealized gain of $116.6 million for the twelve months December 31, 2020. All unrealized gains or losses on the investment are recorded in Other Income (Expense), Net within the Consolidated Statements of Income (Loss).

Other Current Liabilities.  Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 6, interest expense, and accrued employee benefits. Other current liabilities includes accrued legal expense of $379.7 million and $589.0 million as of December 31, 2020 and 2019, respectively. The accrued legal balance primarily consists of $355.2 million and $563.9 million accruals for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident that have not been paid as of December 31, 2020 and 2019, respectively. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. These funds were approximately $25.1 million and $29.3 million as of December 31, 2020 and 2019, respectively. The associated assets are restricted as to their current use and will be released according to the specific customer agreements.

Benefit Plans.  We sponsor various pension and defined contribution plans. We also maintain certain healthcare and life insurance benefit plans for eligible retired U.S. employees. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other postretirement plans is determined using several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets. The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. In the fourth quarter of 2020, we voluntarily changed our method of accounting for recognizing actuarial gains and losses and expected return on plan assets for our defined benefit pension and other postretirement benefit plans, as further described below. Our Consolidated Balance Sheets reflect the funded status of the pension and other postretirement plans.

Foreign Currency Translation.  The functional currency of each of our foreign operating subsidiaries is that subsidiary’s local currency except for Argentina. Argentina has experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we accounted for Argentina as a highly inflationary economy by remeasuring the peso denominated monetary assets and liabilities which resulted in the recognition of $0.5 million, $1.0 million and $1.8 million of foreign currency losses that were recorded in other income, net in our Consolidated Statements of Income (Loss) for the twelve months ended December 31, 2020, 2019 and 2018, respectively.

Other than Argentina, we translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange and revenue and expenses at the monthly average rates during the year. We record the resulting translation adjustment in other comprehensive loss, included in accumulated other comprehensive loss, a component of shareholders’ equity. We also record gains and losses resulting from the translation of intercompany balances of a long-term investment nature in foreign currency

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
translation in other comprehensive loss and accumulated other comprehensive loss. In the years ended December 31, 2020, 2019 and 2018, we recorded $7.5 million, $3.0 million and $1.6 million of foreign currency transaction losses in our Consolidated Statements of Income (Loss), respectively.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of December 31, 2020 and 2019, the fair value of our long-term debt, including the current portion, based on observable inputs was $4.8 billion and $3.6 billion, respectively, compared to its carrying value of $4.4 billion and $3.4 billion, respectively.

Fair Value Measurements.  Fair value is determined based on the assumptions marketplace participants use in pricing an asset or liability. We use a three level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data and unobservable data (e.g., a company’s own data).

The following table presents assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets and Liabilities:
Deferred Compensation Plan Assets (1)	$42.3	$42.3	$—	$—
Deferred Compensation Plan Liability (1)	(42.3)	—	(42.3)	—
Total assets and liabilities	$—	$42.3	$(42.3)	$—

(1)    We maintain deferred compensation plans that allow for certain management employees to defer the receipt of compensation (such as salary and incentive compensation) until a later date based on the terms of the plans. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections. The asset consists of mutual funds reflective of the participants investment selections and is valued at daily quoted market prices.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. As disclosed in Note 3, we completed various acquisitions during the years ended December 31, 2020 and 2019. The values of net assets acquired were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of definite-lived intangible assets acquired in these acquisitions were estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations.

Variable Interest Entities.  We hold interests in certain entities, including credit data, information solutions, debt collections and recovery management ventures and an identity authentication company, that are considered variable interest entities, or VIEs. These variable interests relate to ownership interests that require financial support for these entities. Our investments related to these VIEs totaled $26.8 million at December 31, 2020, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 6. We are not the primary beneficiary and are not required to consolidate any of these VIEs, with the exception of a debt collections and recovery management venture, for which we meet the consolidation criteria under ASC 810. In regards to that consolidated VIE, we have a 75% equity ownership interest and control of the activities that most significantly impact the VIE’s economic performance. The assets and liabilities of the VIE for which we are the primary beneficiary were not significant to the Company’s consolidated financial statements.

In evaluating whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Adoption of New Accounting Standards. In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. As of January 1, 2020, we adopted the standard. The adoption of the standard did not have a material impact on our consolidated financial statements with the most significant impact being the increase in allowance for doubtful accounts related to our trade accounts receivable. The adoption adjustment was recorded to Retained Earnings, as seen in the Consolidated Statements of Changes in Equity.

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

In August 2018, the FASB issued ASU No. 2018-14 “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” which requires minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. We have updated our disclosures in Note 9 to conform with the standard.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Change in Accounting Principle. In the fourth quarter of 2020, we voluntarily changed our method of accounting for recognizing actuarial gains and losses and expected return on plan assets for our defined benefit pension and other postretirement benefit plans. Under the accounting method change, remeasurement of projected benefit obligation and plan assets are immediately recognized in earnings through net periodic benefit cost within Other Income (Expense) on the Consolidated Statements of Income (Loss), with pension and postretirement plans to be remeasured annually in the fourth quarter or on an interim basis as triggering events require remeasurement. In addition, we changed our accounting for measuring the market-related value of plan assets from a calculated amount to fair value, no longer recognizing the difference between expected return on assets and actual return on assets over a five year period. Prior to this accounting method change, unrecognized actuarial gains and losses were included in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet and were amortized into earnings over the average remaining service period of active employees expected to receive benefits under the plan. We also determined the market-related value of plan assets based on a calculated market adjustment to reflect investment gains and losses during each of the last five years, with differences between expected and actual return on plan assets recognized at a rate of 20% per year. While the historical accounting principle was acceptable, we believe that the current accounting policies provide a better representation of the operating results of the Company and the economic performance of plan assets in relation to the measurement of its benefit obligations for the period. The changes in accounting will more clearly reflect the current period impact of the Company’s pension asset investment strategy to readers of the financial statements.

This change has been applied on a retrospective basis for all prior years presented. As of January 1, 2018, the cumulative effect of this change resulted in a $302.6 million decrease to retained earnings and a corresponding $302.6 million decrease to Accumulated Other Comprehensive Loss. The impact of the change in accounting principle on current and prior period financial information is detailed further in Notes 14 and 15.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. REVENUE

Revenue Recognition. Based on the information management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Twelve Months Ended December 31,			Change		Change
				2020	2019	2019	2018
Consolidated Operating Revenue	2020	2019	2018	$	%	$	%
	(In millions)
Online Information Solutions	$1,067.7	$924.1	$877.5	$143.6	16%	$46.6	5%
Mortgage Solutions	199.8	$136.9	153.6	62.9	46%	(16.7)	(11)%
Financial Marketing Services	215.0	$216.4	216.2	(1.4)	(1)%	0.2	—%
Total U.S. Information Solutions	1,482.5	1,277.4	1,247.3	205.1	16%	30.1	2%
Verification Services	1,103.2	700.1	567.0	403.1	58%	133.1	23%
Employer Services	334.7	249.6	259.8	85.1	34%	(10.2)	(4)%
Total Workforce Solutions	1,437.9	949.7	826.8	488.2	51%	122.9	15%
Asia Pacific	296.5	300.1	325.6	(3.6)	(1)%	(25.5)	(8)%
Europe	255.7	275.6	287.3	(19.9)	(7)%	(11.7)	(4)%
Latin America	160.3	190.5	206.6	(30.2)	(16)%	(16.1)	(8)%
Canada	149.6	154.4	146.7	(4.8)	(3)%	7.7	5%
Total International	862.1	920.6	966.2	(58.5)	(6)%	(45.6)	(5)%
Global Consumer Solutions	345.0	359.9	371.8	(14.9)	(4)%	(11.9)	(3)%
Total operating revenue	$4,127.5	$3,507.6	$3,412.1	$619.9	18%	$95.5	3%

3. ACQUISITIONS AND INVESTMENTS

2020 Acquisitions and Investments. In February 2020, we acquired the remaining 40.6% interest in our India joint venture. In 2020, the Company also completed an acquisition in our USIS segment to expand the Company's product offerings. We have completed the allocation of the purchase prices for the 2020 acquisitions.

2019 Acquisitions and Investments. In April 2019, the Company completed the acquisition of 100% of Knowledge Works, Inc., d/b/a PayNet, Inc. (“PayNet”), a commercial data and analytics company, in our USIS and International segments to expand the Company’s product offerings. In 2019, the Company completed various acquisitions in our Workforce Solutions segment to expand the Company’s product offerings. We have completed the allocation of the purchase prices for the 2019 acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Price Allocation.  The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates during 2020 and 2019.

	December 31,
	2020 (3)	2019
	(In millions)
Cash	$9.7	$5.5
Accounts receivable and other current assets	2.5	5.5
Other assets	2.7	1.5
Identifiable intangible assets (1)	59.5	92.0
Goodwill (2)	58.3	197.4
Total assets acquired	132.7	301.9
Other current liabilities	(6.4)	(5.1)
Other liabilities	(15.0)	(18.4)
Net assets acquired	$111.3	$278.4

(1)Identifiable intangible assets are further disaggregated in the following table.
(2)The goodwill related to the 2020 acquisitions were recognized in the International and USIS operating segments. The goodwill related to the International and USIS acquisitions in 2020 are not deductible for tax purposes. The goodwill related to PayNet is included in the USIS and International operating segments and the goodwill related to the other 2019 acquisitions is included in the Workforce Solutions operating segment. The goodwill related to PayNet and the Workforce Solutions acquisitions in 2019 are not deductible for tax purposes.
(3)The above reflects the total net assets recorded from the purchase of the remaining interest of the India joint venture, inclusive of the gain due to remeasurement of the prior equity interest.

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

	December 31,
	2020		2019
Intangible asset category	Fair value	Weighted-average useful life	Fair value	Weighted-average useful life
	(in millions)	(in years)	(in millions)	(in years)
Customer relationships	$10.6	10.0	$17.1	9.9
Acquired software and technology	0.3	3.0	—	0.0
Proprietary database	48.2	12.3	68.6	6.9
Non-compete agreements	0.1	5.0	4.0	5.0
Trade names and other intangible assets	0.3	2.0	2.3	4.5
Total acquired intangibles	$59.5	11.7	$92.0	7.3

 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.  Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30 each year. The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with the Company’s methodology. Our annual impairment tests as of September 30, 2020, 2019 and 2018 resulted in no impairment of goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2020, we acquired the remaining interest in our India joint venture whose goodwill was allocated to the International operating segment, and an acquisition for which the acquired goodwill was allocated to the USIS operating segment.

During 2019, we completed the acquisition of PayNet whose goodwill was allocated to the USIS and International operating segments, and various other acquisitions for which the acquired goodwill was allocated to the Workforce Solutions operating segment.

Changes in the amount of goodwill for the twelve months ended December 31, 2020 and 2019, are as follows:

	U.S. Information Solutions	International	Workforce Solutions	Global Consumer Solutions	Total
	(In millions)
Balance, December 31, 2018	$1,128.9	$1,844.7	$970.2	$185.9	$4,129.7
Acquisitions	153.7	2.1	40.1	—	195.9
Adjustments to initial purchase price allocation	(1.9)	3.1	0.1	—	1.3
Foreign currency translation	—	(20.7)	—	2.1	(18.6)
Balance, December 31, 2019	1,280.7	1,829.2	1,010.4	188.0	4,308.3
Acquisitions	6.0	52.3	—	—	58.3
Adjustments to initial purchase price allocation	—	—	0.3	—	0.3
Foreign currency translation	—	126.4	—	2.5	128.9
Balance, December 31, 2020	$1,286.7	$2,007.9	$1,010.7	$190.5	$4,495.8

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our 2020 annual impairment test completed during the third quarter of 2020 resulted in no impairment of indefinite-lived intangible assets.

Amount
(In millions)
Balance, December 31, 2018	$94.8
Foreign currency translation	0.1
Balance, December 31, 2019	$94.9
Foreign currency translation	—
Balance, December 31, 2020	$94.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchased Intangible Assets.  Purchased intangible assets, net, recorded on our Consolidated Balance Sheets at December 31, 2020 and 2019, are as follows:

	December 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$913.7	$(399.2)	$514.5	$904.0	$(351.8)	$552.2
Acquired software and technology	115.3	(106.6)	8.7	110.1	(84.0)	26.1
Customer relationships	680.1	(331.4)	348.7	673.0	(305.1)	367.9
Reacquired rights	—	—	—	—	—	—
Proprietary database	148.6	(30.7)	117.9	108.3	(20.9)	87.4
Non-compete agreements	6.5	(3.5)	3.0	7.8	(3.5)	4.3
Trade names and other intangible assets	14.4	(9.4)	5.0	17.3	(10.6)	6.7
Total definite-lived intangible assets	$1,878.6	$(880.8)	$997.8	$1,820.5	$(775.9)	$1,044.6

Amortization expense related to purchased intangible assets was $141.8 million, $140.1 million, and $152.8 million during the twelve months ended December 31, 2020, 2019, and 2018, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2020 is as follows:

Years ending December 31,	Amount
(In millions)
2021	$130.9
2022	124.8
2023	123.2
2024	114.6
2025	114.1
Thereafter	390.2
$997.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. DEBT

Debt outstanding at December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
	(In millions)
Notes, 2.30%, due June 2021	$500.0	$500.0
Notes, 3.60%, due Aug 2021	300.0	300.0
Notes, Floating Rate, due Aug 2021	300.0	300.0
Notes, 3.30%, due Dec 2022	500.0	500.0
Notes, 3.95%, due May 2023	400.0	400.0
Notes, 2.60%, due December 2024	750.0	750.0
Notes, 2.60%, due December 2025	400.0	—
Notes, 3.25%, due June 2026	275.0	275.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 3.1%, due May 2030	600.0	—
Notes, 7.00%, due July 2037	250.0	250.0
Other	2.2	3.1
Total debt	4,402.2	3,403.1
Less short-term debt and current maturities	(1,101.1)	(3.1)
Less unamortized discounts and debt issuance costs	(23.8)	(20.5)
Total long-term debt, net of discount	$3,277.3	$3,379.5

Scheduled future maturities of debt at December 31, 2020, are as follows:

Years ending December 31,	Amount
(In millions)
2021	$1,101.1
2022	500.0
2023	401.1
2024	750.0
2025	400.0
Thereafter	1,250.0
Total debt	$4,402.2

2.6% and 3.1% Senior Notes. On April 22, 2020, we issued $400.0 million aggregate principal amount of 2.6% five-year Senior Notes due 2025 (the "2025 Notes") and $600.0 million aggregate principal amount of 3.1% ten-year Senior Notes due 2030 (the "2030 Notes") in an underwritten public offering. Interest on the 2025 Notes accrues at a rate of 2.6% per year and is payable semi-annually in arrears on June 15 and December 15 of each year. Interest on the 2030 Notes accrues at a rate of 3.1% per year and is payable semi-annually in arrears on May 15 and November 15 of each year. The net proceeds of the sale of the notes were used to repay borrowings under our Receivables Facility and Revolver, while the remaining funds are intended for general corporate purposes, which may include the repayment of a portion of the 2021 debt maturities. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2025 Notes and 2030 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

2.6% Senior Notes. On November 15, 2019, we issued $750.0 million aggregate principal amount of 2.6% five-year Senior Notes due 2024 (the “2024 Notes”) in an underwritten public offering. Interest on the 2024 Notes accrue at a rate of 2.6% per year and will be payable semi-annually in arrears on June 1 and December 1 of each year of each year. The net proceeds of the sale of the notes were used to repay borrowings under our Receivables Facility and our Commercial Paper program and for general corporate purposes. We must comply with various non-financial covenants, including certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2024 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

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

Senior Credit Facility. In September 2018, the Company entered into a $1.1 billion five-year unsecured revolving credit facility with a group of financial institutions, which will mature in September 2023 (the “Revolver”). The Revolver replaced the Company’s previous $900 million unsecured revolving credit facility that was scheduled to mature in November 2020. Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.6 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. As of December 31, 2020, there were $0.7 million of letters of credit issued under the Revolver, no borrowings on the Revolver, and no commercial paper borrowings. Availability under the Revolver was $1.1 billion at December 31, 2020.

Under the Revolver, the Company must comply with various financial and non-financial covenants. The financial covenants require the Company to maintain a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA (as set forth in the applicable credit agreement) for the preceding four quarters, of not more than 3.5 to 1.0. The Company may, subject to the terms of the Revolver, increase the covenant by 0.5 (i.e. to 4.0 to 1.0) for a four consecutive fiscal quarter period following a material acquisition. On April 10, 2020, we amended our existing revolving credit facility to increase the maximum leverage ratio to provide additional financial flexibility. The amendment increases the maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA for the preceding four quarters, to (i) 4.5 to 1.0 for fiscal quarters ending on June 30, 2020 through and including September 30, 2021 and (ii) 4.0 to 1.0 for the fiscal quarter ending on December 31, 2021. The maximum leverage ratio will return to 3.5 to 1.0 beginning with the fiscal quarter ending March 31, 2022 and thereafter. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, subsidiary debt, mergers, liquidations, asset dispositions, acquisitions, certain restricted payments, transactions with affiliates, certain accounting changes, restricting subsidiary dividends and distributions, hedging agreements, and certain government regulations. As of December 31, 2020, we were in compliance with our covenants under the Revolver. Our borrowings under these facilities, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

At December 31, 2020, interest was payable on borrowings under the Revolver at the base rate or London Interbank Offered Rate, or LIBOR, plus a specified margin. The Company is required to pay on a quarterly basis a commitment fee with respect to our Revolver, which is calculated based upon the amount of daily usage of the Revolver over the available aggregate lender commitments thereunder during the applicable quarterly period. Both the applicable interest rate and the commitment fee are subject to adjustment based on the Company’s debt ratings.

Commercial Paper Program.  In the second quarter of 2019, we increased our CP program to $1.1 billion. Our CP program has been established through the private placement of CP notes from time to time, in which borrowings bear interest at either a variable rate (based on LIBOR or other benchmarks) or a fixed rate, with the applicable rate and margin. Maturities of CP can range from overnight to 397 days. Because the CP program is backstopped by the Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued under the facility and, pursuant to our existing Board of Directors authorization, by the outstanding borrowings under our Revolver. At December 31, 2020, there were no CP notes outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Receivables Funding Facility. In the fourth quarter of 2017, Equifax entered a $225.0 million receivables funding facility (the “Receivables Facility”) which had an original maturity in 2019 and was amended in December 2019 to extend the maturity to December 2022. Under the Receivables Facility, Equifax and certain of its U.S. subsidiaries sold the eligible third-party receivables of its U.S. based business, to Equifax Receivables Funding LLC, a consolidated, wholly-owned, bankruptcy-remote subsidiary that subsequently transferred, without recourse, an undivided interest in these accounts receivable to investors. The investors had no recourse to the Company’s other assets except for customary repurchase, warranty and indemnity claims. Creditors of Equifax did not have recourse to the assets of Equifax Receivables Funding LLC. The Receivables Facility contained standard representations, warranties and covenants made by Equifax and its U.S. subsidiaries in connection with the sale of the receivables, and any repurchase, warranty or indemnity obligations of the U.S. subsidiaries in connection with the sale of the receivables (but no obligations of Equifax Receivables Funding LLC) were guaranteed by Equifax. In November 2020, we terminated the Receivables Facility.

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

Cash paid for interest was $130.9 million, $105.3 million and $88.2 million during the twelve months ended December 31, 2020, 2019 and 2018, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Product Liability.  As a result of the 2017 cybersecurity incident, we offered TrustedID® Premier, a credit file monitoring and identity theft protection product, for free to all eligible U.S. consumers who signed up through January 31, 2018. In late 2018, the Company extended the free credit monitoring services for an additional twelve months for eligible consumers impacted by the 2017 cybersecurity incident by providing them the opportunity to enroll in Experian® IDNotify™ at no cost. We also provided free credit reports and scores, credit monitoring and identity theft protection for twenty four months to impacted consumers in Canada and the U.K. We have recorded the expenses necessary to provide this service to those who signed up. The remaining product liability balance at December 31, 2020 and 2019 was not material to the Consolidated Financial Statements.

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

On January 13, 2020, the Northern District of Georgia, the U.S. District Court overseeing centralized pre-trial proceedings for the U.S. Consumer MDL Litigation and numerous other federal court actions relating to the 2017 cybersecurity incident (the “MDL Court”), entered an order granting final approval of the settlement in connection with the U.S. Consumer MDL Litigation. The MDL Court entered an amended order granting final approval of the settlement on March 17, 2020. Several objectors have appealed the final approval order. Until the appeals are finally adjudicated or dismissed and the settlement becomes final in accordance with its terms, we can provide no assurance that the U.S. Consumer MDL Litigation will be resolved as contemplated by the settlement agreement. If the Court’s order approving the settlement agreement was overturned by an appellate court and not cured in accordance with the terms of the consent orders with the FTC and CFPB, the consent orders with the FTC, CFPB and MSAG Group would remain in place and the Consumer Restitution Fund would be administered by the FTC. In that event, there is a risk that we would not be able to settle the U.S. Consumer MDL Litigation on acceptable terms or at all, which could have a material adverse effect on our financial condition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Canadian Class Actions. Five putative Canadian class actions, four of which are on behalf of a national class of approximately 19,000 Canadian consumers, are pending against us in Ontario, British Columbia and Alberta. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. In addition to seeking class certification on behalf of the approximately 19,000 Canadian consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident, in some cases, plaintiffs also seek class certification on behalf of a larger group of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident or earlier and were not impacted by the incident.

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

Government Investigations. We have cooperated with federal, state and foreign governmental agencies and officials investigating or otherwise seeking information, testimony and/or documents, regarding the 2017 cybersecurity incident and related matters. Except as described below, these investigations have been resolved as discussed in prior filings or there has been no further activity.

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

Data Processing, Outsourcing Services and Other Agreements
We have separate agreements with Google, Amazon Web Services, IBM, Tata Consultancy Services and others to outsource portions of our network and security infrastructure, computer data processing operations, applications development, business continuity and recovery services, help desk service and desktop support functions, operation of our voice and data networks, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2021 and 2027. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $318 million as of December 31, 2020, with no future year’s minimum contractual obligation expected to exceed approximately $133 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay significant termination fees.

Under our agreement with IBM (which covers our operations in North America, Europe and Asia Pacific), we have outsourced certain of our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of services provided by IBM, and the term of our agreement with respect to such services, varies by geography and location. The estimated future minimum contractual obligation under the revised North America (US and Canada), Europe (UK and Spain), Australia and Latin America agreements is approximately $61 million for the remaining term, with no individual year’s minimum expected to exceed approximately $37 million. We may terminate certain portions of this agreement without penalty in the event that IBM is in material breach of the terms of the agreement. During 2020, 2019 and 2018, we paid approximately $50 million, $52 million and $49 million, respectively, for these services.

Under our agreement with Google, we have outsourced certain areas of our network and security infrastructure. The estimated future minimum contractual obligation under the agreement is approximately $120 million for the remaining term, with no individual year’s minimum expected to exceed approximately $44 million. We may terminate certain portions of this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
agreement without penalty in the event that Google is in material breach of the terms of the agreement. During 2020, 2019 and 2018, we paid approximately $29 million, $14 million and $7 million, respectively, for these services.

Change in Control Agreements

In February 2019, we adopted the Equifax Inc. Change in Control Severance Plan (the “CIC Plan”) for certain key executives. The CIC Plan does not apply to Mark W. Begor, our Chief Executive Officer, whose severance benefits in a change of control are contained in his employment agreement with the Company. The CIC Plan and Mr. Begor’s agreement provide for, among other things, certain payments and benefits in the event of a qualifying termination of employment (i.e., termination of employment by the executive for “good reason” or termination of employment by the Company without “cause,” each as defined in the applicable document) following a change in control of the Company. In the event of a qualifying termination, the executive will become entitled to continuation of certain employee benefits for two years, as well as a lump sum severance payment, all of which differs by executive.

Change in control events potentially triggering benefits under the CIC Plan and Mr. Begor’s agreement would occur, subject to certain exceptions, if (1) any person acquires 20% or more of our voting stock; (2) upon a merger or other business combination, our shareholders receive less than two-thirds of the common stock and combined voting power of the new company; (3) members of the current Board of Directors ceasing to constitute a majority of the Board of Directors, except for new directors that are regularly elected; (4) we sell or otherwise dispose of all or substantially all of our assets; or (5) we liquidate or dissolve. If these change in control benefits had been triggered as of December 31, 2020, payments of approximately $32.4 million would have been made.

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

Guarantees

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds, surety bonds, and standby letters of credit is not material at December 31, 2020 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2020. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management VIE under its commercial agreements. We cannot reasonably estimate our potential future payments under the guarantees and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees on our Consolidated Balance Sheets at December 31, 2020.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2020 and 2019.

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

7. INCOME TAXES

The provision from (benefit for) income taxes consisted of the following:

	Twelve Months Ended December 31,
	2020	2019	2018
	(In millions)
Current:
Federal	$34.8	$(5.2)	$9.0
State	24.0	8.5	11.4
Foreign	33.7	43.7	31.5
	92.5	47.0	51.9
Deferred:
Federal	40.6	(48.2)	25.4
State	(0.1)	(11.3)	1.6
Foreign	26.0	(23.2)	(25.5)
	66.5	(82.7)	1.5
Provision from (benefit for) income taxes	$159.0	$(35.7)	$53.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Domestic and foreign income (loss) before income taxes was as follows:

	Twelve Months Ended December 31,
	2020	2019	2018
	(In millions)
U.S.	$470.3	$(522.7)	$354.3
Foreign	214.9	108.9	16.1
	$685.2	$(413.8)	$370.4

The provision from (benefit for) income taxes reconciles with the U.S. federal statutory rate, as follows:

	Twelve Months Ended December 31,
	2020	2019	2018
	(In millions)
Federal statutory rate	21.0%	21.0%	21.0%

Provision computed at federal statutory rate	$143.9	$(86.9)	$77.8
State and local taxes, net of federal tax benefit	17.8	(6.3)	11.2
Foreign	5.5	(2.7)	—
Federal research & development credit	(15.9)	(14.9)	(13.0)
Equity compensation	(6.0)	(3.0)	(7.5)
Tax reserves	1.4	1.2	2.4
Australia settlement	—	—	(14.1)
Legal settlement	0.1	69.1	—
Excess officer’s compensation	5.8	5.1	2.7
Valuation Allowance	7.8	—	—
Other	(1.4)	2.7	(6.1)
Provision from (benefit for) income taxes	$159.0	$(35.7)	$53.4

Effective income tax rate	23.2%	8.6%	14.4%

We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. For additional information about our income tax policy see Note 1 of the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of the deferred income tax assets and liabilities at December 31, 2020 and 2019, were as follows:

	December 31,
	2020	2019
	(In millions)
Deferred income tax assets:
Net operating and capital loss carryforwards	$286.1	$285.1
Goodwill and intangible assets	128.0	119.1
Employee compensation programs	62.7	40.5
Foreign tax credits	17.4	16.6
Employee pension benefits	34.6	31.1
Reserves and accrued expenses	17.6	14.9
Accrued legal expense	94.9	136.3
Research and development costs	33.0	32.4
Operating lease asset	23.1	26.6
Other	11.8	18.3
Gross deferred income tax assets	709.2	720.9
Valuation allowance	(382.7)	(379.8)
Total deferred income tax assets, net	326.5	341.1

Deferred income tax liabilities:
Goodwill and intangible assets	(540.7)	(472.5)
Undistributed earnings of foreign subsidiaries	(11.3)	(8.3)
Depreciation	(19.1)	(33.6)
Operating lease liability	(23.1)	(26.6)
Accrued insurance	—	(27.5)
Prepaid expenses	(11.6)	(8.1)
Investment basis difference	(41.5)	(1.2)
Other	(2.3)	(2.1)
Total deferred income tax liability	(649.6)	(579.9)
Net deferred income tax liability	$(323.1)	$(238.8)

Our deferred income tax assets and deferred income tax liabilities at December 31, 2020 and 2019, are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2020	2019
	(In millions)
Long-term deferred income tax assets, included in other assets	$9.2	$9.2
Long-term deferred income tax liabilities	(332.3)	(248.0)
Net deferred income tax liability	$(323.1)	$(238.8)

We record deferred income taxes on the temporary differences of our foreign subsidiaries and branches, except for the temporary differences related to undistributed earnings of subsidiaries which we consider indefinitely invested. As of December 31, 2020, we have indefinitely invested $247.8 million attributable to undistributed earnings of our Canadian and Chilean subsidiaries. If these earnings were not considered indefinitely invested, we estimate that $23.3 million of deferred withholding tax liability would have been provided. Further, we are permanently invested with respect to the original investment in foreign subsidiaries. Therefore, we have not provided the deferred tax assets on the outside basis of these subsidiaries as we have no intent to sell or divest of these subsidiaries. Cumulative undistributed earnings were subject to a transition tax as a result of the Tax Act which we estimated to be zero. However, the Company has provided for local country withholding taxes related to these earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020, we had U.S. federal and state net operating loss carryforwards of $11.5 million and $240.1 million, respectively, which will expire at various times between 2021 and 2039. We also had foreign net operating loss carryforwards totaling $1,037.5 million of which $312.4 million will expire between 2021 and 2037 and the remaining $725.1 million will carryforward indefinitely. Foreign capital loss carryforwards of $16.7 million may be carried forward indefinitely. We had foreign tax credit carryforwards of $17.4 million which will expire in the years 2025 through 2027. Additionally, we had state and foreign research and development credit carryforwards of $33.0 million. The U.S. credits expire between 2021 through 2029 and the foreign credits have an indefinite expiration period. We have state §163(j) interest limitation carryovers of $355.1 million which have an indefinite expiration period. The tax effected amount of the state §163(j) interest limitation carryovers is $3.3 million. The deferred tax asset related to the net operating loss, capital loss carryforwards, foreign tax credit carryforwards, §163(j) carryforwards, and research and development credit is $339.8 million of which $250.3 million has been fully reserved in the deferred tax valuation allowance.

Cash paid for income taxes, net of amounts refunded, was $62.0 million, $(2.5) million and $59.6 million during the twelve months ended December 31, 2020, 2019 and 2018, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income (Loss).

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019
	(In millions)
Beginning balance (January 1)	$27.5	$25.9
Increases related to prior year tax positions	12.7	2.0
Decreases related to prior year tax positions	(0.1)	(0.1)
Increases related to current year tax positions	9.1	7.2
Decreases related to settlements	(0.2)	(1.3)
Expiration of the statute of limitations for the assessment of taxes	(7.2)	(5.9)
Currency translation adjustment	(0.3)	(0.3)
Ending balance (December 31)	$41.5	$27.5

We recorded liabilities of $27.1 million and $24.6 million for unrecognized tax benefits as of December 31, 2020 and 2019, respectively, which included interest and penalties of $3.1 million and $2.9 million, respectively. As of December 31, 2020 and 2019, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $26.2 million and $23.8 million, respectively, which included interest and penalties of $2.8 million and $2.6 million, respectively. During 2020 and 2019, interest and penalties of $1.0 million were accrued in each period.

As of December 31, 2020 and 2019, the gross amount of unrecognized tax benefits was $41.5 million and $27.5 million, respectively. Of the total, $17.5 million in 2020 and $5.8 million in 2019 relate to unrecognized tax benefits for which no liability has been recorded associated with the carryforward of certain state attributes. If we were to prevail on all uncertain tax positions, the net effect would be a benefit of $24.0 million and $21.7 million in 2020 and 2019, respectively, exclusive of any benefits related to interest and penalties.

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state or international income tax examinations by tax authorities for years before 2016. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax’s gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $6.8 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SAB 118 Measurement Period
We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes, for the following aspects: re-measurement of deferred tax assets and liabilities, one-time transition tax and tax on global intangible low-taxed income. At December 31, 2018 we completed our accounting for all of the enactment-date income tax effects of the Tax Act. During 2018, no adjustments were required to the provisional amounts recorded at December 31, 2017. For provisional amounts recorded during 2018, adjustments were made in the fourth quarter of 2018 as a result of notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service (“Proposed Regulations”) that were issued in the quarter for the Section 163(j) interest limitation provisions and the foreign tax credits provisions

One-Time Transition Tax
The one-time transition tax is based on our total post-1986 earnings and profits (E&P), the tax on which we previously deferred from U.S. income taxes under U.S. law. The Company determined it was not subject to the one-time transition tax.
Deferred Tax Assets and Liabilities
As of December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $85.1 million. Further analysis of certain aspects of the Tax Act and refinement of our calculations during the twelve months ending December 31, 2018 resulted in no material adjustments to our provisional amounts.
Global Intangible Low-Taxed Income (“GILTI”)
We have elected to account for GILTI in the year the tax is incurred. We were not subject to the GILTI tax for the twelve months ended December 31, 2020, 2019 and 2018.

8. STOCK-BASED COMPENSATION

We have one active share-based award plan, the amended and restated 2008 Omnibus Incentive Plan. This plan was originally approved by our shareholders in 2008 and was amended and restated with shareholder approval in May 2013 to, among other things, increase the reserve for awards under the plan by 11 million shares. The plan provides our directors, officers and certain key employees with stock options, restricted stock units and performance share awards. The plan is described below. We expect to issue common shares held as either treasury stock or new issue shares upon the exercise of stock options or once shares vest pursuant to restricted stock units or performance share awards. Total stock-based compensation expense in our Consolidated Statements of Income (Loss) during the twelve months ended December 31, 2020, 2019 and 2018, was as follows:

	Twelve Months Ended December 31,
	2020	2019	2018
	(In millions)
Cost of services	$11.2	$10.7	$9.5
Selling, general and administrative expenses	43.5	39.0	33.0
Stock-based compensation expense, before income taxes	$54.7	$49.7	$42.5

The total income tax benefit recognized for stock-based compensation expense was $13.0 million, $12.2 million and $9.7 million for the twelve months ended December 31, 2020, 2019 and 2018, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The fair value for stock options granted during the twelve months ended December 31, 2020, 2019 and 2018, was estimated at the date of grant, using the binomial model with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2020	2019	2018
Dividend yield	1.3%	1.3%	1.2%
Expected volatility	23.5%	23.0%	21.8%
Risk-free interest rate	1.3%	2.4%	2.7%
Expected term (in years)	4.4	4.7	4.8
Weighted-average fair value of stock options granted	$24.29	$14.97	$24.34

The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2020, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 31, 2019	1,825	$122.46
Granted (all at market price)	433	$158.62
Exercised	(365)	$106.04
Forfeited and canceled	(62)	$147.83
Outstanding at December 31, 2020	1,831	$137.01	6.8	$102.3
Vested and expected to vest at December 31, 2020	1,777	$136.83	6.8	$99.5
Exercisable at December 31, 2020	563	$112.11	7.2	$45.5

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on December 31, 2020 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the value that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2020. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2020, 2019 and 2018, was $20.3 million, $18.6 million and $13.3 million, respectively. At December 31, 2020, our total unrecognized compensation cost related to stock options was $7.1 million with a weighted-average recognition period of 1.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2019 and 2018:

	December 31,
	2019		2018
	Shares	Weighted- Average Price	Shares	Weighted- Average Price
	(In thousands)		(In thousands)
Outstanding at the beginning of the year	1,462	$103.50	1,184	$87.64
Granted (all at market price)	740	$112.48	553	$122.35
Exercised	(307)	$72.45	(212)	$60.55
Forfeited and canceled	(70)	$123.62	(63)	$114.67
Outstanding at the end of the year	1,825	$122.46	1,462	$103.50
Exercisable at end of year	643	$104.95	631	$80.81

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

Pursuant to our 2008 Omnibus Incentive Plan, certain executive officers have been granted performance shares in which the number of shares earned is dependent upon the Company’s three-year total shareholder return relative to the three-year total shareholder return of the companies in the S&P 500 stock index, as comprised on the grant date, subject to adjustment, and, in 2017, have also been granted performance shares in which the number of shares earned is dependent upon the Company’s three-year cumulative adjusted earnings per share. The number of shares which could potentially be issued under these performance share awards ranges from zero to 200% of the target award. The grants outstanding subject to market performance as of December 31, 2020 would result in 290,033 shares outstanding at 100% of target and 580,066 at 200% of target at the end of the vesting period. Compensation expense for shares earned based on the Company’s three-year total shareholder return is recognized on a straight-line basis over the measurement period and is based upon the fair market value of the shares estimated to be earned at the date of grant using a Monte-Carlo simulation. Compensation expense for shares earned based on the Company’s three-year cumulative adjusted earnings per share is recognized on a straight-line basis over the measurement period based on the grant date fair value of our common stock and the number of awards expected to vest at each reporting date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes changes in these other stock awards during the twelve months ended December 31, 2020, 2019 and 2018 and the related weighted-average grant date fair value:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2017	1,011	$109.48
Granted	563	$109.71
Vested	(417)	$87.09
Forfeited	(82)	$115.40
Nonvested at December 31, 2018	1,075	$120.11
Granted	386	$115.68
Vested	(256)	$127.17
Forfeited	(164)	$119.36
Nonvested at December 31, 2019	1,041	$118.25
Granted	257	$155.84
Vested	(279)	$157.73
Forfeited	(92)	$153.43
Nonvested at December 31, 2020	927	$128.04

The total fair value of stock awards that vested during the twelve months ended December 31, 2020, 2019 and 2018, was $44.0 million, $32.6 million and $50.2 million, respectively, based on the weighted-average fair value on the vesting date, and $32.5 million, $30.5 million and $40.4 million, respectively, based on the weighted-average fair value on the date of grant. At December 31, 2020, our total unrecognized compensation cost related to these nonvested stock awards was $39.9 million with a weighted-average recognition period of 1.6 years.

Employee Stock Purchase Plan.  Effective July 1, 2020, the Equifax board approved the 2020 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participating employees will have the option to withhold 1% - 10% of their annual salary, up to $25,000 annually, to purchase Equifax stock at a 5% discount based on the closing stock price of the final day of the offering period. The ESPP is noncompensatory in nature, and is treated as any other sale of the Company's equity instruments.

9. BENEFIT PLANS

We have defined benefit pension plans and defined contribution plans. We also maintain certain healthcare and life insurance benefit plans for eligible retired employees. The measurement date for our defined benefit pension plans and other postretirement benefit plans is December 31 of each year.

In the fourth quarter of 2020, we voluntarily changed our accounting principle for recognizing actuarial gains and losses and expected returns on plan assets for our defined benefit pension and postretirement benefit plans. See Note 1 for amounts recognized related to this change. The information within this Note has been revised to reflect the change in accounting principle for current and prior periods.

Pension Benefits.  Pension benefits are provided through U.S. and Canadian defined benefit pension plans and three supplemental executive defined benefit pension plans.

U.S. and Canadian Retirement Plans.  We sponsor a qualified defined benefit retirement plan, the U.S. Retirement Income Plan (“USRIP”), that covers approximately 10% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was closed to new participation at December 31, 2008. This plan also covers retirees as well as certain terminated but vested individuals not yet in retirement status. We also sponsor a retirement plan with both defined benefit and defined contribution components that cover most salaried and hourly employees in Canada, the Canadian Retirement Income Plan (“CRIP”); the defined benefit component was also closed to new hires on October 1, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective December 31, 2014, the USRIP plan was frozen for all participants eligible to accrue benefits. Accordingly, pension plan participants earn no new benefits under the plan formula. Additionally, the CRIP, a registered defined benefit pension plan, was changed for employees who did not meet retirement-eligibility status under the CRIP as of December 31, 2012 (“Non-Grandfathered” participants). Under the plan amendment, the service credit for Non-Grandfathered participants froze, but these participants will continue to receive credit for salary increases and vesting service. Additionally, Non-Grandfathered employees and certain other employees not eligible to participate in the CRIP (i.e., new hires on or after October 1, 2011) are eligible to participate in an enhanced defined contribution plan. In 2019, the Compensation Committee of the Board of Directors approved the termination of the plan. The CRIP was frozen effective December 31, 2020 at which date we ceased accruing benefits for all active members. The obligation is expected to be settled in 2022 with lump sum distributions and an annuity purchase.

During the twelve months ended December 31, 2020, we made no voluntary contributions to the USRIP or the CRIP. During the twelve months ended December 31, 2019, we made no voluntary contributions to the USRIP and made contributions of $0.2 million to the CRIP. At December 31, 2020, the USRIP met or exceeded ERISA’s minimum funding requirements.

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

Supplemental Retirement Plans.  We maintain three supplemental executive retirement programs for certain key employees. The plans, which are unfunded, provide supplemental retirement payments, based on salary and years of service.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Obligations and Funded Status.  A reconciliation of the projected benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(In millions)
Change in projected benefit obligation
Benefit obligation at January 1,	$720.0	$666.0	$18.7	$21.9
Service cost	1.7	2.8	0.2	0.3
Interest cost	23.5	28.3	0.6	0.9
Plan participants’ contributions	—	—	1.2	0.8
Amendments	—	(6.7)	—	—
Actuarial loss (gain)	63.2	71.0	2.7	(2.9)
Foreign currency exchange rate changes	1.3	1.9	—	0.1
Curtailments	—	(0.3)	—	—
Benefits paid	(43.2)	(43.0)	(2.7)	(2.4)
Projected benefit obligation at December 31,	766.5	720.0	20.7	18.7
Change in plan assets
Fair value of plan assets at January 1,	603.2	533.8	15.4	13.9
Actual return on plan assets	70.5	104.8	1.8	3.0
Employer contributions	6.7	6.0	1.5	1.6
Plan participants’ contributions	—	—	1.2	0.8
Foreign currency exchange rate changes	1.2	1.6	—	—
Other disbursements	—	—	(1.4)	(1.5)
Benefits paid	(43.2)	(43.0)	(2.7)	(2.4)
Fair value of plan assets at December 31,	638.4	603.2	15.8	15.4
Funded status of plan	$(128.1)	$(116.8)	$(4.9)	$(3.3)

The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $765.9 million at December 31, 2020. The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $712.4 million at December 31, 2019.

At December 31, 2020, the USRIP had projected benefit obligations and accumulated benefit obligations in excess of the plan's respective assets. The fair value of plan assets for this plan were $585.3 million and the projected benefit obligation and accumulated benefit obligation were $588.4 million at December 31, 2020.

 At December 31, 2020, the Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation and accumulated benefit obligation for these plans in the aggregate were $115.6 million and $115.0 million, respectively, and these plans did not have any plan assets at December 31, 2020. The fair value of plan assets for the CRIP was $53.1 million and the projected benefit obligation and accumulated benefit obligation for the CRIP was $62.4 million at December 31, 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheets at December 31, 2020 and 2019:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(In millions)
Amounts recognized in the statements of financial position consist of:
Noncurrent assets	$—	$1.0	$—	$—
Current liabilities	(6.8)	(6.6)	(0.1)	(0.1)
Long-term liabilities	(121.3)	(111.2)	(4.8)	(3.2)
Net amount recognized	$(128.1)	$(116.8)	$(4.9)	$(3.3)

At December 31, 2020 and 2019 amounts included in accumulated other comprehensive loss related to pension benefit plans which consisted of prior service cost of $2.0 million and $0.9 million, net of accumulated taxes of $0.5 million and $0.2 million, respectively. For the twelve months ended December 31, 2020 and 2019, we recognized a $32.2 million loss and $4.8 million gain, respectively, through net periodic benefit cost related to the annual mark-to-market remeasurement of our pension and postretirement plans. For the twelve months ended December 31, 2020 and 2019, amounts recognized through net periodic benefit cost related to prior service cost, curtailments and settlements were not material.

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
	(In millions)
Service cost	$1.7	$2.8	$3.6	$0.2	$0.3	$0.4
Interest cost	23.5	28.3	26.4	0.6	0.9	0.8
Expected return on plan assets	(37.7)	(34.3)	(38.6)	(1.0)	(0.9)	(1.2)
Amortization of prior service cost	(1.7)	0.5	0.5	(0.2)	(1.0)	(1.0)
Recognized actuarial loss (gain) - mark to market	30.4	0.2	7.7	1.8	(5.0)	0.4
Total net periodic benefit cost (income)	$16.2	$(2.5)	$(0.4)	$1.4	$(5.7)	$(0.6)

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31,	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Discount rate	2.56%	3.38%	2.47%	3.26%
Rate of compensation increase	5.97%	4.94%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost at December 31,	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	3.38%	4.39%	3.73%	3.26%	4.30%	3.60%
Expected return on plan assets	6.46%	6.46%	7.14%	6.50%	6.70%	7.25%
Rate of compensation increase	4.37%	4.93%	4.88%	N/A	N/A	N/A

During 2020, we adopted the new MP-2020 mortality improvement scale in determining liability for the U.S. plans. The updated projection scale contributed to a slight decrease in the projected benefit obligation, partially offsetting the decrease in the discount rates in 2020, the net of which resulted in the increase of the projected benefit obligation as of December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Expected and Actual Return on Plan Assets.  As stated in Note 1, in the fourth quarter of 2020 we voluntarily changed our method of accounting for recognizing actuarial gains and losses and expected return on plan assets for our defined benefit pension and other postretirement benefit plans. Under the new accounting principle the expected returns on plan assets are used to estimate pension expense throughout the year and remeasurement of the projected benefit obligation and plan assets are immediately recognized in earnings through net periodic benefit cost within Other Income (Expense) on the Consolidated Statements of Income (Loss), with pension and postretirement plans to be remeasured annually in the fourth quarter. Prior to 2020, actuarial gains and losses and the differences between the expected and actual return on plan assets were recognized as a component of Accumulated Other Comprehensive Loss, and were subject to amortization into earnings over time.

Healthcare Costs.  For the U.S. plan, an initial 6.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2021 for pre-Medicare coverage. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2027. For the Canadian plan, a flat 5.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2021 and thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan.

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2020:

Years ending December 31, 2020	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Other Benefit Plans
	(In millions)
2021	$42.8	$2.0	$1.5
2022	$42.6	$60.7	$1.5
2023	$42.5	$—	$1.5
2024	$42.0	$—	$1.5
2025	$41.4	$—	$1.5
Next five fiscal years to December 31, 2030	$195.8	$—	$7.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Plan Assets.  The fair value of the pension assets at December 31, 2020 and 2019, are as follows:

			Fair Value Measurements at Reporting Date Using:
		Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(1)	$38.5	$38.5	$—	$—
International Equity	(2)	42.4	—	42.4	—
Fixed Income	(2)	489.8	—	489.8	—
Private Equity	(3)	9.8	—	—	9.8
Hedge Funds	(4)	15.3	—	—	15.3
Real Assets	(5)	16.3	—	—	16.3
Cash	(1)	26.3	26.3	—	—
Total		$638.4	$64.8	$532.2	$41.4

			Fair Value Measurements at Reporting Date Using:
		Fair Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(1)	$63.7	$63.7	$—	$—
International Equity	(2)	94.5	—	94.5	—
Fixed Income	(2)	367.2	—	367.2	—
Private Equity	(3)	12.9	—	—	12.9
Hedge Funds	(4)	36.3	—	—	36.3
Real Assets	(5)	18.9	—	—	18.9
Cash	(1)	9.7	9.7	—	—
Total		$603.2	$73.4	$461.7	$68.1

(1)Fair value is based on observable market prices for the assets.

(2)For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company-specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period. As of December 31, 2020 and 2019, we had $21.9 million and $6.0 million, respectively, of remaining commitments related to these private equity investments.

(4)Fair value is reported by the fund manager based on observable market prices for actively traded assets within the funds, as well as financial models, comparable financial transactions or other factors relevant to the specific asset for assets with no observable market. These investments are redeemable quarterly with a range of 30 – 90 days notice.

(5)The fair value of Real Assets are reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams, and comparable market sales. As of December 31, 2020 and 2019, we had $0.1 million of remaining commitments related to the real asset investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs for the years ended December 31, 2020 and 2019:

	Private Equity	Hedge Funds	Real Assets
	(In millions)
Balance at December 31, 2018	$18.6	$34.3	$19.9
Return on plan assets:
Unrealized	—	2.3	0.7
Realized	(2.0)	(0.3)	(0.6)
Purchases	0.5	—	0.1
Sales	(4.2)	—	(1.2)
Balance at December 31, 2019	$12.9	$36.3	$18.9
Return on plan assets:
Unrealized	$(0.1)	$—	$(0.1)
Realized	(1.0)	(1.3)	0.1
Purchases	0.1	—	0.1
Sales	(2.1)	(19.7)	(2.7)
Balance at December 31, 2020	$9.8	$15.3	$16.3

The fair value of the postretirement assets at December 31, 2020 and 2019, are as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(1)	1.0	1.0	—	—
International Equity	(2)	0.9	—	0.9	—
Fixed Income	(2)	12.2	—	12.2	—
Private Equity	(3)	0.3	—	—	0.3
Hedge Funds	(4)	0.4	—	—	0.4
Real Assets	(5)	0.4	—	—	0.4
Cash	(1)	0.6	0.6	—	—
Total		$15.8	$1.6	$13.1	$1.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(1)	$1.7	$1.7	$—	$—
International Equity	(2)	2.0	—	2.0	—
Fixed Income	(2)	9.5	—	9.5	—
Private Equity	(3)	0.4	—	—	0.4
Hedge Funds	(4)	1.0	—	—	1.0
Real Assets	(5)	0.5	—	—	0.5
Cash	(1)	0.3	0.3	—	—
Total		$15.4	$2.0	$11.5	$1.9

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

Gross realized and unrealized gains and losses, purchases and sales for Level 3 postretirement assets were not material for the twelve months ended December 31, 2020.

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

In an effort to meet asset allocation and funded status objectives of the Plan, assets are categorized as Liability-Hedging Assets and Return-Seeking Assets. During 2020, the Investment Committee made the decision to reduce exposure to Return-Seeking Assets due to the plan's high funded status. As of December 31, 2020, the approved allocation ranges are set forth in the table below, with an 80% targeted allocation to Liability-Hedging Assets and a 20% targeted allocation to Return-Seeking Assets. Liability-Hedging Assets represent investments which are meant to provide a hedge relative to the Plan’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
liabilities and consist primarily of fixed income securities. Return-Seeking Assets include any asset class not intended to hedge the Plan’s liabilities. At December 31, 2020, these assets included domestic and international equities, private equity (including secondary private equity), real assets, and hedge funds. Additionally, the Plan allows certain of their managers, subject to specific risk constraints, to utilize derivative instruments in order to enhance asset return, reduce volatility or both. Derivatives are primarily employed by the Plans in their fixed income portfolios and in the hedge fund-of-funds area. Derivatives can be used for hedging purposes to reduce risk.

No shares of Equifax common stock were directly owned by the Plan at December 31, 2020 or 2019. Not more than 5% of the portfolio (at cost), and 10% of the equity portfolio’s market value, shall be invested in the securities of any one issuer, except the U.S. Government and U.S. Government Agencies.

The following asset allocation ranges and actual allocations were in effect as of December 31, 2020 and 2019:

	Range		Actual
USRIP	2020	2019	2020	2019
U.S. Equity	0% - 20%	5% - 35%	6.6%	11.5%
International Equity	0% - 10%	5% - 20%	5.8%	12.7%
Private Equity	0% - 10%	0% - 10%	1.7%	2.3%
Hedge Funds	0% - 10%	0% - 10%	2.6%	6.6%
Real Assets	0% - 10%	0% - 10%	2.8%	3.4%
Fixed Income	65% - 100%	35% - 65%	76.7%	61.8%
Cash	0% - 15%	0% - 15%	3.8%	1.7%

CRIP Investment and Asset Allocation Strategies.  The primary goal of the asset allocation strategy of the Plan is to produce a total investment return which will satisfy future annual cash benefit payments to participants and minimize future contributions from the Company. Additionally, this strategy will diversify the plan assets to minimize nonsystemic risk and provide reasonable assurance that no single security or class of security will have a disproportionate impact on the Plan. Due to the high funded status of the Plan, the Investment Committee of the CRIP has adopted a conservative asset allocation and in 2020 further continued to de-risk the Plan by reducing equity exposure. The Investment Committee maintains an investment policy for the CRIP, which imposes certain limitations and restrictions regarding allowable types of investments. The current investment policy imposes those restrictions on investments or transactions such as (1) Equifax common stock or securities, except as might be incidental to any pooled funds which the plan may have, (2) commodities or loans, (3) short sales and the use of margin accounts, (4) put and call options, (5) private placements, and (6) transactions which are “related-party” in nature as specified by the Canadian Pension Benefits Standards Act and its regulations.

The following specifies the asset allocation ranges and actual allocation as of December 31, 2020 and 2019:

	Range		Actual
CRIP	2020	2019	2020	2019
Public Equities	0% - 40%	25% - 55%	16.3%	49.1%
Fixed Income	60% - 100%	40% - 60%	75.8%	50.7%
Money Market	0% - 10%	0% - 10%	7.9%	0.2%
Alternative Credit	0% - 10%	0% - 20%	—%	—%

Equifax Retirement Savings Plans.  Equifax sponsors a U.S. tax qualified defined contribution plan, the Equifax Inc. 401(k) Plan, or the Plan. Beginning with the 2019 plan year, we provide a discretionary match of participants’ contributions, up to five or six percent of employees eligible pay depending on certain eligibility rules under the Plan. Prior to the 2019 plan year, we also provided a discretionary direct contribution to certain eligible employees, the percentage of which was based upon an employee’s credited years of service. Company contributions for the Plan during the twelve months ended December 31, 2020, 2019 and 2018 were $31.8 million, $26.9 million and $30.7 million, respectively.

Foreign Retirement Plans.  We also maintain defined contribution plans for certain employees in Canada and Spain, and meet certain compulsory contribution requirements to retirement funds for employees in Australia, the U.K. and Ireland. For the years ended December 31, 2020, 2019 and 2018, our contributions related to these plans were $13.4 million, $13.9 million, and $14.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Compensation Plans.  We maintain deferred compensation plans that allow for certain management employees and the Board of Directors to defer the receipt of compensation (such as salary, incentive compensation or shares payable under vested restricted stock units) until a later date based on the terms of the plans. The Company also makes contributions to the accounts of certain executives who are not eligible to participate in either of the Supplemental Retirement Plans. The benefits under our deferred compensation plans are guaranteed by the assets of a grantor trust which, through our funding, make investments in certain mutual funds. The purpose of this trust is to ensure, subject to the claims of the Company’s creditors in the event of the Company’s insolvency, the distribution of benefits accrued by participants of the deferred compensation plans, and to ensure full funding, upon a change in control, of the present value of accrued benefits payable to participants or beneficiaries under the plans.

Annual Incentive Plan.  We have a shareholder-approved Annual Incentive Plan, which is a component of our amended and restated 2008 Omnibus Incentive Plan, for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share, revenue and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $149.0 million and $77.7 million at December 31, 2020 and 2019, respectively.

Employee Benefit Trusts.  We maintain two employee benefit trusts for the purpose of satisfying obligations under the two Supplemental Retirement Plans. One of these trusts held 0.6 million shares of Equifax stock with a value, at cost, of $5.9 million at December 31, 2020 and 2019, as well as cash, which was not material for both periods presented. These employee benefits trust assets are dedicated to ensure the payment of benefits accrued under our Supplemental Retirement Plans, and to ensure full funding of the accrued benefits in case of a change in control, as defined in the trust agreements. The assets in these plan trusts which are recorded on our Consolidated Balance Sheets are subject to creditor’s claims in case of insolvency of Equifax Inc.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the twelve months ended December 31, 2020, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2019 (revised)	$(352.4)	$(0.9)	$(1.1)	$(354.4)
Other comprehensive income before reclassifications	184.0	—	0.1	184.1
Amounts reclassified from accumulated other comprehensive loss	—	(1.1)	—	(1.1)
Balance, December 31, 2020	$(168.4)	$(2.0)	$(1.0)	$(171.4)

 Changes in accumulated other comprehensive loss related to noncontrolling interests were not material as of December 31, 2020.

11. RESTRUCTURING CHARGES

In the fourth quarter of 2020, first quarter of 2019 and fourth quarter of 2018, we recorded $31.9 million ($24.3 million, net of tax), $11.5 million ($8.8 million, net of tax) and $46.1 million ($35.0 million, net of tax) of restructuring charges, respectively, all of which were recorded in selling, general and administrative expenses on our Consolidated Statements of Income (Loss). These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives. The 2020, 2019 and 2018 restructuring charges primarily relate to a reduction in headcount. As of December 31, 2020, payments made related to the 2020 restructuring charge were $4.1 million, and we consider the payments for the 2019 and 2018 charges to be substantially completed.

12. LEASES

We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are included in other assets, net and other current and long-term liabilities, respectively, in our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Lease expense for operating leases was $39.3 million, $40.8 million and $41.3 million for the twelve months ended December 31, 2020, 2019 and 2018, respectively. Our leases have remaining lease terms of one year to thirteen years, some of which may include options to extend the lease term up to five years and some of which may include options to terminate leases within one year. We have elected to not record operating lease ROU assets and liabilities for short-term leases that have a term of twelve months or less. Our lease expense includes our short-term lease cost which is not material to our Consolidated Financial Statements.

Other information related to our operating leases was as follows:

Twelve Months Ended December 31, 2020	Amount
(in millions, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$28.8
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$16.1

Weighted Average Remaining Lease Term	5.5 years
Weighted Average Discount Rate	4.1%
Estimated future minimum payment obligations for non-cancelable operating leases are as follows as of December 31, 2020:

Years ending December 31,	Amount
(In millions)
2021	$26.3
2022	24.7
2023	21.7
2024	13.7
2025	11.1
Thereafter	19.2
$116.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. SEGMENT INFORMATION

Reportable Segments.  We manage our business and report our financial results through the following four reportable segments, which are the same as our operating segments:

•U.S. Information Solutions

•Workforce Solutions

•International

•Global Consumer Solutions

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies (see Note 1). We evaluate the performance of these reportable segments based on their operating revenue, operating income and operating margins, excluding any unusual or infrequent items, if any. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. Inter-segment sales are not material for all periods presented. All transactions between segments are accounted for at fair market value or cost depending on the nature of the transaction and no timing differences occur between segments.

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

Segment information for the twelve months ended December 31, 2020, 2019 and 2018 and as of December 31, 2020 and 2019 is as follows:

	Twelve Months Ended December 31,
Operating revenue:	2020	2019	2018
	(In millions)
U.S. Information Solutions	$1,482.5	$1,277.4	$1,247.3
Workforce Solutions	1,437.9	949.7	826.8
International	862.1	920.6	966.2
Global Consumer Solutions	345.0	359.9	371.8
Total operating revenue	$4,127.5	$3,507.6	$3,412.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31,
Operating income (loss):	2020	2019	2018
	(In millions)
U.S. Information Solutions	$463.9	$423.4	$441.7
Workforce Solutions	700.7	389.7	332.7
International	66.7	96.1	108.6
Global Consumer Solutions	37.0	48.4	68.6
General Corporate Expense	(591.7)	(1,293.0)	(503.6)
Total operating income (loss)	$676.6	$(335.4)	$448.0

	December 31,
Total assets:	2020	2019
	(In millions)
U.S. Information Solutions	$2,177.1	$1,922.9
Workforce Solutions	1,601.3	1,338.6
International	3,368.3	2,977.0
Global Consumer Solutions	319.1	275.3
General Corporate	2,146.0	1,395.2
Total assets	$9,611.8	$7,909.0

	Twelve Months Ended December 31,
Depreciation and amortization expense:	2020	2019	2018
	(In millions)
U.S. Information Solutions	$114.4	$81.8	$79.2
Workforce Solutions	69.7	53.6	45.8
International	131.6	117.8	118.5
Global Consumer Solutions	18.6	15.0	14.9
General Corporate	56.7	62.9	52.0
Total depreciation and amortization expense	$391.0	$331.1	$310.4

	Twelve Months Ended December 31,
Capital expenditures:	2020	2019	2018
	(In millions)
U.S. Information Solutions	$94.2	$67.6	$42.0
Workforce Solutions	73.3	50.5	44.0
International	64.7	76.8	104.4
Global Consumer Solutions	36.7	26.0	29.4
General Corporate	161.8	155.0	148.3
Total capital expenditures*	$430.7	$375.9	$368.1
*Amounts above include accruals for capital expenditures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial information by geographic area is as follows:

	Twelve Months Ended December 31,
	2020		2019		2018
			(In millions)
Operating revenue (based on location of customer):	Amount	%	Amount	%	Amount	%
U.S.	$3,217.1	78%	$2,543.2	73%	$2,405.1	71%
U.K.	285.2	7%	303.8	9%	316.4	9%
Australia	282.6	7%	289.9	5%	321.2	9%
Canada	168.4	4%	170.0	8%	158.5	5%
Other	174.2	4%	200.7	5%	210.9	6%
Total operating revenue	$4,127.5	100%	$3,507.6	100%	$3,412.1	100%

	December 31,
	2020		2019
		(In millions)
Long-lived assets:	Amount	%	Amount	%
U.S.	$4,005.7	56%	$3,911.5	58%
U.K.	319.3	5%	312.8	5%
Australia	2,021.2	28%	1,918.6	29%
Canada	133.9	2%	128.0	2%
Other	653.4	9%	428.7	6%
Total long-lived assets	$7,133.5	100%	$6,699.6	100%

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following selected quarterly operating results for each quarter of fiscal 2020 and 2019 have been revised to reflect the change in accounting principle as described in Note 1.

Quarterly financial data for 2020 and 2019 was as follows:

	Three Months Ended
2020	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$957.9	$982.8	$1,068.3	$1,118.5
Operating income	$135.9	$166.8	$204.4	$169.5
Consolidated net income	$118.8	$100.4	$229.3	$77.7
Net income attributable to Equifax	$116.9	$100.2	$228.5	$74.5
Basic earnings per share*
Net income attributable to Equifax	$0.96	$0.83	$1.88	$0.61
Diluted earnings per share*
Net income attributable to Equifax	$0.95	$0.82	$1.86	$0.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
2019	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Operating revenue	$846.1	$880.0	$875.7	$905.8
Operating (loss) income	$(617.9)	$113.8	$121.6	$47.0
Consolidated net (loss) income	$(551.7)	$71.0	$85.2	$17.4
Net (loss) income attributable to Equifax	$(553.2)	$69.5	$83.8	$15.8
Basic earnings per share*
Net (loss) income attributable to Equifax	$(4.58)	$0.58	$0.69	$0.13
Diluted earnings per share*
Net (loss) income attributable to Equifax	$(4.55)	$0.57	$0.69	$0.13

*The sum of the quarterly EPS does not equal the annual EPS due to changes in the weighted-average shares between periods. Other amounts may not equal the annual total due to rounding between periods.

The comparability of our quarterly financial results during 2020 and 2019 was impacted by certain events, as follows:

•For the year ended December 31, 2019, the Company recorded $800.9 million of losses, net of insurance recoveries, associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident, exclusive of our legal professional services expenses.

Below reflects the quarterly impact of the change in accounting principle on the quarterly financial data presented:

Three Months Ended December 31, 2020
(In millions, except per share data)
Consolidated net income, as computed under previous method	$97.7
Impact of pension accounting change	(20.0)
Consolidated net income, as reported under new method	$77.7

Net income attributable to Equifax, as computed under previous method	$94.5
Impact of pension accounting change	(20.0)
Net income attributable to Equifax, as reported under new method	$74.5

Basic earnings per share*
Net income attributable to Equifax, as computed under previous method	$0.77
Impact of pension accounting change	(0.16)
Net income attributable to Equifax, as reported under new method	$0.61

Diluted earnings per share*
Net income attributable to Equifax, as computed under previous method	$0.77
Impact of pension accounting change	(0.16)
Net income attributable to Equifax, as reported under new method	$0.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
2020	March 31,	June 30,	September 30,
	(In millions, except per share data)
Consolidated net income, previously reported	$114.5	$96.1	$225.0
Impact of pension accounting change	4.3	4.3	4.3
Consolidated net income, revised	$118.8	$100.4	$229.3

Net income attributable to Equifax, previously reported	$112.6	$95.9	$224.2
Impact of pension accounting change	4.3	4.3	4.3
Net income attributable to Equifax, revised	$116.9	$100.2	$228.5

Basic earnings per share*
Net income attributable to Equifax, previously reported	$0.93	$0.79	$1.84
Impact of pension accounting change	0.03	0.04	0.04
Net income attributable to Equifax, revised	$0.96	$0.83	$1.88

Diluted earnings per share*
Net income attributable to Equifax, previously reported	$0.92	$0.78	$1.82
Impact of pension accounting change	0.03	0.04	0.04
Net income attributable to Equifax, revised	$0.95	$0.82	$1.86

	Three Months Ended
2019	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
Consolidated net (loss) income, previously reported	$(554.4)	$68.3	$82.5	$10.8
Impact of pension accounting change	2.7	2.7	2.7	6.6
Consolidated net (loss) income, revised	$(551.7)	$71.0	$85.2	$17.4

Net (loss) income attributable to Equifax, previously reported	$(555.9)	$66.8	$81.1	$9.2
Impact of pension accounting change	2.7	2.7	2.7	6.6
Net (loss) income attributable to Equifax, revised	$(553.2)	$69.5	$83.8	$15.8

Basic earnings per share*
Net (loss) income attributable to Equifax, previously reported	$(4.60)	$0.55	$0.67	$0.08
Impact of pension accounting change	0.02	0.03	0.02	0.05
Net (loss) income attributable to Equifax, revised	$(4.58)	$0.58	$0.69	$0.13

Diluted earnings per share*
Net (loss) income attributable to Equifax, previously reported	$(4.57)	$0.55	$0.66	$0.07
Impact of pension accounting change	0.02	0.02	0.03	0.06
Net (loss) income attributable to Equifax, revised	$(4.55)	$0.57	$0.69	$0.13

*The sum of the quarterly EPS does not equal the annual EPS due to changes in the weighted-average shares between periods. Other amounts may not equal the annual total due to rounding between periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. IMPACT OF CHANGE IN ACCOUNTING PRINCIPLE ON CURRENT AND PRIOR PERIOD FINANCIAL STATEMENTS

As discussed in Note 1, we voluntarily changed our method of accounting for recognizing actuarial gains and losses and expected return on plan assets for our defined benefit pension and other postretirement benefit plans. The following tables reflect the effects of the change in accounting principles on the 2020 and previously reported Consolidated Financial Statements:

Consolidated Statements of Income

	Twelve Months Ended December 31, 2020
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
	(In millions, except per share amounts)
Other income (expense), net	$159.4	$(9.2)	$150.2
Consolidated income before income taxes	694.4	(9.2)	685.2
Provision for income taxes	(161.3)	2.3	(159.0)
Consolidated net income	533.1	(6.9)	526.2
Net income attributable to Equifax	$527.0	$(6.9)	$520.1

Basic earnings per common share	$4.34	$(0.06)	$4.28
Diluted earnings per common share	$4.30	$(0.06)	$4.24

	Twelve Months Ended December 31, 2019			Twelve Months Ended December 31, 2018
	As Reported	Revisions	Revised	As Reported	Revisions	Revised
	(In millions, except per share amounts)
Other income (expense), net	$14.1	$19.2	$33.3	$11.8	$14.1	$25.9
Consolidated income before income taxes	(433.0)	19.2	(413.8)	356.3	14.1	370.4
Provision for income taxes	40.2	(4.5)	35.7	(50.0)	(3.4)	(53.4)
Consolidated net income	(392.8)	14.7	(378.1)	306.3	10.7	317.0
Net income attributable to Equifax	$(398.8)	$14.7	$(384.1)	$299.8	$10.7	$310.5

Basic earnings per common share	$(3.30)	$0.12	$(3.18)	$2.49	$0.09	$2.58
Diluted earnings per common share	$(3.27)	$0.12	$(3.15)	$2.47	$0.09	$2.56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income Attributable to Equifax

	Twelve Months Ended December 31, 2020
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
	(In millions, except per share amounts)
Net Income	$527.0	$(6.9)	$520.1
Other comprehensive income:
Foreign currency translation adjustment	184.0	—	184.0
Change in unrecognized prior service cost and actuarial (losses) gains related to our pension and other postretirement benefit plans, net	(8.0)	6.9	(1.1)
Change in cumulative gain from cash flow hedging, net	0.1	—	0.1
Comprehensive income	$703.1	$—	$703.1

	Twelve Months Ended December 31, 2019			Twelve Months Ended December 31, 2018
	As Reported	Revisions	Revised	As Reported	Revisions	Revised
	(In millions, except per share amounts)
Net Income	$(398.8)	$14.7	$(384.1)	$299.8	$10.7	$310.5
Other comprehensive income:
Foreign currency translation adjustment	(24.4)	—	(24.4)	(224.7)	—	(224.7)
Change in unrecognized prior service cost and actuarial gains (losses) related to our pension and other postretirement benefit plans, net	19.0	(14.7)	4.3	10.4	291.8	302.2
Change in cumulative gain from cash flow hedging, net	0.1	—	0.1	—	—	—
Comprehensive income	$(404.1)	$—	$(404.1)	$85.5	$302.5	$388.0

Consolidated Statements of Financial Position

	December 31, 2020
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
	(In millions, except per share amounts)
Retained Earnings	$4,469.5	$(284.1)	$4,185.4
Accumulated other comprehensive loss	$(455.5)	$284.1	$(171.4)

	December 31, 2019
	As Reported	Revisions	Revised
	(In millions, except per share amounts)
Retained Earnings	$4,131.8	$(277.2)	$3,854.6
Accumulated other comprehensive loss	$(631.6)	$277.2	$(354.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows

	December 31, 2020
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
	(In millions, except per share amounts)
Operating activities:
Consolidated net income	$533.1	$(6.9)	$526.2
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred Income Taxes	$68.6	$(2.1)	$66.5
Changes in assets and liabilities, excluding effects of acquisitions:
Current and long-term liabilities, excluding debt	$97.9	$9.0	$106.9
Cash provided by operating activities	$946.2	$—	$946.2

	Twelve Months Ended December 31, 2019			Twelve Months Ended December 31, 2018
	As Reported	Revisions	Revised	As Reported	Revisions	Revised
	(In millions, except per share amounts)
Operating activities:
Consolidated net (loss) income	$(392.8)	$14.7	$(378.1)	$306.3	$10.7	$317.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred Income Taxes	$(87.2)	$4.5	$(82.7)	$(2.3)	$3.6	$1.3
Changes in assets and liabilities, excluding effects of acquisitions:
Current and long-term liabilities, excluding debt	$546.9	$(19.2)	$527.7	$62.6	$(14.3)	$48.3
Cash provided by operating activities	$313.8	$—	$313.8	$672.2	$—	$672.2

Consolidated Statements of Shareholders' Equity and Accumulated Other Comprehensive Loss

	2020
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
	(In millions, except per share amounts)
Beginning of period retained earnings	$4,131.8	$(277.2)	$3,854.6
Net income	$527.0	$(6.9)	$520.1
End of period retained earnings	$4,469.5	$(284.1)	$4,185.4

Beginning of period accumulated other comprehensive loss	$(631.6)	$277.2	$(354.4)
Other comprehensive income	$176.1	$6.9	$183.0
End of period accumulated other comprehensive loss	$(455.5)	$284.1	$(171.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019			2018
	As Reported	Revisions	Revised	As Reported	Revisions	Revised
	(In millions, except per share amounts)
Beginning of period retained earnings	$4,717.8	$(291.9)	$4,425.9	$4,600.6	$—	$4,600.6
Net (loss) income	$(398.8)	$14.7	$(384.1)	$299.8	$10.7	$310.5
Cumulative adjustment from change in accounting principle	$—	$—	$—	$4.2	$(302.6)	$(298.4)
End of period retained earnings	$4,131.8	$(277.2)	$3,854.6	$4,717.8	$(291.9)	$4,425.9

Beginning of period accumulated other comprehensive loss	$(626.3)	$291.9	$(334.4)	$(412.0)	$—	$(412.0)
Other comprehensive loss	$(5.3)	$(14.7)	$(20.0)	$(207.3)	$(10.7)	$(218.0)
Cumulative adjustment from change in accounting principle	$—	$—	$—	$—	$302.6	$302.6
End of period accumulated other comprehensive loss	$(631.6)	$277.2	$(354.4)	$(626.3)	$291.9	$(334.4)

Accumulated Other Comprehensive Loss

	2020
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
	(In millions, except per share amounts)
Foreign currency translation	$(168.5)	$—	$(168.5)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax	(286.0)	284.1	(1.9)
Cash flow hedging transactions, net of tax	(1.0)	—	(1.0)
Accumulated other comprehensive loss	$(455.5)	$284.1	$(171.4)

	2019			2018
	As Reported	Revisions	Revised	As Reported	Revisions	Revised
	(In millions, except per share amounts)
Foreign currency translation	$(352.4)	$—	$(352.4)	$(328.0)	$—	$(328.0)
Unrecognized actuarial losses and prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax	(278.1)	277.2	$(0.9)	(297.1)	291.9	$(5.2)
Cash flow hedging transactions, net of tax	(1.1)	—	$(1.1)	(1.2)	—	$(1.2)
Accumulated other comprehensive loss	$(631.6)	$277.2	$(354.4)	$(626.3)	$291.9	$(334.4)
16.  SUBSEQUENT EVENT

The Company acquired 100% of the ordinary shares of Kount, which closed on February 10, 2021, for cash consideration of approximately $640 million. Kount will be reported within the USIS business unit. The Company will account for this acquisition in accordance with ASC 805, Business Combinations, which requires the assets acquired and the liabilities assumed to be measured at fair value at the date of the acquisition. The accounting for the acquisition is incomplete as of the date of our filing.

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

Our management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment using those criteria, our management concluded that, as of December 31, 2020, Equifax’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors. The effectiveness of Equifax’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, Equifax’s independent registered public accounting firm, as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on page 60.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information about our executive officers shown below, the information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) under the sections entitled “Proposal 1 Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Leadership and Corporate Governance—Committees of the Board of Directors.”

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

Mark W. Begor (62) has been Chief Executive Officer and a member of the Board of Directors since April 2018. Prior thereto, he was a Managing Director in the Industrial and Business Services group at Warburg Pincus, a global private equity investment firm, since June 2016. Prior to Warburg Pincus, Mr. Begor spent 35 years at General Electric Company (“GE”), a global industrial and financial services company, in a variety of operating and financial roles. During his career at GE, Mr. Begor served in a variety of roles leading multibillion dollar units of the company, including President and CEO of GE Energy Management from 2014 to 2016, President and CEO of GE Capital Real Estate from 2011 to 2014, and President and CEO of GE Capital Retail Finance (Synchrony Financial) from 2002 to 2011. Mr. Begor served on the Fair Isaac Corporation (FICO) board of directors from 2016 to 2018. He currently serves on the board of directors of NCR Corporation.

Beverly Anderson (57) has been President, Global Consumer Solutions, since November 2019. Prior thereto, she served as Executive Vice President, Head of Card and Retail Services at Wells Fargo & Company, since March 2012. Prior to that, she served in roles of increasing responsibility at American Express from July 2004, ultimately serving as Vice President and General Manager, American Express Business Insights Americas—Global Merchant Services. She currently serves on the board of directors of Expedia Group, Inc.

Sunil Bindal (46) has been Senior Vice President of Corporate Development since October 2020. Prior to joining Equifax, Mr. Bindal served as Senior Vice President, Global Head of Mergers and Acquisitions and Corporate Development, at Total System Services since July 2018. Prior thereto, he served as Vice President of Corporate Development at Broadridge Financial Solutions since August 2015. Prior thereto, he served as Director, Technology Mergers and Acquisitions, of Credit Suisse since July 2006.

Carla Chaney (50) has been Corporate Vice President and Chief Human Resources Officer since April 2019. Prior thereto, she served as Executive Vice President, Human Resources of Graphic Packaging Holding Company and Graphic Packaging International, since July 2013. Prior thereto, she served as Executive Vice President, Human Resources and Communications, since February 2012. Prior thereto, she held a variety of leadership roles with Exide Technologies and Newell Rubbermaid, Inc., since 2004.

Prasanna Dhoré (59) assumed the expanded role of Chief Data and Analytics and Innovation Officer in December 2020. He has served as Chief Data and Analytics Officer since August 2012. Prior thereto, Mr. Dhoré was Vice President, Global Customer Intelligence of Hewlett Packard from July 2007 to August 2012. Prior to that, he was Executive Vice President, Distribution, Customer Intelligence, and Marketing of Dreyfus Service Corporation from July 1996 to July 2007.

Jamil Farshchi (43) has been our Chief Information Security Officer since February 2018. Prior to joining Equifax, Mr. Farshchi served as Chief Information Security Officer at The Home Depot since April 2015. Prior thereto, he was the first Global Chief Information Security Officer at Time Warner Inc., from August 2014 to March 2015. Prior thereto, he was the Vice President of Global Information Security at Visa Inc. from August 2011 to August 2014. Mr. Farshchi has also held senior roles at Los Alamos National Laboratory, Sitel Corporation, Nextwave Broadband and NASA.

John W. Gamble, Jr. (58) has been Corporate Vice President and Chief Financial Officer since May 2014. Prior to that, Mr. Gamble was Executive Vice President and Chief Financial Officer of Lexmark International, Inc., a global provider of document solutions, enterprise content management software and services, printers and multifunction printers, from September 2005 until May 2014.

John T. Hartman (61) has been President, International, since November 2015. Prior thereto, he served as Senior Vice President, Corporate Development, since April 2010. Prior thereto, he served as President of Growth Vector from 2009 to 2010. Prior thereto, he served as Executive Vice President and Chief Commercial Officer for Acuity Brands from 2004 to 2009.

Julia A. Houston (50) has been Chief Transformation Officer since October 2017. Prior thereto, she was Senior Vice President, U.S. Legal, since October 2013. Prior to joining Equifax, Ms. Houston was Senior Vice President, General Counsel and Corporate Secretary at Convergys Corporation, from 2011 to 2013. Prior thereto, she served in roles of increasing responsibility at Mirant Corporation from 2004 to 2010, ultimately serving as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary.

John J. Kelley III (60) has been Corporate Vice President and Chief Legal Officer since January 2013. Prior to joining Equifax, Mr. Kelley was a senior partner in the Corporate Practice Group of the law firm of King & Spalding LLP.

Bryson Koehler (45) has been our Chief Technology Officer since June 2018. Prior to joining Equifax, Mr. Koehler served as Chief Technology Officer of IBM Watson and Cloud Platform since November 2016. Prior to that, Mr. Koehler was Chief Technology and Information Officer of The Weather Channel Companies, before it was acquired in 2015 by IBM. Before that, he served as Senior Vice President of Global Revenue & Guest Technology at the Intercontinental Hotels Group.

Rodolfo O. Ploder (60) has been President, Workforce Solutions, since November 2015. Prior thereto, he served as President, U.S. Information Solutions, since April 2010. Prior thereto, he served as President, International, from January 2007 to April 2010. Prior thereto, he was Group Executive, Latin America from February 2004 to January 2007.

Sid Singh (43) has been President, U.S. Information Solutions, since February 11, 2019. Mr. Singh served as group president of Integrated Solutions & Vertical Markets at Global Payments Inc., since February 2013. Prior thereto, he served as Senior Vice President, Global Product of Global Payments Inc. since 2010. Prior thereto, he served as Vice President and Regional Head, Asia Pacific of Global Payments Inc. since 2006. Prior thereto, he held senior management positions with HSBC and Citibank.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the information contained in our 2021 Proxy Statement under the sections entitled “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the information contained in our 2021 Proxy Statement under the sections entitled “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the information contained in our 2021 Proxy Statement under the sections entitled “Board Leadership and Corporate Governance Director Independence, ” “Related Person Transaction Policy” and “Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Shareholders.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the information contained in our 2021 Proxy Statement under the section entitled “Proposal 3 Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for 2021.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of Documents Filed as a Part of This Report:
(1)    Financial Statements. The following financial statements are included in Item 8 of Part II:

•Consolidated Balance Sheets — December 31, 2020 and 2019;
•Consolidated Statements of Income (Loss) for the Years Ended December 31, 2020, 2019 and 2018;
•Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2020, 2019 and 2018;
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018;
•Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Loss for the Years Ended December 31, 2020, 2019 and 2018; and
•Notes to Consolidated Financial Statements.

(2)    Financial Statement Schedules.

•Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)    Exhibits. See exhibits listed under Part (b) below.

(b)Exhibits:

Exhibit Number	Description

Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation of Equifax Inc. (incorporated by reference to Exhibit 3.1 to Equifax’s Form 8-K filed May 14, 2009).
3.2	Amended and Restated Bylaws of Equifax Inc. (incorporated by reference to Exhibit 3.2 to Equifax’s Form 8-K filed February 9, 2021).

Instruments Defining the Rights of Security Holders, Including Indentures

4.1
Indenture dated as of June 29, 1998, between Equifax Inc. and The First National Bank of Chicago, Trustee (the “1998 Indenture”)(under which Equifax’s 6.9% Debentures due 2028 were issued) (incorporated by reference to Exhibit 4.4 to Equifax’s Form 10-K filed March 31, 1999).

4.2
Second Supplemental Indenture dated as of June 28, 2007, between Equifax Inc. and The Bank of New York Trust Company, N.A. (under which Equifax’s 7.00% Senior Notes due 2037 were issued), to the 1998 Indenture (incorporated by reference to Exhibit 4.3 to Equifax’s Form 8-K filed June 29, 2007).

4.3
Fourth Supplemental Indenture dated as of December 17, 2012, between Equifax Inc. and The Bank of New York Mellon Trust Company, N.A. (under which Equifax’s 3.30% Senior Notes due 2022 were issued), to the 1998 Indenture (incorporated by reference to Exhibit 4.2 to Equifax’s Form 8-K filed December 11, 2012).

4.4
Credit Agreement, dated as of September 27, 2018, by and between Equifax Inc., Equifax Limited, Equifax Canada Co., Equifax Australia Holdings Pty Limited, and SunTrust Bank as administrative agent (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed October 1, 2018).

4.5	Indenture, dated as of May 12, 2016, between Equifax Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed May 12, 2016).
4.6
First Supplemental Indenture, dated as of May 12, 2016, between Equifax Inc. and U.S. Bank National Association, as Trustee, including the form of 2021 Note as Exhibit A (incorporated by reference to Exhibit 4.2 to Equifax’s Form 8-K filed May 12, 2016).

4.7
Second Supplemental Indenture, dated as of May 12, 2016, between Equifax Inc. and U.S. Bank National Association, as Trustee, including the form of 2026 Note as Exhibit A (incorporated by reference to Exhibit 4.3 to Equifax’s Form 8-K filed May 12, 2016).

4.8
Third Supplemental Indenture, dated as of May 25, 2018, between Equifax Inc. and the Trustee, including the form of 2021 Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed May 25, 2018).

4.9
Fourth Supplemental Indenture, dated as of May 25, 2018, between Equifax Inc. and the Trustee, including the form of 2023 Note as Exhibit A (incorporated by reference to Exhibit 4.2 to Equifax’s Form 8-K filed May 25, 2018).

4.10
Fifth Supplemental Indenture, dated as of May 25, 2018, between Equifax Inc. and the Trustee, including the form of Floating Rate Note as Exhibit A (incorporated by reference to Exhibit 4.3 to Equifax’s Form 8-K filed May 25, 2018).

4.11
Sixth Supplemental Indenture, dated as of November 19, 2019, between Equifax Inc. and the Trustee, including the form of 2024 Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed November 19, 2019).

4.12
Seventh Supplemental Indenture, dated as of April 27, 2020, between Equifax Inc. and the Trustee, including the form of 2025 Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed April 27, 2020).

4.13
Eighth Supplemental Indenture, dated as of April 27, 2020, between Equifax Inc. and the Trustee, including the form of 2030 Note as Exhibit A (incorporated by reference to Exhibit 4.2 to Equifax's Form 8-K filed April 27, 2020).

4.14	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.14 to Equifax's Form 10-K filed February 20, 2020).

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

Management Contracts and Compensatory Plans or Arrangements

10.1	Form of Director/Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed May 14, 2009).
10.2	Supplemental Retirement Plan for Executives of Equifax Inc. (incorporated by reference to Exhibit 10.6(a) to Equifax’s Form 10-K filed February 24, 2016).
10.3*	Amendment No. 1 to Supplemental Retirement Plan for Executives of Equifax Inc., effective January 1, 2020.
10.4*	Amendment No. 2 to Supplemental Retirement Plan for Executives of Equifax Inc., effective November 4, 2020.
10.5
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
10.7
Equifax Inc. 2008 Omnibus Incentive Plan, as amended and restated effective May 2, 2013 (incorporated by reference to Appendix C to Equifax’s definitive proxy statement on Schedule 14A filed March 20, 2013).

10.8*	Amendment No. 1 to Equifax Inc. 2008 Omnibus Incentive Plan, effective February 6, 2017.
10.9*	Amendment No. 2 to Equifax Inc. 2008 Omnibus Incentive Plan, effective November 4, 2020.
10.10
Form of Non-Qualified Stock Option Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Equifax’s form 10-K filed February 22, 2013).

10.11*	Form of Non-Employee Director Restricted Stock Unit Award Agreement.
10.12*	Equifax Inc. Director Deferred Compensation Plan, as amended through November 5, 2020.
10.13*	Equifax Grantor Trust dated as of January 23, 2014, between Equifax Inc. and Principal Trust Company, Trustee, relating to supplemental deferred compensation and phantom stock benefits.
10.14*	Equifax Inc. Director and Executive Stock Deferral Plan, as amended and restated effective January 1, 2019.
10.15*	Amendment No. 1 to Equifax Inc. Director and Executive Stock Deferral Plan, effective as of November 4, 2020.
10.16	Equifax 2005 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed July 28, 2016).

10.17	Amendment No. 1 to Equifax 2005 Executive Deferred Compensation Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed July 28, 2016).
10.18	Amendment No. 2 to Equifax 2005 Executive Deferred Compensation plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.27 to Equifax’s Form 10-K filed March 1, 2018).
10.19*	Amendment No. 3 to Equifax 2005 Executive Deferred Compensation Plan, effective as of November 4, 2020.
10.20
Form of Non-Qualified Stock Option Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2017) (incorporated by reference to Exhibit 10.4 to Equifax’s Form 10-Q filed April 27, 2017).

10.21	Employment Agreement, dated March 27, 2018, between the Company and Mark W. Begor (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed March 28, 2018).
10.22	Letter Agreement, dated February 4, 2021, between the Company and Mark W. Begor (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed February 9, 2021).
10.23
Form of Restricted Stock Unit Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after March 2018) (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed April 26, 2018).

10.24
Form of Non-Qualified Stock Option Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after March 2018) (incorporated by reference to Exhibit 10.3 to Equifax’s Form 10-Q filed April 26, 2018).

10.25
Form of Performance Share Award Agreement (TSR) (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after March 2018) (incorporated by reference to Exhibit 10.4 to Equifax’s Form 10-Q filed April 26, 2018).

10.26	Equifax Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed February 27, 2019).
10.27	Equifax Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Annex B to Equifax's definitive proxy statement filed on March 27, 2020).

Material Contracts

10.28**
Settlement Agreement and Release dated July 22, 2019 between the Company and the Settlement Class Representatives (as defined therein) (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed July 22, 2019).

10.29**
Stipulated Order for Permanent Injunction and Monetary Judgment dated July 19, 2019 between the Company and the Federal Trade Commission (incorporated by reference to Exhibit 10.2 to Equifax’s Form 8-K filed July 22, 2019).

10.30**
Stipulated Order for Permanent Injunction and Monetary Judgment dated July 19, 2019 between the Company and the Bureau of Consumer Financial Protection (incorporated by reference to Exhibit 10.3 to Equifax’s Form 8-K filed July 22, 2019).

10.31**
Final Judgment and Consent Decree dated July 19, 2019 between the Company and the State of Alabama, with a schedule of the additional jurisdictions in which such agreement (consent decrees) have been approved that are substantially identical in all material respects (incorporated by reference to Exhibit 10.4 to Equifax’s Form 8-K filed July 22, 2019).

Other Exhibits and Certifications

18.1*	Preferability Letter from Independent Registered Public Accounting Firm
21.1*	Subsidiaries of Equifax Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
**Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished as a supplement to the Securities and Exchange Commission upon request.

(c) Financial Statement Schedules. See Item 15(a)(2).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2021.

/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

/s/ Mark L. Feidler
Mark L. Feidler
Director and Non-Executive Chairman

/s/ G. Thomas Hough
G. Thomas Hough
Director

/s/ Robert D. Marcus
Robert D. Marcus
Director

/s/ Siri S. Marshall
Siri S. Marshall
Director

/s/ Scott A. McGregor
Scott A. McGregor
Director

/s/ John A. McKinley
John A. McKinley
Director

/s/ Robert W. Selander
Robert W. Selander
Director

/s/ Melissa D. Smith
Melissa D. Smith
Director

/s/ Audrey Boone Tillman
Audrey Boone Tillman
Director

/s/ Heather Wilson
Heather Wilson
Director

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

2020

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$11.2	$6.3	$—	$(4.6)	$12.9
Deferred income tax asset valuation allowance	379.8	(34.4)	10.1	27.2	382.7
	$391.0	$(28.1)	$10.1	$22.6	$395.6

2019

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$10.9	$5.4	$—	$(5.1)	$11.2
Deferred income tax asset valuation allowance	431.9	(61.9)	(2.0)	11.8	379.8
	$442.8	$(56.5)	$(2.0)	$6.7	$391.0

2018

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$9.1	$5.6	$—	$(3.8)	$10.9
Deferred income tax asset valuation allowance	401.8	(164.0)	(12.3)	206.4	431.9
	$410.9	$(158.4)	$(12.3)	$202.6	$442.8