Form 10-Q
period 2021-03-31
EQUIFAX INC
filed 2021-04-22
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No   ☒

On April 9, 2021, there were 121,702,526 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2021

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, the 2017 cybersecurity incident, improvements in our information technology and data security infrastructure, including as a part of our cloud data and technology transformation, our strategy, our ability to mitigate or manage disruptions posed by COVID-19, the impact of COVID-19 and changes in U.S. and worldwide economic conditions that materially impact consumer spending, consumer debt and employment and the demand for Equifax's products and services, our culture, our ability to innovate, the market acceptance of new products and services and similar statements about our business plans are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as subsequent reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020
(In millions, except per share amounts)
Operating revenue	$1,213.0	$957.9
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	483.3	414.1
Selling, general and administrative expenses	308.8	316.0
Depreciation and amortization	114.3	91.9
Total operating expenses	906.4	822.0
Operating income	306.6	135.9
Interest expense	(37.2)	(30.7)
Other (expense) income, net	(0.9)	51.1
Consolidated income before income taxes	268.5	156.3
Provision for income taxes	(65.6)	(37.5)
Consolidated net income	202.9	118.8
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.3)	(1.9)
Net income attributable to Equifax	$201.6	$116.9
Basic earnings per common share:
Net income attributable to Equifax	$1.66	$0.96
Weighted-average shares used in computing basic earnings per share	121.8	121.3
Diluted earnings per common share:
Net income attributable to Equifax	$1.64	$0.95
Weighted-average shares used in computing diluted earnings per share	123.2	122.6
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2021			2020
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$201.6	$1.3	$202.9	$116.9	$1.9	$118.8
Other comprehensive income (loss):
Foreign currency translation adjustment	10.4	1.0	11.4	(291.0)	(2.2)	(293.2)
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	(0.3)	—	(0.3)	(0.6)	—	(0.6)
Comprehensive income (loss)	$211.7	$2.3	$214.0	$(174.7)	$(0.3)	$(175.0)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$765.9	$1,684.6
Trade accounts receivable, net of allowance for doubtful accounts of $11.8 and $12.9 at March 31, 2021 and December 31, 2020, respectively	708.8	630.6
Prepaid expenses	138.8	104.1
Other current assets	51.5	59.0
Total current assets	1,665.0	2,478.3
Property and equipment:
Capitalized internal-use software and system costs	1,446.0	1,374.5
Data processing equipment and furniture	297.5	299.9
Land, buildings and improvements	245.4	239.1
Total property and equipment	1,988.9	1,913.5
Less accumulated depreciation and amortization	(814.1)	(774.1)
Total property and equipment, net	1,174.8	1,139.4
Goodwill	5,089.3	4,495.8
Indefinite-lived intangible assets	95.2	94.9
Purchased intangible assets, net	1,265.5	997.8
Other assets, net	379.6	405.6
Total assets	$9,669.4	$9,611.8
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$1,100.6	$1,101.1
Accounts payable	173.0	159.1
Accrued expenses	224.1	251.8
Accrued salaries and bonuses	111.2	250.3
Deferred revenue	117.1	108.3
Other current liabilities	615.7	612.5
Total current liabilities	2,341.7	2,483.1
Long-term debt	3,279.1	3,277.3
Deferred income tax liabilities, net	380.7	332.3
Long-term pension and other postretirement benefit liabilities	126.6	130.7
Other long-term liabilities	184.3	178.1
Total liabilities	6,312.4	6,401.5
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at March 31, 2021 and December 31, 2020; Outstanding shares - 121.7 and 121.8 at March 31, 2021 and December 31, 2020, respectively	236.6	236.6
Paid-in capital	1,489.5	1,470.7
Retained earnings	4,342.0	4,185.4
Accumulated other comprehensive loss	(161.3)	(171.4)
Treasury stock, at cost, 67.0 shares and 66.9 shares at March 31, 2021 and December 31, 2020, respectively	(2,582.9)	(2,547.0)
Stock held by employee benefit trusts, at cost, 0.6 shares at March 31, 2021 and December 31, 2020	(5.9)	(5.9)
Total Equifax shareholders’ equity	3,318.0	3,168.4
Noncontrolling interests including redeemable noncontrolling interests	39.0	41.9
Total equity	3,357.0	3,210.3
Total liabilities and equity	$9,669.4	$9,611.8

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In millions)
Operating activities:
Consolidated net income	$202.9	$118.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	116.7	94.3
Stock-based compensation expense	20.7	18.8
Deferred income taxes	23.1	18.5
Loss (gain) on fair market value adjustment of equity investments	11.9	(32.9)
Gain on divestiture	(0.2)	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(65.8)	(83.9)
Other assets, current and long-term	14.7	29.6
Current and long term liabilities, excluding debt	(180.6)	(132.4)
Cash provided by operating activities	143.4	30.8
Investing activities:
Capital expenditures	(113.0)	(88.0)
Acquisitions, net of cash acquired	(862.0)	(48.1)
Cash received from divestiture	1.5	—
Cash used in investing activities	(973.5)	(136.1)
Financing activities:
Net short-term borrowings	(0.7)	0.2
Borrowings on long-term debt	—	125.0
Treasury stock purchases	(34.1)	—
Dividends paid to Equifax shareholders	(47.5)	(47.3)
Dividends paid to noncontrolling interests	(0.7)	(0.3)
Proceeds from exercise of stock options and employee stock purchase plan	6.6	16.7
Payment of taxes related to settlement of equity awards	(8.6)	—
Purchase of redeemable noncontrolling interests	(3.6)	—
Debt issuance costs	—	(1.6)
Cash (used in) provided by financing activities	(88.6)	92.7
Effect of foreign currency exchange rates on cash and cash equivalents	—	(18.8)
Decrease in cash and cash equivalents	(918.7)	(31.4)
Cash and cash equivalents, beginning of period	1,684.6	401.3
Cash and cash equivalents, end of period	$765.9	$369.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Three Months Ended March 31, 2021

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2020	121.8	$236.6	$1,470.7	$4,185.4	$(171.4)	$(2,547.0)	$(5.9)	$41.9	$3,210.3
Net income	—	—	—	201.6	—	—	—	1.3	202.9
Other comprehensive income	—	—	—	—	10.1	—	—	1.0	11.1
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.1	—	(0.3)	—	—	(1.8)	—	—	(2.1)
Treasury stock purchased under share repurchase program*	(0.2)	—	—	—	—	(34.1)	—	—	(34.1)
Cash dividends ($0.39 per share)	—	—	—	(47.7)	—	—	—	—	(47.7)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	20.7	—	—	—	—	—	20.7
Redeemable noncontrolling interest adjustment	—	—	—	2.7	—	—	—	(2.7)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Purchases of noncontrolling interests	—	—	(1.8)	—	—	—	—	(1.8)	(3.6)
Balance, March 31, 2021	121.7	$236.6	$1,489.5	$4,342.0	$(161.3)	$(2,582.9)	$(5.9)	$39.0	$3,357.0

* At March 31, 2021, $556.0 million was available for future purchases of common stock under our share repurchase authorization.

For the Three Months Ended March 31, 2020

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2019	121.2	$236.6	$1,405.1	$3,854.6	$(354.4)	$(2,557.4)	$(5.9)	$44.3	$2,622.9
Net income	—	—	—	116.9	—	—	—	1.9	118.8
Other comprehensive loss	—	—	—	—	(291.6)	—	—	(2.2)	(293.8)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	7.6	—	—	3.5	—	—	11.1
Cash dividends ($0.39 per share)	—	—	—	(47.5)	—	—	—	—	(47.5)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	18.8	—	—	—	—	—	18.8
Redeemable noncontrolling interest adjustment	—	—	—	0.4	—	—	—	(0.4)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Cumulative adjustment from change in accounting principle	—	—	—	(0.4)	—	—	—	—	(0.4)
Other	—	—	(0.1)	0.1	—	—	—	—	—
Balance, March 31, 2020	121.4	$236.6	$1,431.6	$3,924.1	$(646.0)	$(2,553.9)	$(5.9)	$43.3	$2,429.8

Accumulated Other Comprehensive Loss consists of the following components:

	March 31, 2021	December 31, 2020
	(In millions)
Foreign currency translation	$(158.0)	$(168.4)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $0.6 and $0.5 at March 31, 2021 and December 31, 2020, respectively	(2.3)	(2.0)
Cash flow hedging transactions, net of accumulated tax of $0.6 and $0.7 at March 31, 2021 and December 31, 2020, respectively	(1.0)	(1.0)
Accumulated other comprehensive loss	$(161.3)	$(171.4)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, analyze and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of March 31, 2021, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil.

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

Basis of Presentation.  The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of SEC Regulation S-X. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

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

	Three Months Ended March 31,
	2021	2020
	(In millions)
Weighted-average shares outstanding (basic)	121.8	121.3
Effect of dilutive securities:
Stock options and restricted stock units	1.4	1.3
Weighted-average shares outstanding (diluted)	123.2	122.6

For the three months ended March 31, 2021 and 2020, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for similar publicly traded instruments and for non-publicly traded instruments through valuation techniques involving observable inputs based on the specific characteristics of the debt instrument. As of March 31, 2021 and December 31, 2020, the fair value of our long-term debt, including the current portion, was $4.7 billion and $4.8 billion, respectively, compared to its carrying value of $4.4 billion and $4.4 billion, respectively.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed various acquisitions during the three months ended March 31, 2021 and the year ended December 31, 2020. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in these acquisitions were internally or externally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and is adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
	2021	2020
	(In millions)
Allowance for doubtful accounts, beginning of period	$12.9	$11.2
Current period bad debt (recoveries) expense	(0.3)	2.5
Write-offs, net of recoveries	(0.8)	(0.3)
Allowance for doubtful accounts, end of period	$11.8	$13.4

Other Current Assets. Other current assets on our Consolidated Balance Sheets include amounts receivable from tax authorities. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2021, these assets were approximately $17.9 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent the Company’s operating lease right-of-use assets, our investments in unconsolidated affiliates, employee benefit trust assets, and assets related to life insurance policies covering certain officers of the Company.

Equity Investment. We record our equity investment in Brazil within Other Assets at fair value, using observable Level 1 inputs. The carrying value of the investment has been adjusted to $106.0 million as of March 31, 2021 based on quoted market prices as of the date noted above, resulting in an unrealized loss of $11.9 million for the three months ended March 31, 2021. All unrealized gains or losses on the investment are recorded in Other income (expense), net within the Consolidated Statements of Income.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of operating lease liabilities and various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 6. Other current liabilities also include corresponding amounts of other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2021, these funds were approximately $17.9 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Recent Accounting Pronouncements. In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting, caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. We are still evaluating the impact, but do not expect the adoption of the standard to have a material impact on our Consolidated Financial Statements.

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2021	2020	$	%
	(In millions)
Verification Services	$385.2	$220.2	$165.0	75%
Employer Services	95.7	81.4	14.3	17%
Total Workforce Solutions	480.9	301.6	179.3	59%
Online Information Solutions	302.0	252.8	49.2	19%
Mortgage Solutions	54.1	42.8	11.3	27%
Financial Marketing Services	53.3	47.6	5.7	12%
Total U.S. Information Solutions	409.4	343.2	66.2	19%
Asia Pacific	86.9	69.7	17.2	25%
Europe	68.7	66.4	2.3	3%
Latin America	41.6	43.2	(1.6)	(4)%
Canada	44.1	36.7	7.4	20%
Total International	241.3	216.0	25.3	12%
Global Consumer Solutions	81.4	97.1	(15.7)	(16)%
Total operating revenue	$1,213.0	$957.9	$255.1	27%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of March 31, 2021 inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$38.3
1 to 3 years	37.5
3 to 5 years	21.1
Thereafter	41.4
Total remaining performance obligation	$138.3

3. ACQUISITIONS AND INVESTMENTS

2021 Acquisitions and Investments. On February 10, 2021, the Company acquired 100% of the ordinary shares of Kount, a provider of fraud prevention and digital identity solutions for $640 million within the USIS business unit. Additionally in the first quarter of 2021, the Company acquired 100% of HIREtech and i2Verify within the Workforce Solutions business unit as well as a small acquisition and purchase of the remaining noncontrolling interest of a business within our International business unit. All of these acquisitions expand the Company's data assets as well as product offerings. The purchase price allocations for these acquisitions are not yet finalized and open areas related to measurement of intangible assets, income taxes and working capital, as well as the assignment of goodwill recognized in the transactions to the appropriate reporting units. For the Workforce Solutions acquisitions, management estimated the allocation of purchased intangible assets and goodwill based on an analysis of previous acquisitions. Accordingly, adjustments will be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

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

Changes in the amount of goodwill for the three months ended March 31, 2021, are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Global Consumer Solutions	Total

Balance, December 31, 2020	$1,010.7	$1,286.7	$2,007.9	$190.5	$4,495.8
Acquisitions	128.2	433.1	18.4	—	579.7
Foreign currency translation	—	—	13.1	2.0	15.1
Divestitures	—	—	(1.3)	—	(1.3)
Balance, March 31, 2021	$1,138.9	$1,719.8	$2,038.1	$192.5	$5,089.3

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2020. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the three months ended March 31, 2021.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer information files acquired primarily through the purchase of independent credit reporting agencies in the U.S., Canada and Australia. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2020 Form 10-K.

Purchased intangible assets at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,145.1	$(417.4)	$727.7	$913.7	$(399.2)	$514.5
Acquired software and technology	44.5	(32.5)	12.0	115.3	(106.6)	8.7
Customer relationships	686.2	(339.3)	346.9	680.1	(331.4)	348.7
Proprietary database	201.2	(36.0)	165.2	148.6	(30.7)	117.9
Non-compete agreements	9.3	(3.5)	5.8	6.5	(3.5)	3.0
Trade names and other intangible assets	18.0	(10.1)	7.9	14.4	(9.4)	5.0
Total definite-lived intangible assets	$2,104.3	$(838.8)	$1,265.5	$1,878.6	$(880.8)	$997.8

Amortization expense related to purchased intangible assets was $39.4 million and $35.0 million during the three months ended March 31, 2021 and 2020, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at March 31, 2021 is as follows:

Years ending December 31,	Amount (1)
(In millions)
2021	$119.8
2022	155.1
2023	149.7
2024	141.2
2025	137.8
Thereafter	561.9
$1,265.5

(1)Future amortization expense amounts are subject to change as we finalize purchase price allocations.

5. DEBT

Debt outstanding at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
	(In millions)
Notes, 2.30%, due June 2021	$500.0	$500.0
Notes, 3.60%, due August 2021	300.0	300.0
Notes, Floating Rate, due August 2021	300.0	300.0
Notes, 3.30%, due December 2022	500.0	500.0
Notes, 3.95%, due June 2023	400.0	400.0
Notes, 2.60%, due December 2024	750.0	750.0
Notes, 2.60%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 3.1%, due May 2030	600.0	600.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	1.4	2.2
Total debt	4,401.4	4,402.2
Less short-term debt and current maturities	(1,100.6)	(1,101.1)
Less unamortized discounts and debt issuance costs	(21.7)	(23.8)
Total long-term debt, net	$3,279.1	$3,277.3

2.6% and 3.1% Senior Notes. On April 22, 2020, we issued $400.0 million aggregate principal amount of 2.6% five-year Senior Notes due 2025 (the "2025 Notes") and $600.0 million aggregate principal amount of 3.1% ten-year Senior Notes due 2030 (the "2030 Notes") in an underwritten public offering. Interest on the 2025 Notes accrues at a rate of 2.6% per year and is payable semi-annually in arrears on June 15 and December 15 of each year. Interest on the 2030 Notes accrues at a rate of 3.1% per year and is payable semi-annually in arrears on May 15 and November 15 of each year. The net proceeds of the sale of the notes were used to repay borrowings under a $225.0 million receivables funding facility (“Receivables Facility”) that was terminated in November 2020, while the remaining funds are intended for general corporate purposes, which may include the repayment of a portion of the 2021 debt maturities or borrowings under our Revolver. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2025 Notes and 2030 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Senior Credit Facility.  In September 2018, the Company entered into a $1.1 billion five-year unsecured revolving credit facility with a group of financial institutions, which will mature in September 2023 (the “Revolver”). The Revolver replaced the Company’s previous $900.0 million unsecured revolving credit facility that was scheduled to mature in November 2020. Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.6 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. As of March 31, 2021, there were $0.7 million of letters of credit outstanding, no principal drawn amounts under the Revolver, and no commercial paper borrowings. Availability under the Revolver was $1.1 billion at March 31, 2021.

Commercial Paper Program.  In the second quarter of 2019, we increased our commercial paper program to $1.1 billion. Our commercial paper program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings may bear interest at either a floating rate or a fixed rate, plus the applicable margin. Maturities of commercial paper can range from overnight to 397 days. Because the commercial paper is backstopped by our Revolver, the amount of commercial paper which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At March 31, 2021, there were no outstanding commercial paper notes.

For additional information about our debt agreements, see Note 5 of the Notes to Consolidated Financial Statements in our 2020 Form 10-K.

6. COMMITMENTS AND CONTINGENCIES

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

Consumer Settlement. On July 19, 2019 and July 22, 2019, we entered into multiple agreements that resolve the U.S. consolidated consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (the “U.S. Consumer MDL Litigation”), and the investigations of the FTC, the CFPB, the Attorneys General of 48 states, the District of Columbia and Puerto Rico and the NYDFS (collectively, the “Consumer Settlement”). Under the terms of the Consumer Settlement, the Company will contribute $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident as well as to pay reasonable attorneys’ fees and reasonable costs and expenses for the plaintiffs’ counsel in the U.S. Consumer MDL Litigation (not to exceed $80.5 million), settlement administration costs and notice costs. The Company has agreed to contribute up to an additional $125.0 million to the Consumer Restitution Fund to cover certain unreimbursed costs and expenditures incurred by affected U.S. consumers in the event the $380.5 million in the Consumer Restitution Fund is exhausted. The Company also agreed to various business practice commitments related to consumer assistance and its information security program, including conducting third party assessments of its information security program.

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

Guarantees and General Indemnifications

We may issue standby letters of credit and performance and surety bonds in the normal course of business. The aggregate notional amounts of all performance and surety bonds and standby letters of credit was not material at March 31, 2021 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business was not material at March 31, 2021. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management variable interest entity under its commercial agreements.

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

Contingencies

In addition to the matters set forth above, we are involved in legal and regulatory matters, government investigations, claims and litigation arising in the ordinary course of business. We periodically assess our exposure related to these matters based on the information that is available. We have recorded accruals in our Consolidated Financial Statements for those matters in which it is probable that we have incurred a loss and the amount of the loss, or range of loss, can be reasonably estimated.

For additional information about these and other commitments and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in our 2020 Form 10-K.

7. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2017 with a few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $7.0 million.

Effective Tax Rate

Our effective income tax rate is 24.4% for the three months ended March 31, 2021, compared to 24.0% for the three months ended March 31, 2020. Our effective tax rate was slightly higher during the first quarter of 2021 as compared to 2020 due to a slightly greater foreign income tax rate differential and lower forecasted research and development credits in 2021.

In the first quarter of 2020, the adverse economic effects of the COVID-19 pandemic caused the Company to reassess the need for valuation allowances against deferred tax assets. As a result of this analysis, the Company determined it was necessary to place valuation allowances against deferred tax assets of certain subsidiaries. The total amount of the valuation allowances recorded in the first quarter of 2020 was approximately $7.0 million.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three months ended March 31, 2021, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2020	$(168.4)	$(2.0)	$(1.0)	$(171.4)
Other comprehensive loss before reclassifications	10.4	—	—	10.4
Amounts reclassified from accumulated other comprehensive loss	—	(0.3)	—	(0.3)
Net current-period other comprehensive (loss) income	10.4	(0.3)	—	10.1
Balance, March 31, 2021	$(158.0)	$(2.3)	$(1.0)	$(161.3)

Changes in accumulated other comprehensive loss related to noncontrolling interests were not material as of March 31, 2021.

9. RESTRUCTURING CHARGES

    In the fourth quarter of 2020, we recorded $31.9 million ($24.3 million, net of tax) of restructuring charges, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and primarily relate to a reduction in headcount. To date, we have paid $14.1 million of the 2020 restructuring costs with $10.1 million of it paid during the three months ended March 31, 2021. The remaining future payments are expected to be completed later in 2021.

10. SEGMENT INFORMATION

Reportable Segments.  We manage our business and report our financial results through the following four reportable segments, which are the same as our operating segments:

–Workforce Solutions
–U.S. Information Solutions (“USIS”)
–International
–Global Consumer Solutions (“GCS”)

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2020 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding unusual or infrequent items, if any. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. Inter-segment sales and transfers are not material for all periods presented. All transactions between segments are accounted for at fair market value or cost depending on the nature of the transaction, and no timing differences occur between segments.

A summary of segment products and services is as follows:

Workforce Solutions.  This segment includes employment, income and social security number verification services as well as complementary payroll-based transaction services and employment tax management services.

U.S. Information Solutions.  This segment includes consumer and commercial information services (such as credit information and credit scoring, credit modeling services and portfolio analytics (decisioning tools), which are derived from our databases of business credit and financial information, locate services, fraud detection and prevention services, identity verification services and other consulting services); mortgage loan origination services; financial marketing services; and identity management.

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

Operating revenue and operating income by operating segment during the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
(In millions)	March 31,
Operating revenue:	2021	2020
Workforce Solutions	$480.9	$301.6
U.S. Information Solutions	409.4	343.2
International	241.3	216.0
Global Consumer Solutions	81.4	97.1
Total operating revenue	$1,213.0	$957.9

	Three Months Ended
(In millions)	March 31,
Operating income:	2021	2020
Workforce Solutions	$264.8	$133.5
U.S. Information Solutions	139.7	107.6
International	27.8	15.3
Global Consumer Solutions	14.0	13.1
General Corporate Expense	(139.7)	(133.6)
Total operating income	$306.6	$135.9

Total assets by operating segment at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
(In millions)	2021	2020
Total assets:
Workforce Solutions	$1,842.1	$1,601.3
U.S. Information Solutions	2,848.2	2,177.1
International	3,385.6	3,368.3
Global Consumer Solutions	329.2	319.1
General Corporate	1,264.3	2,146.0
Total assets	$9,669.4	$9,611.8

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
We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the United Kingdom, or U.K., Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland, Chile, Costa Rica and India. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil.
Recent Events and Company Outlook
As further described in our 2020 Form 10-K, we operate in the United States, which represented 78% of our revenue in 2020, and internationally in 24 countries. Our products and services span a wide variety of vertical markets including financial services, mortgage, federal, state and local governments, automotive, telecommunications and many others.
On March 11, 2020, the World Health Organization designated the novel coronavirus disease (“COVID-19”) as a global pandemic. The impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results in the first quarter of 2020. During 2020, the impact on the operating results in each country in which we operate differed based on the conditions and the vertical markets we serve in that country with the impact of the pandemic experienced most severely by our International business. In the first quarter of 2021, as efforts to minimize the spread of COVID-19 have been more successful and access to vaccinations has increased, our consolidated revenue grew when compared to 2020, reflecting strong U.S. mortgage market demand, recovering country economies, Equifax-led initiative growth and, to a lesser extent, revenue from acquired companies. A more thorough discussion of our business unit results are included under the heading “Segment Results” in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of this Form 10-Q. We are unable to determine the severity or duration of the impact of the COVID-19 pandemic on the individual markets in the countries we serve or how this impact will change with time. Although consolidated revenue has grown during the first quarter of 2021 when compared to 2020, due to the uncertain effects on the global economy caused by the impact of COVID-19, the impact on our future results of operations related to the COVID-19 pandemic are unclear.

We expect that the global COVID-19 pandemic will continue to impact our business and results of operations. While the COVID-19 pandemic affects the countries in which we operate, our critical priorities remain as follows:

(i)the health and safety of our employees and their families;
(ii)providing support to consumers;
(iii)helping our customers execute their changing business plans by providing innovative solutions combining our unique data assets and leading analytical and technology capabilities; and
(iv)executing on our cloud technology, data and security transformation per our previously stated plans.
In jurisdictions where local restrictions were implemented to prevent the further spread of the virus allow, our employees can work from their assigned offices, with limits placed on the number of employees on site at one time. For employees working at our offices and facilities, we have instituted social distancing protocols, increased the level of cleaning and sanitizing in those facilities and undertaken other actions to make these sites safer. We have also substantially reduced employee travel to only essential business needs. As part of our business continuity plans, we are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. If public health authorities dictate further measures to limit further spread of the virus, we may need to reinstate our business continuity plans in certain countries or regions in which we operate. As of the date of this filing, we do not believe our work from home and return to office protocol have materially adversely impacted our internal controls, financial reporting systems or our operations.
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
As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs. We have significantly limited the addition of new employees and third party contracted services, eliminated all travel except where necessary to meet customer or regulatory needs, and acted to limit discretionary spending. The pace of recovery of the global economy from the COVID-19 induced recession remains uncertain and may affect certain markets or regions we serve differently. Any future asset impairment charges, increase in allowance for doubtful accounts, or restructuring charges could be more likely and will be dependent on the severity and duration of this crisis.
In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that COVID-19 could have on our financial condition and operating results remains highly uncertain.
For more information, see “Item 1A. Risk Factors—Our business has been and will continue to be negatively impacted by the recent COVID-19 outbreak,” in our 2020 Form 10-K.
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
As a result of the 2017 cybersecurity incident, we were subject to a significant number of proceedings and investigations as described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q. We did not record any settlement expenses related to the resolution of these proceedings and investigations for the three months ended March 31, 2021 and 2020. To date, we have recorded legal settlement expenses, net of insurance recoveries, of $800.9 million in selling, general, and administrative expenses in our Consolidated Statements of Income (Loss). As of March 31, 2021, $345.0 million is outstanding on the Consolidated Balance Sheet within other current liabilities related to the U.S. Consumer MDL Litigation. The amounts accrued represent our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25.
Future Costs
We are currently executing substantial initiatives in security and consumer support, and a company-wide transformation of our technology platforms to cloud based technologies, which we refer to as our technology transformation, and incurred substantially increased expenses and capital expenditures in 2018, 2019 and 2020 related to these initiatives. We expect to continue to continue to incur additional expenses and capital expenditures in the remainder of 2021 related to these initiatives, although at reduced levels compared to those incurred in 2020.

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

The USIS segment consists of three service lines: Online Information Solutions, Mortgage Solutions, and Financial Marketing Services. Online Information Solutions and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer and commercial credit reporting and scoring, identity management, fraud detection and modeling services. USIS also markets certain decisioning software services that facilitate and automate a variety of consumer and commercial credit-oriented decisions. Financial Marketing Services revenue is principally project and subscription based and is derived from our sales of batch credit and consumer wealth information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. Approximately 79% and 76% of our revenue was generated in the U.S. during the three months ended March 31, 2021 and 2020, respectively.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2021 and 2020 were as follows:

	Key Performance Indicators
	Three Months Ended March 31,
	2021	2020
	(In millions, except per share data)
Operating revenue	$1,213.0	$957.9
Operating revenue change	27%	13%
Operating income	$306.6	$135.9
Operating margin	25.3%	14.2%
Net income attributable to Equifax	$201.6	$116.9
Diluted earnings per share	$1.64	$0.95
Cash provided by operating activities	$143.4	$30.8
Capital expenditures*	$(107.4)	$(89.4)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•We repurchased 0.2 million shares of our common stock on the open market for $34.1 million during the first three months of 2021. At March 31, 2021, $556.0 million was available for future purchases of common stock under our share repurchase authorization.

•We paid out $47.5 million or $0.39 per share in dividends to our shareholders during the first three months of 2021.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2021	2020	$	%
	(In millions)
Workforce Solutions	$480.9	$301.6	$179.3	59%
U.S. Information Solutions	409.4	343.2	66.2	19%
International	241.3	216.0	25.3	12%
Global Consumer Solutions	81.4	97.1	(15.7)	(16)%
Consolidated operating revenue	$1,213.0	$957.9	$255.1	27%

Revenue increased by $255.1 million, or 27%, for the first quarter of 2021 compared to the same period in 2020. Total revenue was positively impacted by foreign exchange rates, which increased revenue by $19.3 million, or 2%, in the first quarter of 2021, compared to the same period in 2020.

Revenue in the first quarter of 2021 increased primarily due to growth in our Workforce Solutions and USIS businesses, due to strong U.S. mortgage related revenue and a return to growth in non-mortgage related revenue. Our International business also returned to growth in the quarter. These increases were partially offset by declines in GCS.

Operating Expenses

	Three Months Ended March 31,		Change
Consolidated Operating Expenses	2021	2020	$	%
	(In millions)
Consolidated cost of services	$483.3	$414.1	$69.2	17%
Consolidated selling, general and administrative expenses	308.8	316.0	(7.2)	(2)%
Consolidated depreciation and amortization expense	114.3	91.9	22.4	24%
Consolidated operating expenses	$906.4	$822.0	$84.4	10%

Cost of services increased $69.2 million for the first quarter of 2021, compared to the same period in 2020. The increase was primarily due to higher royalty and production costs, which includes third party cloud usage fees. The impact of changes in foreign exchange rates on costs of services led to an increase of $10.6 million in the first quarter of 2021, compared to the same period in 2020.

Selling, general and administrative expenses decreased $7.2 million for the first quarter of 2021, compared to the same period in 2020. The decrease was due to lower incremental technology and data security costs as well as lower business travel costs, partially offset by higher people costs. The impact of changes in foreign currency exchange rates increased selling, general and administrative expenses by $3.9 million for the first quarter of 2021, compared to the same period in 2020.

Depreciation and amortization expense increased $22.4 million for the first quarter of 2021, compared to the same period in 2020. The increases are due to the higher amortization of capitalized internal-use software and system costs from technology transformation capital spending incurred in prior years, as well as higher amortization of acquisition costs.

Operating Income and Operating Margin

	Three Months Ended March 31,		Change
Consolidated Operating Income	2021	2020	$	%
	(In millions)
Consolidated operating revenue	$1,213.0	$957.9	$255.1	27%
Consolidated operating expenses	906.4	822.0	84.4	10%
Consolidated operating income	$306.6	$135.9	$170.7	126%
Consolidated operating margin	25.3%	14.2%		11.1	pts

Total company operating margin increased by 11.1 percentage points for the first quarter of 2021, compared to the same period in 2020. The margin increase is due to increased revenue and a decrease in incremental technology and data security costs, partially offset by increased royalty and production costs, as well as depreciation expense.

Interest Expense and Other (Expense) Income, net

	Three Months Ended March 31,		Change
Consolidated Interest Expense and Other Income, net	2021	2020	$	%
	(In millions)
Consolidated interest expense	$(37.2)	$(30.7)	$(6.5)	21%
Consolidated other (expense) income, net	(0.9)	51.1	(52.0)	nm
Average cost of debt	3.4%	3.6%
Total consolidated debt, net, at quarter end	$4,379.7	$3,508.2	$871.5	25%
nm - not meaningful

Interest expense increased by $6.5 million for the first quarter of 2021, compared to the same period in 2020. The increase is due to the issuance of $1.0 billion senior notes in April 2020.

Other (expense) income, net, decreased by $52.0 million for the first quarter of 2021, compared to the same period in 2020. The decrease is due to a $32.9 million gain recorded in the first quarter of 2020 related to a fair value adjustment resulting from the acquisition of the remaining minority interest of our India joint venture, and in the first quarter of 2021 a loss of $11.9 million due to an unrealized fair value adjustment of our investment in Brazil, as well as foreign currency impacts of certain intercompany loans.

Income Taxes

	Three Months Ended March 31,		Change
Consolidated Provision for Income Taxes	2021	2020	$	%
	(In millions)
Consolidated provision for income taxes	$(65.6)	$(37.5)	$(28.1)	75%
Effective income tax rate	24.4%	24.0%

Our effective income tax rate was 24.4% for the three months ended March 31, 2021, compared to 24.0% for the three months ended March 31, 2020. Our effective tax rate was slightly higher during the first quarter of 2021 as compared to 2020 due to a slightly greater foreign income tax rate differential and lower forecasted research and development credits in 2021.

Net Income

	Three Months Ended March 31,		Change
Consolidated Net Income	2021	2020	$	%
	(In millions, except per share amounts)
Consolidated operating income	$306.6	$135.9	$170.7	126%
Consolidated other (expense) income, net	(38.1)	20.4	(58.5)	(287)%
Consolidated provision for income taxes	(65.6)	(37.5)	(28.1)	75%
Consolidated net income	202.9	118.8	84.1	71%
Net income attributable to noncontrolling interests	(1.3)	(1.9)	0.6	30%
Net income attributable to Equifax	$201.6	$116.9	$84.7	72%
Diluted earnings per common share:
Net income attributable to Equifax	$1.64	$0.95	$0.69	72%
Weighted-average shares used in computing diluted earnings per share	123.2	122.6

Consolidated net income increased by $84.1 million for the first quarter of 2021, compared to the same period in 2020. The increase for the first quarter of 2021 is due to increased operating income resulting from the increase in revenue, partially offset by the reduction in other (expense) income, net, as well as higher tax expense.

Segment Financial Results

Workforce Solutions

	Three Months Ended March 31,		Change
Workforce Solutions	2021	2020	$	%
	(In millions)
Operating revenue:
Verification Services	$385.2	$220.2	$165.0	75%
Employer Services	95.7	81.4	14.3	17%
Total operating revenue	$480.9	$301.6	$179.3	59%
% of consolidated revenue	40%	31%
Total operating income	$264.8	$133.5	$131.3	98%
Operating margin	55.1%	44.3%		10.8	pts

Workforce Solutions revenue increased by 59% for the first quarter of 2021, compared to the same period in 2020. The increase was due to strong growth in Verification Services driven by growth in mortgage. There was also growth in Employer Services due to increases in unemployment claims management during the first quarter of 2021 as compared to the prior year period.

Verification Services

Revenue increased by 75% for the first quarter of 2021, compared to the same period in 2020, due to strong growth in the mortgage vertical and, to a lesser extent, talent solutions vertical both supported by continued addition of new records to The Work Number database.

Employer Services

Revenue increased by 17% for the first quarter of 2021, compared to the same period in 2020, due to increases in our unemployment claims management services, as U.S. unemployment claims increased due to the economic impact of COVID-19 on the U.S. economy.

Workforce Solutions Operating Margin

Operating margin increased to 55.1% for the first quarter of 2021 from 44.3% for the first quarter of 2020. The increased margin was due to an increase in revenue, partially offset by increases in royalty and production costs.

USIS

	Three Months Ended March 31,		Change
U.S. Information Solutions	2021	2020	$		%
	(In millions)
Operating revenue:
Online Information Solutions	$302.0	$252.8	$49.2		19%
Mortgage Solutions	54.1	42.8	11.3		27%
Financial Marketing Services	53.3	47.6	5.7		12%
Total operating revenue	$409.4	$343.2	$66.2		19%
% of consolidated revenue	34%	36%
Total operating income	$139.7	$107.6	$32.1		30%
Operating margin	34.1%	31.4%		2.7	pts

USIS revenue increased by 19% for the first quarter 2021, compared to the same period in 2020, due to improvements in our core credit decisioning services and mortgage solutions volumes related to the continued strength of the U.S. mortgage market in 2021.

Online Information Solutions

Revenue increased by 19% for the first quarter of 2021, compared to the same period in 2020. The increase was due to improved core credit decisioning services volumes related to improvements in the mortgage market as well as revenue related to the Kount acquisition. Also, we are beginning to see growth year over year related to non-mortgage online revenue, which started to decline in the second quarter of 2020 due to the economic impact of COVID-19.

Mortgage Solutions

Revenue increased by 27% for the first quarter of 2021, compared to the same period in 2020, due to increased mortgage market transaction volumes.

Financial Marketing Services

Revenue increased by 12% for the first quarter of 2021, compared to the same period in 2020, as customers have increased marketing activities as the U.S. economy continues its recovery from the economic impact of COVID-19, which began in the second half of March 2020.

USIS Operating Margin

USIS operating margin increased to 34.1% in the first quarter of 2021 from 31.4% in the first quarter of 2020. The margin increase during the first quarter of 2021 was due to an increase of revenue and a decrease in incremental technology and data security costs, partially offset by an increase in royalty, depreciation and production costs.

International

	Three Months Ended March 31,		Change
International	2021	2020	$		%
	(In millions)
Operating revenue:
Asia Pacific	$86.9	$69.7	$17.2		25%
Europe	68.7	66.4	2.3		3%
Latin America	41.6	43.2	(1.6)		(4)%
Canada	44.1	36.7	7.4		20%
Total operating revenue	$241.3	$216.0	$25.3		12%
% of consolidated revenue	20%	23%
Total operating income	$27.8	$15.3	$12.5		82%
Operating margin	11.5%	7.1%		4.4	pts

International revenue increased by 12% for the first quarter of 2021, compared to the same period in 2020. On a local currency basis, revenue increased by 3% for the first quarter of 2021, driven by increases in Asia Pacific, Canada and Latin America, partially offset by declines in Europe. Local currency fluctuations against the U.S. dollar positively impacted revenue by $18.5 million, or 9%, for the first quarter of 2021.

Asia Pacific

On a local currency basis, revenue increased by 7% for the first quarter of 2021, compared to the same period in 2020. The increase in revenue for the first quarter of 2021 was driven by growth in our commercial business in Australia. Local currency fluctuations against the U.S. dollar positively impacted revenue by $12.6 million, or 18%, for the first quarter of 2021. Reported revenue increased by 25% for the first quarter of 2021, compared to the same period in 2020.

Europe

On a local currency basis, revenue decreased by 5% for the first quarter of 2021, compared to the same period in 2020. The decrease was mainly in the consumer vertical driven by the lower economic activity in the U.K. and Spain. Our debt management vertical was also negatively affected as government agencies temporarily halted placing debt amidst the COVID-19 pandemic. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $5.3 million, or 8%, for the first quarter 2021. Reported revenue increased by 3% for the first quarter of 2021, compared to the same period in 2020.

Latin America

On a local currency basis, revenue increased by 1% for the first quarter of 2021, compared to the same period in 2020. The increase was driven by price increases in Argentina, partially offset by continued negative impacts of COVID-19 across the entire region. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.0 million, or 5%, for the first quarter of 2021, primarily from Argentina and partially offset by Chile. Reported revenue decreased by 4% for the first quarter of 2021, compared to the same period in 2020.

Canada

On a local currency basis, revenue increased by 13% for the first quarter of 2021, compared to the same period in 2020. The increase for the first quarter of 2021 is primarily due to growth in the consumer, commercial and analytics verticals, as Canada continues to recover from the negative impacts of COVID-19. Local currency fluctuations against the U.S. dollar positively impacted revenue by $2.7 million, or 7%, for the first quarter of 2021. Reported revenue increased by 20% for the first quarter of 2021, compared to the same period in 2020.

International Operating Margin

Operating margin increased to 11.5% for the first quarter of 2021 from 7.1% in the first quarter of 2020. The increased margin for the first quarter of 2021 is due to the increased revenue mentioned above, lower level of technology and data security costs and discretionary expense control across all geographies, partially offset by increased people costs, depreciation expense and production costs.

Global Consumer Solutions

	Three Months Ended March 31,		Change
Global Consumer Solutions	2021	2020	$	%
	(In millions)
Total operating revenue	$81.4	$97.1	$(15.7)	(16)%
% of consolidated revenue	6%	10%
Total operating income	$14.0	$13.1	$0.9	7%
Operating margin	17.2%	13.5%		3.7	pts

Revenue decreased by 16% for the first quarter of 2021, compared to the same period in 2020. On a local currency basis, revenue decreased by 17% for the first quarter of 2021. The reduction in revenue was driven by decreases in partner revenue, partially offset by growth in the direct to consumer business due to strong consumer subscription performance in North America. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.8 million, or 1%, for the first quarter results for 2021.

Global Consumer Solutions Operating Margin

Operating margin increased to 17.2% for the first quarter of 2021 from 13.5% in the first quarter of 2020. The increased margin in the first quarter of 2021 was due to a reduction in partner royalty costs and decrease in technology development costs, partially offset by increased depreciation expense and production costs.

General Corporate Expense

	Three Months Ended March 31,		Change
General Corporate Expense	2021	2020	$	%
	(In millions)
General corporate expense	$139.7	$133.6	$6.1	5%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, security, data and analytics, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense increased by $6.1 million for the first quarter of 2021, compared to the same period in 2020. The increase in the first quarter is due to an increase in people costs and depreciation expense, partially offset by a decrease in incremental technology and data security costs.

LIQUIDITY AND FINANCIAL CONDITION

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. We continue to generate substantial cash from operating activities, remain in a strong financial position, and manage our capital structure to meet short and long-term objectives including reinvestment in existing businesses and strategic acquisitions.

Sources and Uses of Cash

Funds generated by operating activities, our Revolver and related commercial paper program, more fully described below, are our most significant sources of liquidity. At March 31, 2021, we had $0.8 billion in cash balances, as well as $1.1 billion available to borrow under our Revolver.

The Company has and expects to make payments to resolve certain legal proceedings and investigations related to the 2017 cybersecurity incident, described more fully in Part II, “Item 1. Legal Proceedings” in this Form 10-Q. Through March 31, 2021, the Company has made payments of $443.3 million for legal settlements related to the 2017 cybersecurity incident. The remaining $345.0 million to be paid to the Consumer Restitution Fund will be made after a final adjudication affirming the U.S. Consumer MDL Litigation settlement or dismissal of the pending appeals. Although we expect this payment and the remaining settlement payments to be made later in 2021, we can give no assurance that these payments will occur in 2021 due to pending approvals or appeals. As a result of the possible payments that could be made in 2021 related to the losses associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident and other requirements, funds generated by operating activities may not be sufficient to fund working capital and other cash requirements, including for acquisitions and share repurchases, throughout 2021. Our plan is to finance the payments with existing cash balances and borrowing capacity, as necessary.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of March 31, 2021, we held $250.8 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2021	2020	2021 vs. 2020
	(In millions)
Operating activities	$143.4	$30.8	$112.6
Investing activities	$(973.5)	$(136.1)	$(837.4)
Financing activities	$(88.6)	$92.7	$(181.3)

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2021 increased by $112.6 million compared the prior year period due to increased net income.

Investing Activities

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash used in:	2021	2020	2021 vs. 2020
	(In millions)
Capital expenditures*	$(113.0)	$(88.0)	$(25.0)
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

Capital expenditures paid in the first three months of 2021 increased by $25.0 million from the same period in 2020. We are continuing to invest in enhanced technology systems and infrastructure as part of our technology transformation.

Acquisitions, Divestitures and Investments

	Three Months Ended March 31,		Change
Net cash used in:	2021	2020	2021 vs. 2020
	(In millions)
Acquisitions, net of cash acquired	$(862.0)	$(48.1)	$(813.9)
Cash received from divestiture	$1.5	$—	$1.5

During the first three months of 2021 we acquired Kount within our USIS segment, HIRETech and i2Verify within our Workforce Solutions segment and a small tuck-in acquisition within our International segment. In addition, we also sold a small business within our International segment. During the first three months of 2020, we acquired the remaining interest in our India joint venture within the International segment.

Financing Activities

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2021	2020	2021 vs. 2020
	(In millions)
Net short-term borrowings	$(0.7)	$0.2	$(0.9)
Borrowings on long-term debt	$—	$125.0	$(125.0)

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

Our $1.1 billion commercial paper (“CP”) program has been established to allow for borrowing through the private placement of CP with maturities ranging from overnight to 397 days. We may use the proceeds of CP for general corporate purposes. The CP program is supported by our Revolver and the total amount of CP which may be issued is reduced by the amount of any outstanding borrowings under our Revolver.

As of March 31, 2021, there were $0.7 million of letters of credit issued under the Revolver, no principal drawn amounts under the Revolver, and no commercial paper borrowings. Availability under the Revolver was $1.1 billion at March 31, 2021.

At March 31, 2021, 93% of our debt was fixed-rate debt and 7% was effectively variable debt. Our variable-rate debt consists of our floating rate notes due in 2021. The interest rates reset periodically, depending on the terms of the respective financing agreements. At March 31, 2021, the interest rate on our variable-rate debt was 1.06%.

Borrowing and Repayment Activity

We primarily borrow under our CP program and Revolver as needed and as availability allows.

Net short-term borrowings primarily represent borrowings or repayments of outstanding amounts under our CP program.

Borrowings on long-term debt represent the net proceeds received from draw downs on the Receivables Facility in the first three months of 2020.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and Revolver, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on mortgages, liens, and sale/leaseback transactions.

In April 2020, we amended our existing revolving credit facility to increase the maximum leverage ratio to provide additional financial flexibility. The amendment increases the maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA for the preceding four quarters, to (i) 4.5 to 1.0 for fiscal quarters ending on June 30, 2020 through and including September 30, 2021 and (ii) 4.0 to 1.0 for the fiscal quarter ending on December 31, 2021. The maximum leverage ratio will return to 3.5 to 1.0 beginning with the fiscal quarter ending March 31, 2022 and thereafter.

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

As of March 31, 2021, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of the outstanding debt; however, our 2.3% senior notes due 2021, 3.6% senior notes due 2021, floating rate notes due 2021, 3.3% senior notes due 2022, 3.95% senior notes due 2023, 2.6% senior notes due 2024, 2.6% senior notes due 2025, 3.25% senior notes due 2026, 3.1% senior notes due 2030 and 7.0% senior notes due 2037 (together, the “Senior Notes”) contain change in control provisions. If the Company experiences a change of control or publicly announces the Company’s intention to effect a change of control and the rating on the Senior Notes is lowered by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) below an investment grade rating within 60 days of such change of control or notice thereof, then the Company will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. As of March 31, 2021, our S&P credit rating was BBB with a stable outlook and our Moody’s credit rating was Baa2 with a stable outlook. These ratings are subject to change as events and circumstances change.

 For additional information about our debt, including the terms of our financing arrangements, basis for floating interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2020 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2021	2020	2021 vs. 2020
	(In millions)
Treasury stock repurchases	$(34.1)	$—	$(34.1)
Dividends paid to Equifax shareholders	$(47.5)	$(47.3)	$(0.2)
Dividends paid to noncontrolling interests	$(0.7)	$(0.3)	$(0.4)
Proceeds from exercise of stock options and employee stock purchase plan	$6.6	$16.7	$(10.1)

Sources and uses of cash related to equity during the three months ended March 31, 2021 and 2020 were as follows:

-     During the first three months of 2021, we repurchased 0.2 million shares of our common stock on the open market for $34.1 million. During the first three months of 2020, we did not repurchase any shares of our stock.

-    We maintained our quarterly dividend of $0.39 per share in the first quarter of 2021. We paid cash dividends to Equifax shareholders of $47.5 million and $47.3 million, or $0.39 per share, during the three months ended March 31, 2021 and 2020, respectively.

-    We received cash of $6.6 million and $16.7 million during the first three months of 2021 and 2020, respectively, from the exercise of stock options and the employee stock purchase plan.

At March 31, 2021, the Company had $556.0 million remaining for stock repurchases under the existing authorization from the board of directors.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations have not changed materially from those reported in our 2020 Form 10-K. For additional information about certain obligations and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2020 Form 10-K.

Benefit Plans

At December 31, 2020, our U.S. Retirement Income Plan, or USRIP, met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, our CP program and our Revolver.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2020 Form 10-K.

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

Foreign Currency

Argentina has experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina has been deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as highly inflationary which resulted in the recognition of a $1.1 million foreign currency gain that was recorded in other income, net in our Consolidated Statements of Income during the three months ended March 31, 2021.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2020 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A, and Note 1 of the Notes to Consolidated Financial Statements, in our 2020 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2020 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2021.

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

Consumer Settlement.

On July 19, 2019 and July 22, 2019, we entered into multiple agreements that resolve the U.S. consolidated consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (the “U.S. Consumer MDL Litigation”), and the investigations of the FTC, the CFPB, the Attorneys General of 48 states, the District of Columbia and Puerto Rico and the NYDFS (collectively, the “Consumer Settlement”). Under the terms of the Consumer Settlement, the Company will contribute $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident as well as to pay reasonable attorneys’ fees and reasonable costs and expenses for the plaintiffs’ counsel in the U.S. Consumer MDL Litigation (not to exceed $80.5 million), settlement administration costs and notice costs. The Company has agreed to contribute up to an additional $125.0 million to the Consumer Restitution Fund to cover certain unreimbursed costs and expenditures incurred by affected U.S. consumers in the event the $380.5 million in the Consumer Restitution Fund is exhausted. The Company also agreed to various business practice commitments related to consumer assistance and its information security program, including conducting third party assessments of its information security program.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2020 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2021:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
January 1 - January 31, 2021	666	$—	—	$590,092,166
February 1 - February 28, 2021	8,270	$164.10	13,333	$587,904,221
March 1 - March 31, 2021	41,234	$170.67	186,667	$556,045,764
Total	50,170		200,000

(1)The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 666 shares for the month of January 2021, 8,270 shares for the month of February 2021, and 41,234 shares for the month of March 2021.

(2)Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)At March 31, 2021, the amount authorized for future share repurchases under the share repurchase program was $556.0 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1*	Form of Restricted Stock Unit Award Agreement (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2021).
10.2*	Form of Premium-Priced Stock Option Award Agreement (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2021).
10.3*	Form of Performance Share Award Agreement (TSR) (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2021).
10.4*	Form of Restricted Stock Unit Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2021).
10.5*	Form of Non-Qualified Stock Option Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2021).
10.6*	Form of Performance Share Award Agreement (TSR) (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2021).
10.7	Letter Agreement, dated February 4, 2021, between the Company and Mark W. Begor (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed February 9, 2021).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date:	April 22, 2021	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	April 22, 2021		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	April 22, 2021		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)