Form 10-Q
period 2021-06-30
EQUIFAX INC
filed 2021-07-22
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

On July 9, 2021, there were 121,837,277 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2021

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2021	2020
(In millions, except per share amounts)
Operating revenue	$1,234.8	$982.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	483.0	409.3
Selling, general and administrative expenses	328.4	309.9
Depreciation and amortization	117.4	96.8
Total operating expenses	928.8	816.0
Operating income	306.0	166.8
Interest expense	(34.9)	(36.6)
Other income (expense), net	6.0	(1.8)
Consolidated income before income taxes	277.1	128.4
Provision for income taxes	(61.2)	(28.0)
Consolidated net income	215.9	100.4
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(0.8)	(0.2)
Net income attributable to Equifax	$215.1	$100.2
Basic earnings per common share:
Net income attributable to Equifax	$1.77	$0.83
Weighted-average shares used in computing basic earnings per share	121.8	121.4
Diluted earnings per common share:
Net income attributable to Equifax	$1.74	$0.82
Weighted-average shares used in computing diluted earnings per share	123.5	122.7
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,
	2021	2020
(In millions, except per share amounts)
Operating revenue	$2,447.8	$1,940.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	966.2	823.4
Selling, general and administrative expenses	637.3	626.0
Depreciation and amortization	231.7	188.7
Total operating expenses	1,835.2	1,638.1
Operating income	612.6	302.7
Interest expense	(72.1)	(67.3)
Other income, net	5.1	49.3
Consolidated income before income taxes	545.6	284.7
Provision for income taxes	(126.8)	(65.5)
Consolidated net income	418.8	219.2
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(2.1)	(2.1)
Net income attributable to Equifax	$416.7	$217.1
Basic earnings per common share:
Net income attributable to Equifax	$3.42	$1.79
Weighted-average shares used in computing basic earnings per share	121.8	121.4
Diluted earnings per common share:
Net income attributable to Equifax	$3.38	$1.77
Weighted-average shares used in computing diluted earnings per share	123.4	122.7
Dividends per common share	$0.78	$0.78

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,
	2021			2020
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$215.1	$0.8	$215.9	$100.2	$0.2	$100.4
Other comprehensive income (loss):
Foreign currency translation adjustment	4.8	(0.4)	4.4	233.4	0.5	233.9
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	(0.3)	—	(0.3)	(0.6)	—	(0.6)
Comprehensive income	$219.6	$0.4	$220.0	$333.0	$0.7	$333.7

	Six Months Ended June 30,
	2021			2020
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$416.7	$2.1	$418.8	$217.1	$2.1	$219.2
Other comprehensive income (loss):
Foreign currency translation adjustment	15.2	0.5	15.7	(57.6)	(1.7)	(59.3)
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	(0.6)	—	(0.6)	(1.2)	—	(1.2)
Comprehensive income	$431.3	$2.6	$433.9	$158.3	$0.4	$158.7

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$458.1	$1,684.6
Trade accounts receivable, net of allowance for doubtful accounts of $11.2 and $12.9 at June 30, 2021 and December 31, 2020, respectively	694.0	630.6
Prepaid expenses	129.7	104.1
Other current assets	47.7	59.0
Total current assets	1,329.5	2,478.3
Property and equipment:
Capitalized internal-use software and system costs	1,557.9	1,374.5
Data processing equipment and furniture	303.5	299.9
Land, buildings and improvements	244.9	239.1
Total property and equipment	2,106.3	1,913.5
Less accumulated depreciation and amortization	(890.7)	(774.1)
Total property and equipment, net	1,215.6	1,139.4
Goodwill	5,085.1	4,495.8
Indefinite-lived intangible assets	95.2	94.9
Purchased intangible assets, net	1,221.9	997.8
Other assets, net	393.0	405.6
Total assets	$9,340.3	$9,611.8
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$600.7	$1,101.1
Accounts payable	171.3	159.1
Accrued expenses	219.1	251.8
Accrued salaries and bonuses	182.0	250.3
Deferred revenue	110.2	108.3
Other current liabilities	591.9	612.5
Total current liabilities	1,875.2	2,483.1
Long-term debt	3,280.9	3,277.3
Deferred income tax liabilities, net	378.3	332.3
Long-term pension and other postretirement benefit liabilities	122.4	130.7
Other long-term liabilities	184.9	178.1
Total liabilities	5,841.7	6,401.5
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at June 30, 2021 and December 31, 2020; Outstanding shares - 121.8 at June 30, 2021 and December 31, 2020	236.6	236.6
Paid-in capital	1,506.8	1,470.7
Retained earnings	4,505.7	4,185.4
Accumulated other comprehensive loss	(156.8)	(171.4)
Treasury stock, at cost, 66.9 shares at June 30, 2021 and December 31, 2020	(2,625.9)	(2,547.0)
Stock held by employee benefit trusts, at cost, 0.6 shares at June 30, 2021 and December 31, 2020	(5.9)	(5.9)
Total Equifax shareholders’ equity	3,460.5	3,168.4
Noncontrolling interests including redeemable noncontrolling interests	38.1	41.9
Total equity	3,498.6	3,210.3
Total liabilities and equity	$9,340.3	$9,611.8

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In millions)
Operating activities:
Consolidated net income	$418.8	$219.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	236.4	192.1
Stock-based compensation expense	33.9	31.7
Deferred income taxes	14.1	32.3
Loss (gain) on fair market value adjustment of equity investments	17.5	(32.9)
Gain on divestiture	(0.2)	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(51.3)	(65.3)
Other assets, current and long-term	5.3	29.3
Current and long term liabilities, excluding debt	(123.4)	(124.4)
Cash provided by operating activities	551.1	282.0
Investing activities:
Capital expenditures	(235.5)	(192.8)
Acquisitions, net of cash acquired	(861.6)	(48.1)
Cash received from divestiture	1.5	—
Investment in unconsolidated affiliates, net	—	(10.0)
Cash used in investing activities	(1,095.6)	(250.9)
Financing activities:
Net short-term (repayments) borrowings	(0.6)	0.8
Payments on long-term debt	(500.1)	(125.0)
Borrowings on long-term debt	—	1,123.3
Treasury stock purchases	(69.9)	—
Dividends paid to Equifax shareholders	(95.0)	(94.6)
Dividends paid to noncontrolling interests	(5.8)	(1.6)
Proceeds from exercise of stock options and employee stock purchase plan	25.1	22.9
Payment of taxes related to settlement of equity awards	(30.4)	—
Purchase of redeemable noncontrolling interests	(3.6)	—
Debt issuance costs	—	(9.8)
Other	—	0.3
Cash (used in) provided by financing activities	(680.3)	916.3
Effect of foreign currency exchange rates on cash and cash equivalents	(1.7)	(1.3)
(Decrease) Increase in cash and cash equivalents	(1,226.5)	946.1
Cash and cash equivalents, beginning of period	1,684.6	401.3
Cash and cash equivalents, end of period	$458.1	$1,347.4

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended June 30, 2021

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, March 31, 2021	121.7	$236.6	$1,489.5	$4,342.0	$(161.3)	$(2,582.9)	$(5.9)	$39.0	$3,357.0
Net income	—	—	—	215.1	—	—	—	0.8	215.9
Other comprehensive income	—	—	—	—	4.5	—	—	(0.4)	4.1
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	4.0	—	—	(7.1)	—	—	(3.1)
Treasury stock purchased under share repurchase program*	(0.2)	—	—	—	—	(35.9)	—	—	(35.9)
Cash dividends ($0.39 per share)	—	—	—	(47.8)	—	—	—	—	(47.8)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	13.3	—	—	—	—	—	13.3
Redeemable noncontrolling interest adjustment	—	—	—	(3.6)	—	—	—	3.6	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(5.1)	(5.1)
Other	—	—	(0.2)	—	—	—	—	0.2	—
Balance, June 30, 2021	121.8	$236.6	$1,506.8	$4,505.7	$(156.8)	$(2,625.9)	$(5.9)	$38.1	$3,498.6

* At June 30, 2021, $520.2 million was available for future purchases of common stock under our share repurchase authorization.

For the Three Months Ended June 30, 2020

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, March 31, 2020	121.4	$236.6	$1,431.7	$3,924.1	$(646.0)	$(2,553.9)	$(5.9)	$43.3	$2,429.9
Net income	—	—	—	100.2	—	—	—	0.2	100.4
Other comprehensive income	—	—	—	—	232.8	—	—	0.5	233.3
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.1	—	2.8	—	—	3.2	—	—	6.0
Cash dividends ($0.39 per share)	—	—	—	(47.6)	—	—	—	—	(47.6)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	13.1	—	—	—	—	—	13.1
Redeemable noncontrolling interest adjustment	—	—	—	2.8	—	—	—	(2.8)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.3)	(1.3)
Other	—	—	—	—	—	—	—	0.3	0.3
Balance, June 30, 2020	121.5	$236.6	$1,447.8	$3,979.5	$(413.2)	$(2,550.7)	$(5.9)	$40.2	$2,734.3

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Six Months Ended June 30, 2021

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2020	121.8	$236.6	$1,470.7	$4,185.4	$(171.4)	$(2,547.0)	$(5.9)	$41.9	$3,210.3
Net income	—	—	—	416.7	—	—	—	2.1	418.8
Other comprehensive income	—	—	—	—	14.6	—	—	0.5	15.1
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.4	—	3.7	—	—	(9.0)	—	—	(5.3)
Treasury stock purchased under share repurchase program*	(0.4)	—	—	—	—	(69.9)	—	—	(69.9)
Cash dividends ($0.78 per share)	—	—	—	(95.5)	—	—	—	—	(95.5)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	—	0.5
Stock-based compensation expense	—	—	33.9	—	—	—	—	—	33.9
Redeemable noncontrolling interest adjustment	—	—	—	(0.9)	—	—	—	0.9	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(5.8)	(5.8)
Purchases of noncontrolling interests	—	—	(1.8)	—	—	—	—	(1.8)	(3.6)
Other	—	—	(0.2)	—	—	—	—	0.3	0.1
Balance, June 30, 2021	121.8	$236.6	$1,506.8	$4,505.7	$(156.8)	$(2,625.9)	$(5.9)	$38.1	$3,498.6

*At June 30, 2021, $520.2 million was available for future purchases of common stock under our share repurchase authorization.

For the Six Months Ended June 30, 2020

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2019	121.2	$236.6	$1,405.1	$3,854.7	$(354.4)	$(2,557.4)	$(5.9)	$44.3	$2,623.0
Net income	—	—	—	217.1	—	—	—	2.1	219.2
Other comprehensive loss	—	—	—	—	(58.8)	—	—	(1.7)	(60.5)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	10.5	—	—	6.7	—	—	17.2
Cash dividends ($0.78 per share)	—	—	—	(95.1)	—	—	—	—	(95.1)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	—	0.5
Stock-based compensation expense	—	—	31.7	—	—	—	—	—	31.7
Redeemable noncontrolling interest adjustment	—	—	—	3.2	—	—	—	(3.2)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.6)	(1.6)
Cumulative adjustment from change in accounting principle	—	—	—	(0.4)	—	—	—	—	(0.4)
Other	—	—	—	—	—	—	—	0.3	0.3
Balance, June 30, 2020	121.5	$236.6	$1,447.8	$3,979.5	$(413.2)	$(2,550.7)	$(5.9)	$40.2	$2,734.3

Accumulated Other Comprehensive Loss consists of the following components:

	June 30, 2021	December 31, 2020
	(In millions)
Foreign currency translation	$(153.2)	$(168.4)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $0.7 and $0.5 at June 30, 2021 and December 31, 2020, respectively	(2.6)	(2.0)
Cash flow hedging transactions, net of accumulated tax of $0.6 and $0.7 at June 30, 2021 and December 31, 2020, respectively	(1.0)	(1.0)
Accumulated other comprehensive loss	$(156.8)	$(171.4)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2021

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, analyze and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of June 30, 2021, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Weighted-average shares outstanding (basic)	121.8	121.4	121.8	121.4
Effect of dilutive securities:
Stock options and restricted stock units	1.7	1.3	1.6	1.3
Weighted-average shares outstanding (diluted)	123.5	122.7	123.4	122.7

For the three and six months ended June 30, 2021 and 2020, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level

2 inputs such as quoted market prices for similar publicly traded instruments and for non-publicly traded instruments through valuation techniques involving observable inputs based on the specific characteristics of the debt instrument. As of June 30, 2021 and December 31, 2020, the fair value of our long-term debt, including the current portion, was $4.2 billion and $4.8 billion, respectively, compared to its carrying value of $3.9 billion and $4.4 billion, respectively.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed various acquisitions during the six months ended June 30, 2021 and the year ended December 31, 2020. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in these acquisitions were internally or externally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in an adverse financial condition. We also consider expected changes in macroeconomic conditions that may impact the collectability of outstanding receivables in determining expected credit losses. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the three and six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Allowance for doubtful accounts, beginning of period	$11.8	$13.4	$12.9	$11.2
Current period bad debt expense	0.3	4.4	—	6.9
Write-offs, net of recoveries	(0.9)	(0.9)	(1.7)	(1.2)
Allowance for doubtful accounts, end of period	$11.2	$16.9	$11.2	$16.9

Other Current Assets. Other current assets on our Consolidated Balance Sheets include amounts receivable from tax authorities. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2021, these assets were approximately $18.6 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent our investments in unconsolidated affiliates, the Company’s operating lease right-of-use assets, employee benefit trust assets, long-term deferred tax assets and assets related to life insurance policies covering certain officers of the Company.

Equity Investment. We record our equity investment in Brazil within Other Assets at fair value, using observable Level 1 inputs. The carrying value of the investment has been adjusted to $117.9 million as of June 30, 2021 based on quoted market prices as of the date noted above, resulting in an unrealized loss of $5.6 million and $17.5 million for the three and six months ended June 30, 2021. All unrealized gains or losses on the investment are recorded in Other income (expense), net within the Consolidated Statements of Income.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of operating lease liabilities and various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 6. Other current liabilities also include corresponding amounts of other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2021, these funds were approximately $18.6 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

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

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2021	2020	$	%	2021	2020	$	%
	(In millions)				(In millions)
Verification Services	$394.5	$251.9	$142.6	57%	$779.6	$472.1	$307.5	65%
Employer Services	101.2	101.0	0.2	—%	196.9	182.5	14.4	8%
Total Workforce Solutions	495.7	352.9	142.8	40%	976.5	654.6	321.9	49%
Online Information Solutions	298.0	262.9	35.1	13%	600.0	515.7	84.3	16%
Mortgage Solutions	49.3	51.2	(1.9)	(4)%	103.4	94.0	9.4	10%
Financial Marketing Services	58.5	51.5	7.0	14%	111.8	99.1	12.7	13%
Total U.S. Information Solutions	405.8	365.6	40.2	11%	815.2	708.8	106.4	15%
Asia Pacific	91.4	65.2	26.2	40%	178.3	134.9	43.4	32%
Europe	68.4	48.0	20.4	42%	137.1	114.4	22.7	20%
Latin America	44.0	34.2	9.8	29%	85.7	77.4	8.3	11%
Canada	47.1	33.1	14.0	42%	91.2	69.8	21.4	31%
Total International	250.9	180.5	70.4	39%	492.3	396.5	95.8	24%
Global Consumer Solutions	82.4	83.8	(1.4)	(2)%	163.8	180.9	(17.1)	(9)%
Total operating revenue	$1,234.8	$982.8	$252.0	26%	$2,447.8	$1,940.8	$507.0	26%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of June 30, 2021, inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$34.9
1 to 3 years	34.8
3 to 5 years	20.9
Thereafter	38.8
Total remaining performance obligation	$129.4

3. ACQUISITIONS AND INVESTMENTS

2021 Acquisitions and Investments. On February 10, 2021, the Company acquired 100% of the ordinary shares of Kount, a provider of fraud prevention and digital identity solutions for $640 million within the U.S. Information Solutions business unit. Additionally in the first quarter of 2021, the Company acquired 100% of HIREtech and i2Verify within the Workforce Solutions business unit as well as a small acquisition and purchase of the remaining noncontrolling interest of a business within our International business unit. All of these acquisitions expand the Company's data assets as well as product offerings. The purchase price allocations for these acquisitions are not yet finalized and open areas consist of income taxes and working capital. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

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

Changes in the amount of goodwill for the six months ended June 30, 2021, are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Global Consumer Solutions	Total

Balance, December 31, 2020	$1,010.7	$1,286.7	$2,007.9	$190.5	$4,495.8
Acquisitions	128.2	433.1	18.4	—	579.7
Adjustments to initial purchase price allocation	1.3	(0.2)	—	—	1.1
Foreign currency translation	—	—	7.2	2.6	9.8
Divestitures	—	—	(1.3)	—	(1.3)
Balance, June 30, 2021	$1,140.2	$1,719.6	$2,032.2	$193.1	$5,085.1

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2020. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the six months ended June 30, 2021.

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

Purchased intangible assets at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,121.8	$(435.8)	$686.0	$913.7	$(399.2)	$514.5
Customer relationships	737.0	(350.7)	386.3	680.1	(331.4)	348.7
Proprietary database	165.4	(41.9)	123.5	148.6	(30.7)	117.9
Acquired software and technology	28.9	(17.7)	11.2	115.3	(106.6)	8.7
Trade names and other intangible assets	19.3	(11.3)	8.0	14.4	(9.4)	5.0
Non-compete agreements	10.9	(4.0)	6.9	6.5	(3.5)	3.0
Total definite-lived intangible assets	$2,083.3	$(861.4)	$1,221.9	$1,878.6	$(880.8)	$997.8

Amortization expense related to purchased intangible assets was $40.1 million and $34.8 million during the three months ended June 30, 2021 and 2020, respectively. Amortization expense related to purchased intangible assets was $79.5 million and $69.8 million during the six months ended June 30, 2021 and 2020, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at June 30, 2021 is as follows:

Years ending December 31,	Amount
(In millions)
2021	$78.5
2022	154.3
2023	147.8
2024	139.2
2025	135.6
Thereafter	566.5
$1,221.9

5. DEBT

Debt outstanding at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
	(In millions)
Notes, 2.3%, due June 2021	$—	$500.0
Notes, 3.6%, due August 2021	300.0	300.0
Notes, Floating Rate, due August 2021	300.0	300.0
Notes, 3.3%, due December 2022	500.0	500.0
Notes, 3.95%, due June 2023	400.0	400.0
Notes, 2.6%, due December 2024	750.0	750.0
Notes, 2.6%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Debentures, 6.9%, due July 2028	125.0	125.0
Notes, 3.1%, due May 2030	600.0	600.0
Notes, 7.0%, due July 2037	250.0	250.0
Other	1.3	2.2
Total debt	3,901.3	4,402.2
Less short-term debt and current maturities	(600.7)	(1,101.1)
Less unamortized discounts and debt issuance costs	(19.7)	(23.8)
Total long-term debt, net	$3,280.9	$3,277.3

2.6% and 3.1% Senior Notes. On April 22, 2020, we issued $400.0 million aggregate principal amount of 2.6% five-year Senior Notes due 2025 (the "2025 Notes") and $600.0 million aggregate principal amount of 3.1% ten-year Senior Notes due 2030 (the "2030 Notes") in an underwritten public offering. Interest on the 2025 Notes accrues at a rate of 2.6% per year and is payable semi-annually in arrears on June 15 and December 15 of each year. Interest on the 2030 Notes accrues at a rate of 3.1% per year and is payable semi-annually in arrears on May 15 and November 15 of each year. The net proceeds of the sale of the notes were used to repay borrowings under a $225.0 million receivables funding facility (“Receivables Facility”) that was terminated in November 2020, while the remaining funds are intended for general corporate purposes, which may include the repayment of a portion of the 2021 debt maturities or borrowings under our $1.1 billion five-year unsecured revolving credit facility. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2025 Notes and 2030 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Senior Credit Facility.  In September 2018, the Company entered into a $1.1 billion five-year unsecured revolving credit facility with a group of financial institutions, which will mature in September 2023 (the “Revolver”). Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.6 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. As of June 30, 2021, there were $0.7 million of letters of credit outstanding, no principal drawn amounts under the Revolver, and no commercial paper borrowings. Availability under the Revolver was $1.1 billion at June 30, 2021.

Commercial Paper Program.  Our $1.1 billion commercial paper program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings may bear interest at either a floating rate or a fixed rate, plus the applicable margin. Maturities of commercial paper can range from overnight to 397 days. Because the commercial paper is backstopped by our Revolver, the amount of commercial paper which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At June 30, 2021, there were no outstanding commercial paper notes.

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

On January 13, 2020, the Northern District of Georgia, the U.S. District Court overseeing centralized pre-trial proceedings for the U.S. Consumer MDL Litigation and numerous other federal court actions relating to the 2017 cybersecurity incident (the “MDL Court”), entered an order granting final approval of the settlement in connection with the U.S. Consumer MDL Litigation. The MDL Court entered an amended order granting final approval of the settlement (the “Final Approval Order”) on March 17, 2020. Several objectors appealed the Final Approval Order to the U.S. Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”). On June 3, 2021, the Eleventh Circuit issued an order reversing the MDL Court’s grant of incentive awards to class representatives, but affirming all other aspects of the Final Approval Order. Several objectors have filed petitions with the Eleventh Circuit seeking both a rehearing by the three-judge panel and a rehearing by the entire Eleventh Circuit. Until the appeals are finally adjudicated or dismissed, we can provide no assurance that the U.S. Consumer MDL Litigation will be resolved as contemplated by the settlement agreement. If the MDL Court’s order approving the settlement is reversed by an appellate court, there is a risk that we would not be able to settle the U.S. Consumer MDL Litigation on acceptable terms or at all, which could have a material adverse effect on our financial condition and results of operations.

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

On December 13, 2019, the court in Ontario granted certification of a nationwide class that includes all impacted Canadians as well as Canadians who had subscription products with Equifax between March 7, 2017 and July 30, 2017 who were not impacted by the incident. We appealed one of the claims on which a class was certified and on June 9, 2021, our appeal was granted by the Ontario Divisional Court. The plaintiff has since filed a notice of further appeal. All remaining purported class actions are at preliminary stages or stayed.

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

Although we continue to cooperate in the above investigations and inquiries, an adverse outcome to any such investigations and inquiries could subject us to fines or other obligations, which could have a material adverse effect on our financial condition and results of operations.

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

Guarantees and General Indemnifications

We may issue standby letters of credit and performance and surety bonds in the normal course of business. The aggregate notional amounts of all performance and surety bonds and standby letters of credit was not material at June 30, 2021 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business was not material at June 30, 2021. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management variable interest entity under its commercial agreements.

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

Effective Tax Rate

Our effective income tax rate was 22.1% for the three months ended June 30, 2021, compared to 21.8% for the three months ended June 30, 2020. Our effective income tax rate was 23.2% for the six months ended June 30, 2021, compared to 23.0% for the six months ended June 30, 2020. Our effective tax rate was slightly higher for the second quarter and first six months of 2021 as compared to 2020 due to a greater foreign income tax rate differential.

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

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the six months ended June 30, 2021, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2020	$(168.4)	$(2.0)	$(1.0)	$(171.4)
Other comprehensive income before reclassifications	15.2	—	—	15.2
Amounts reclassified from accumulated other comprehensive loss	—	(0.6)	—	(0.6)
Net current-period other comprehensive income (loss)	15.2	(0.6)	—	14.6
Balance, June 30, 2021	$(153.2)	$(2.6)	$(1.0)	$(156.8)

Changes in accumulated other comprehensive loss related to noncontrolling interests were not material as of June 30, 2021.

9. RESTRUCTURING CHARGES

    In the fourth quarter of 2020, we recorded $31.9 million ($24.3 million, net of tax) of restructuring charges, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and primarily relate to a reduction in headcount. To date, we have paid $21.3 million of the 2020 restructuring costs with $7.2 million and $17.3 million of it paid during the three and six months ended June 30, 2021, respectively. The remaining future payments are expected to be completed later in 2021.

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

Operating revenue and operating income by operating segment during the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating revenue:	2021	2020	2021	2020
Workforce Solutions	$495.7	$352.9	$976.5	$654.6
U.S. Information Solutions	405.8	365.6	815.2	708.8
International	250.9	180.5	492.3	396.5
Global Consumer Solutions	82.4	83.8	163.8	180.9
Total operating revenue	$1,234.8	$982.8	$2,447.8	$1,940.8

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating income:	2021	2020	2021	2020
Workforce Solutions	$265.2	$174.2	$529.9	$307.7
U.S. Information Solutions	126.1	113.1	265.8	220.7
International	29.3	(6.2)	57.2	9.1
Global Consumer Solutions	11.9	7.8	25.9	20.9
General Corporate Expense	(126.5)	(122.1)	(266.2)	(255.7)
Total operating income	$306.0	$166.8	$612.6	$302.7

Total assets by operating segment at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
(In millions)	2021	2020
Total assets:
Workforce Solutions	$1,855.7	$1,601.3
U.S. Information Solutions	2,823.1	2,177.1
International	3,404.5	3,368.3
Global Consumer Solutions	328.6	319.1
General Corporate	928.4	2,146.0
Total assets	$9,340.3	$9,611.8

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

BUSINESS OVERVIEW

Equifax Inc. is a global data, analytics and technology company. We provide information solutions and human resources business process outsourcing services for businesses, governments and consumers. We have a large and diversified group of clients, including financial institutions, corporations, governments and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, demographic and marketing data. We use advanced statistical techniques, machine learning and proprietary software tools to analyze available data to create customized insights, decision-making solutions and processing services for our clients. We also provide information, technology and services to support debt collections and recovery management. Additionally, we are a leading provider of payroll-related and human resource management business process outsourcing services in the U.S. For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions.
We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the U.K., Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland, Chile, Costa Rica and India. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil.
Recent Events and Company Outlook
As further described in our 2020 Form 10-K, we operate in the U.S., which represented 78% of our revenue in 2020, and internationally in 24 countries. Our products and services span a wide variety of vertical markets including financial services, mortgage, federal, state and local governments, automotive, telecommunications and many others.
In March 2020, the World Health Organization designated the novel coronavirus disease (“COVID-19”) as a global pandemic. The impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results in the first quarter of 2020. During 2020, the impact on the operating results in each country in which we operate differed based on the conditions and the vertical markets we serve in that country with the impact of the pandemic experienced most severely by our International business. Details of the impact of COVID-19 to our 2020 results can be found under the heading “Segment Financial Results” in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the 2020 Form 10-K. In the second quarter and first six months of 2021, as efforts to minimize the spread of COVID-19 have been more successful and access to vaccinations has increased, our consolidated revenue grew when compared to 2020, reflecting the continuing strong U.S. mortgage market demand, recovering country economies, Equifax-initiative growth and, to a lesser extent, revenue from acquired companies. A more thorough discussion of our business unit results are included under the heading “Segment Financial Results” in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of this Form 10-Q. We are unable to determine the severity or duration of the impact of the COVID-19 pandemic on the individual markets in the countries we serve or how this impact will change with time. Although consolidated revenue has grown during the second quarter and first six months of 2021 when compared to 2020, due to the uncertain effects on the global economy caused by the impact of COVID-19, the impact on our future results of operations related to the COVID-19 pandemic are unclear.

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
We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. In jurisdictions where local restrictions have been lifted, as is the case at our major U.S. locations, our employees are returning to work to their assigned offices in conjunction with jurisdictional guidance. In jurisdictions where the local restrictions that were implemented to prevent the further spread of the virus allow, our employees can work from their assigned offices or from home, with limits placed on the number of employees on site at one time. Generally across our facilities, we have increased the level of cleaning and sanitizing and undertaken other actions to make these sites safer, including social distancing protocols. We have also substantially reduced employee travel. If public health authorities dictate further measures to limit further spread of the virus, we may need to reinstate our business continuity plans in certain countries or regions in which we operate. As of the date of this filing, we do not believe our work from home and return to office protocols have materially adversely impacted our internal controls, financial reporting systems or our operations.
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
As a response to the ongoing COVID-19 pandemic, we implemented plans to manage our costs. We limited the addition of new employees and third party contracted services, limited most travel except where necessary to meet customer or regulatory needs, and acted to limit discretionary spending. The pace of recovery of the global economy from the COVID-19 induced recession remains uncertain and may affect certain markets or regions we serve differently. Any future asset impairment charges, increase in allowance for doubtful accounts, or restructuring charges could be more likely and will be dependent on the severity and duration of this crisis.
In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that COVID-19 could have on our financial condition and operating results remains uncertain.
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
As a result of the 2017 cybersecurity incident, we were subject to a significant number of proceedings and investigations as described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q. We did not record any settlement expenses related to the resolution of these proceedings and investigations for the three or six months ended June 30, 2021 and 2020. To date, we have recorded legal settlement expenses, net of insurance recoveries, of $800.9 million in selling, general, and administrative expenses in our Consolidated Statements of Income (Loss). As of June 30, 2021, $345.0 million is outstanding on the Consolidated Balance Sheet within other current liabilities related to the U.S. Consumer MDL Litigation. The amounts accrued represent our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25.
Future Costs
We are currently executing substantial initiatives in security and consumer support, and a company-wide transformation of our technology platforms to cloud based technologies, which we refer to as our technology transformation, and incurred substantially increased expenses and capital expenditures in 2018, 2019 and 2020 related to these initiatives. We expect to continue to incur additional expenses and capital expenditures in the remainder of 2021 related to these initiatives, although at reduced levels compared to those incurred in 2020.

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

GCS revenue is both transaction and subscription based and is derived from the sale of credit monitoring and identity theft protection products, which we deliver electronically to consumers primarily via the internet in the U.S., Canada, and the U.K. We also sell consumer and credit information to resellers who combine our information with other information to provide direct-to-consumer monitoring, reports and scores.

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. Approximately 79% and 80% of our revenue was generated in the U.S. during the three months ended June 30, 2021 and 2020, respectively. Approximately 79% and 78% of our revenue was generated in the U.S. during the six months ended June 30, 2021 and 2020, respectively.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and six months ended June 30, 2021 and 2020 were as follows:

	Key Performance Indicators
	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions, except per share data)		(In millions, except per share data)
Operating revenue	$1,234.8	$982.8	$2,447.8	$1,940.8
Operating revenue change	26%	12%	26%	12%
Operating income	$306.0	$166.8	$612.6	$302.7
Operating margin	24.8%	17.0%	25.0%	15.6%
Net income attributable to Equifax	$215.1	$100.2	$416.7	$217.1
Diluted earnings per share	$1.74	$0.82	$3.38	$1.77
Cash provided by operating activities	$407.7	$251.2	$551.1	$282.0
Capital expenditures*	$(117.4)	$(107.9)	$(224.9)	$(197.3)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•We repurchased 0.4 million shares of our common stock on the open market for $69.9 million during the first six months of 2021. At June 30, 2021, $520.2 million was available for future purchases of common stock under our share repurchase authorization.

•We paid out $95.0 million or $0.78 per share in dividends to our shareholders during the first six months of 2021.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2021 AND 2020

Consolidated Financial Results

Operating Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2021	2020	$	%	2021	2020	$	%
	(In millions)				(In millions)
Workforce Solutions	$495.7	$352.9	$142.8	40%	$976.5	$654.6	$321.9	49%
U.S. Information Solutions	405.8	365.6	40.2	11%	815.2	708.8	106.4	15%
International	250.9	180.5	70.4	39%	492.3	396.5	95.8	24%
Global Consumer Solutions	82.4	83.8	(1.4)	(2)%	163.8	180.9	(17.1)	(9)%
Consolidated operating revenue	$1,234.8	$982.8	$252.0	26%	$2,447.8	$1,940.8	$507.0	26%

Revenue increased by $252.0 million, or 26%, and by $507.0 million, or 26%, for the second quarter and first six months of 2021, respectively, compared to the same periods in 2020. Total revenue was positively impacted by foreign exchange rates, which increased revenue by $26.2 million and $45.4 million, or 3% and 2%, for the second quarter and first six months of 2021, respectively, compared to the same periods in 2020.

Revenue in the second quarter and first six months of 2021 increased primarily due to growth in Workforce Solutions, USIS and International businesses, partially offset by a decline in GCS.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Expenses	2021	2020	$	%	2021	2020	$	%
	(In millions)				(In millions)
Consolidated cost of services	$483.0	$409.3	$73.7	18%	$966.2	$823.4	$142.8	17%
Consolidated selling, general and administrative expenses	328.4	309.9	18.5	6%	637.3	626.0	11.3	2%
Consolidated depreciation and amortization expense	117.4	96.8	20.6	21%	231.7	188.7	43.0	23%
Consolidated operating expenses	$928.8	$816.0	$112.8	14%	$1,835.2	$1,638.1	$197.1	12%

Cost of services increased $73.7 million and $142.8 million in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020. The increases for both periods were primarily due to higher royalty costs, production costs, which include third party cloud usage fees, and people costs, partially offset by lower incremental technology and data security costs. The impact of changes in foreign exchange rates on costs of services led to an increase of $13.7 million and $24.3 million in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020.

Selling, general and administrative expenses increased $18.5 million and $11.3 million for the second quarter and first six months of 2021, respectively, compared to the same periods in 2020. The increases for both periods were due to increases in people and advertising costs, partially offset by lower incremental technology and data security costs, as well as lower business travel costs for the first six months of 2021. The impact of changes in foreign currency exchange rates increased selling, general and administrative expenses by $5.8 million and $9.7 million in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020.

Depreciation and amortization expense increased $20.6 million and $43.0 million in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020. The increases are due to the higher amortization of capitalized internal-use software and system costs from technology transformation capital spending incurred in prior years, as well as higher amortization of acquisition costs.

Operating Income and Operating Margin

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Consolidated Operating Income	2021	2020	$	%		2021	2020	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$1,234.8	$982.8	$252.0	26%		$2,447.8	$1,940.8	$507.0	26%
Consolidated operating expenses	928.8	816.0	112.8	14%		1,835.2	1,638.1	197.1	12%
Consolidated operating income	$306.0	$166.8	$139.2	83%		$612.6	$302.7	$309.9	102%
Consolidated operating margin	24.8%	17.0%		7.8	pts	25.0%	15.6%		9.4	pts

Total company operating margin increased by 7.8 percentage points and 9.4 percentage points in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020. The margin increase is due to increased revenue and decreased incremental technology and data security costs, partially offset by increased royalty and production costs, people costs, and depreciation expense.

Interest Expense and Other Income (Expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Interest Expense and Other Income (Expense), net	2021	2020	$	%	2021	2020	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(34.9)	$(36.6)	$1.7	(5)%	$(72.1)	$(67.3)	$(4.8)	7%
Consolidated other income (expense), net	6.0	(1.8)	7.8	nm	5.1	49.3	(44.2)	nm
Average cost of debt	3.4%	3.5%			3.4%	3.5%
Total consolidated debt, net, at quarter end	$3,881.6	$4,375.8	$(494.2)	(11)%	$3,881.6	$4,375.8	$(494.2)	(11)%
nm - not meaningful

Interest expense decreased by $1.7 million and increased by $4.8 million in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020. The decrease for the second quarter of 2021 is due to the retirement of the 2.3% senior notes during the period. The increase for the first six months of 2021 is due to the issuance of $1.0 billion senior notes in April 2020, partially offset by the retirement of the 2.3% senior notes.

Other income (expense), net, increased by $7.8 million and decreased by $44.2 million in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020. The increase for the second quarter is due to the change in foreign currency impacts of certain intercompany loans year over year, partially offset by the unrealized loss in 2021 related to the fair value adjustment of our investment in Brazil. The decrease for the first six months of 2021 is due to a $32.9 million gain recorded in the first quarter of 2020 related to a fair value adjustment resulting from the acquisition of the remaining minority interest of our India joint venture. The first six months of 2021 was also impacted by the unrealized loss resulting from the fair value adjustment of our investment in Brazil in 2021, partially offset by the change in foreign currency impacts of certain intercompany loans year over year.

Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Provision for Income Taxes	2021	2020	$	%	2021	2020	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$(61.2)	$(28.0)	$(33.2)	119%	$(126.8)	$(65.5)	$(61.3)	94%
Effective income tax rate	22.1%	21.8%			23.2%	23.0%

Our effective income tax rate was 22.1% for the three months ended June 30, 2021, compared to 21.8% for the three months ended June 30, 2020. Our effective income tax rate was 23.2% for the six months ended June 30, 2021, compared to 23.0% for the six months ended June 30, 2020. Our effective tax rate was slightly higher for the second quarter and first six months of 2021 as compared to 2020 due to a greater foreign income tax rate differential.

Net Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Net Income	2021	2020	$	%	2021	2020	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$306.0	$166.8	$139.2	83%	$612.6	$302.7	$309.9	102%
Consolidated interest expense and other income (expense), net	(28.9)	(38.4)	9.5	(25)%	(67.0)	(18.0)	(49.0)	272%
Consolidated provision for income taxes	(61.2)	(28.0)	(33.2)	119%	(126.8)	(65.5)	(61.3)	94%
Consolidated net income	215.9	100.4	115.5	115%	418.8	219.2	199.6	91%
Net income attributable to noncontrolling interests	(0.8)	(0.2)	(0.6)	(271)%	(2.1)	(2.1)	—	—%
Net income attributable to Equifax	$215.1	$100.2	$114.9	115%	$416.7	$217.1	$199.6	92%
Diluted earnings per common share:
Net income attributable to Equifax	$1.74	$0.82	$0.92	113%	$3.38	$1.77	$1.61	91%
Weighted-average shares used in computing diluted earnings per share	123.5	122.7			123.4	122.7

Consolidated net income increased by $115.5 million and $199.6 million for the second quarter and the first six months of 2021, respectively, compared to the same periods in 2020. The increase for both periods is due to increased operating income resulting from the increase in revenue from three of our operating segments, partially offset by higher tax expense, as well as the reduction in other income (expense) for the first six months of 2021.

Segment Financial Results

Workforce Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Workforce Solutions	2021	2020	$	%		2021	2020	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$394.5	$251.9	$142.6	57%		$779.6	$472.1	$307.5	65%
Employer Services	101.2	101.0	0.2	—%		196.9	182.5	14.4	8%
Total operating revenue	$495.7	$352.9	$142.8	40%		$976.5	$654.6	$321.9	49%
% of consolidated revenue	40%	36%				40%	34%
Total operating income	$265.2	$174.2	$91.0	52%		$529.9	$307.7	$222.2	72%
Operating margin	53.5%	49.4%		4.1	pts	54.3%	47.0%		7.3	pts

Workforce Solutions revenue increased by 40% and 49% in the second quarter and the first six months of 2021, respectively, compared to the same periods in 2020. The increases were due to strong growth in Verification Services driven by growth in both mortgage and non-mortgage verticals. Employer Services revenue increased for the first six months of 2021 as growth across our onboarding and tax services businesses, as well as acquisition related growth were partially offset by a decline in our unemployment claims business. Employer Services revenue was flat in the second quarter of 2021 as a decline in our unemployment claims business as compared to the prior year period was offset by growth across our onboarding and tax services businesses, as well as acquisition related growth.

Verification Services

Revenue increased by 57% and 65% in the second quarter and the first six months of 2021, respectively, compared to the same periods in 2020. The increase for both periods is due to strong growth in the mortgage vertical and, to a lesser extent, the talent solutions vertical despite the reduction in mortgage inquiries beginning during the second quarter of 2021. Revenue growth for both mortgage and non-mortgage verticals are supported by continued addition of new records to The Work Number database.

Employer Services

Revenue was flat for the second quarter of 2021 and increased by 8% in the first six months of 2021, compared to the same periods in 2020. Revenue in the second quarter of 2021 was flat, as acquisition revenue and the increase in employee services was offset by a decrease in unemployment claims revenue as the number of claims greatly increased in 2020 due to the economic impact of COVID-19 on the U.S. economy. The increase in the first six months of 2021 is due to acquisition revenue and growth in employee services, partially offset by the decrease in unemployment claims management revenue due to the reduction in unemployment claims compared to the prior year period.

Workforce Solutions Operating Margin

Operating margin increased to 53.5% for the second quarter of 2021 from 49.4% for the second quarter of 2020 and to 54.3% for the first six months of 2021 from 47.0% for the first six months of 2020. The increased margins were due to the increase in revenue, partially offset by increases in royalty costs, production costs and depreciation expense.

USIS

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
U.S. Information Solutions	2021	2020	$		%	2021	2020	$		%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$298.0	$262.9	$35.1		13%	$600.0	$515.7	$84.3		16%
Mortgage Solutions	49.3	51.2	(1.9)		(4)%	103.4	94.0	9.4		10%
Financial Marketing Services	58.5	51.5	7.0		14%	111.8	99.1	12.7		13%
Total operating revenue	$405.8	$365.6	$40.2		11%	$815.2	$708.8	$106.4		15%
% of consolidated revenue	33%	37%				33%	37%
Total operating income	$126.1	$113.1	$13.0		11%	$265.8	$220.7	$45.1		20%
Operating margin	31.1%	30.9%		0.2	pts	32.6%	31.1%		1.5	pts

USIS revenue increased by 11% and 15% in the second quarter and the first six months of 2021, respectively, compared to the same periods in 2020. The increase in the second quarter of 2021 is due to improvements in our core credit decisioning services, acquisition revenue and financial marketing services, partially offset by a slight decrease in mortgage solutions due to declining mortgage inquiry volumes. The increase for the first six months of 2021 is due to improvements in our core credit decisioning services, acquisition revenue, financial marketing services, as well as mortgage solutions related to the overall strength of the U.S. mortgage market as compared to the prior year.

Online Information Solutions

Revenue increased by 13% and 16% in the second quarter and the first six months of 2021, respectively, compared to the same periods in 2020. The increases were due to improved core credit decisioning services volumes as well as revenue related to the Kount acquisition.

Mortgage Solutions

Revenue decreased by 4% in the second quarter of 2021 and increased by 10% in the first six months of 2021, compared to the same periods in 2020. Mortgage origination transaction volumes are up for the first six months of 2021 but have started to decline in the second quarter, as compared to the prior year.

Financial Marketing Services

Revenue increased by 14% and 13% in the second quarter and the first six months of 2021, respectively, compared to the same periods in 2020. The increase in both periods is due to increased marketing activities by customers as the U.S. economy continues its recovery from the economic impact of COVID-19.

USIS Operating Margin

USIS operating margin increased to 31.1% for the second quarter of 2021 from 30.9% for the second quarter of 2020 and to 32.6% for the first six months of 2021 from 31.1% for the first six months of 2020. The slight margin increases for the second quarter and, to a greater extent, the first six months of 2021, were due to the increase in revenue and decrease in incremental technology and data security costs, partially offset by the increase in royalty, depreciation and production costs.

International

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
International	2021	2020	$		%	2021	2020	$		%
	(In millions)					(In millions)
Operating revenue:
Asia Pacific	$91.4	$65.2	$26.2		40%	$178.3	$134.9	$43.4		32%
Europe	68.4	48.0	20.4		42%	137.1	114.4	22.7		20%
Latin America	44.0	34.2	9.8		29%	85.7	77.4	8.3		11%
Canada	47.1	33.1	14.0		42%	91.2	69.8	21.4		31%
Total operating revenue	$250.9	$180.5	$70.4		39%	$492.3	$396.5	$95.8		24%
% of consolidated revenue	20%	18%				20%	20%
Total operating income	$29.3	$(6.2)	$35.5		573%	$57.2	$9.1	$48.1		529%
Operating margin	11.7%	(3.4)%		15.1	pts	11.6%	2.3%		9.3	pts

International revenue increased by 39% and 24% in the second quarter and the first six months of 2021, respectively, compared to the same periods in 2020. On a local currency basis, revenue increased by 25% and 13% in the second quarter and the first six months of 2021, respectively, driven by increases in all geographies as local economies continue to recover from negative impacts of COVID-19. Local currency fluctuations against the U.S. dollar positively impacted revenue by $24.9 million, or 14%, for the second quarter of 2021 and by $43.4 million, or 11%, for the first six months of 2021.

Asia Pacific

On a local currency basis, revenue increased by 21% and 13% in the second quarter and the first six months of 2021, respectively, compared to the same periods in 2020. The increases in both periods were driven by growth in our commercial and identity and fraud businesses in Australia, as well as growth in our Australian consumer business mainly for the second quarter of 2021. Additionally, the increase in revenue for the second quarter is also attributable to growth in India due to higher consumer volumes related to economic recovery from the impacts of COVID-19. Local currency fluctuations against the U.S. dollar positively impacted revenue by $12.8 million, or 19%, and $25.3 million, or 19% for the second quarter and the first six months of 2021, respectively. Reported revenue increased by 40% and 32% in the second quarter and the first six months of 2021, respectively, compared to the same periods in 2020.

Europe

On a local currency basis, revenue increased by 27% and 9% in the second quarter and the first six months of 2021, respectively, compared to the same periods in 2020. The increases in both periods were driven by growth in the consumer and commercial verticals for the U.K. and Spain due to improving economic conditions in the second quarter of 2021, as well as growth in the debt management vertical driven by higher volumes within the private sector. Local currency fluctuations against the U.S. dollar positively impacted revenue by $7.2 million, or 15%, and $12.5 million, or 11% for the second quarter and the first six months of 2021, respectively. Reported revenue increased by 42% and 20% in the second quarter and the first six months of 2021, respectively, compared to the same periods in 2020.

Latin America

On a local currency basis, revenue increased by 30% and 14% in the second quarter and the first six months of 2021, respectively, compared to the same periods in 2020. The increases in both periods were driven by price increases in Argentina and growth in the consumer vertical primarily for Argentina, Ecuador and Peru during the second quarter due to economic recovery from the impacts of COVID-19 across the region. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.5 million, or 1%, and $2.5 million, or 3% for the second quarter and the first six months of 2021, respectively. The negative foreign currency impacts in both periods were driven by negative impacts from Argentina, partially offset by positive impacts from Chile. Reported revenue increased by 29% and 11% in the second quarter and the first six months of 2021, respectively, compared to the same periods in 2020.

Canada

On a local currency basis, revenue increased by 26% and 19% in the second quarter and the first six months of 2021, respectively, compared to the same periods in 2020. The increases in both periods were driven by growth in the consumer, commercial, identity and fraud, and analytics businesses, mainly within the mortgage and fintech verticals, as Canada continues to recover from the negative impacts of COVID-19. Local currency fluctuations against the U.S. dollar positively impacted revenue by $5.4 million, or 16%, and $8.0 million, or 12% for the second quarter and the first six months of 2021, respectively. Reported revenue increased by 42% and 31% in the second quarter and the first six months of 2021, respectively, compared to the same periods in 2020.

International Operating Margin

Operating margin increased to 11.7% for the second quarter of 2021 from a 3.4% loss for the second quarter of 2020 and to 11.6% for the first six months of 2021 from 2.3% for the first six months of 2020. The increased margin for both periods is due to the increased revenue mentioned above, lower technology and data security costs and discretionary expense control, partially offset by increased people costs, royalty and production costs and depreciation expense.

GCS

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Global Consumer Solutions	2021	2020	$	%		2021	2020	$	%
	(In millions)					(In millions)
Total operating revenue	$82.4	$83.8	$(1.4)	(2)%		$163.8	$180.9	$(17.1)	(9)%
% of consolidated revenue	7%	9%				7%	9%
Total operating income	$11.9	$7.8	$4.1	53%		$25.9	$20.9	$5.0	24%
Operating margin	14.5%	9.3%		5.2	pts	15.8%	11.5%		4.3	pts

Revenue decreased by 2% and 9% in the second quarter and the first six months of 2021, respectively, compared to the same periods in 2020. On a local currency basis, revenue decreased by 3% and 11% for the second quarter and the first six months of 2021, respectively. The reduction in revenue for both periods was driven by decreases in partner revenue, partially offset by growth in the direct to consumer business due to strong consumer subscription performance in North America. Local currency fluctuations against the U.S. dollar positively impacted revenue by $1.3 million, or 1%, and $2.0 million, or 2% for the second quarter and the first six months of 2021, respectively.

GCS Operating Margin

Operating margin increased to 14.5% for the second quarter of 2021 from 9.3% for the second quarter of 2020 and to 15.8% for the first six months of 2021 from 11.5% for the first six months of 2020. The increased margins for both periods were due to a reduction in partner royalty costs and decrease in technology development costs, partially offset by increased depreciation expense and advertising costs.

General Corporate Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
General Corporate Expense	2021	2020	$	%	2021	2020	$	%
	(In millions)				(In millions)
General corporate expense	$126.5	$122.1	$4.4	4%	$266.2	$255.7	$10.5	4%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, security, data and analytics, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense increased by $4.4 million and $10.5 million for the second quarter and the first six months of 2021, respectively, compared to the same periods in 2020. The increase in both periods was due to an increase in people costs and depreciation expense, partially offset by a decrease in incremental technology and data security costs.

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

Sources and Uses of Cash

Funds generated by operating activities, our Revolver and related commercial paper program, more fully described below, are our most significant sources of liquidity. At June 30, 2021, we had $0.5 billion in cash balances, as well as $1.1 billion available to borrow under our Revolver.

The Company has and expects to make payments to resolve certain legal proceedings and investigations related to the 2017 cybersecurity incident, described more fully in Part II, “Item 1. Legal Proceedings” in this Form 10-Q. Through June 30, 2021, the Company has made payments of $443.6 million for legal settlements related to the 2017 cybersecurity incident. The remaining $345.0 million to be paid to the Consumer Restitution Fund will be made after a final adjudication affirming the U.S. Consumer MDL Litigation settlement or dismissal of the pending appeals. Although we expect this payment and the remaining settlement payments to be made later in 2021, we can give no assurance that these payments will occur in 2021 due to pending approvals or appeals. As a result of the possible payments that could be made in 2021 related to the losses associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident and other requirements, funds generated by operating activities may not be sufficient to fund working capital and other cash requirements, including for acquisitions and share repurchases, throughout 2021. Our plan is to finance the payments with existing cash balances and borrowing capacity, as necessary. In the event that additional financing is needed, we would finance using the public and private corporate bond markets and/or syndicated loan markets, if available.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of June 30, 2021, we held $290.4 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2021	2020	2021 vs. 2020
	(In millions)
Operating activities	$551.1	$282.0	$269.1
Investing activities	$(1,095.6)	$(250.9)	$(844.7)
Financing activities	$(680.3)	$916.3	$(1,596.6)

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2021 increased by $269.1 million compared the prior year period due to increased net income.

Investing Activities

Capital Expenditures

	Six Months Ended June 30,		Change
Net cash used in:	2021	2020	2021 vs. 2020
	(In millions)
Capital expenditures*	$(235.5)	$(192.8)	$(42.7)
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

Capital expenditures paid in the first six months of 2021 increased by $42.7 million from the same period in 2020. We are continuing to invest in enhanced technology systems and infrastructure as part of our technology transformation.

Acquisitions, Divestitures and Investments

	Six Months Ended June 30,		Change
Net cash used in:	2021	2020	2021 vs. 2020
	(In millions)
Acquisitions, net of cash acquired	$(861.6)	$(48.1)	$(813.5)
Cash received from divestiture	$1.5	$—	$1.5
Investment in unconsolidated affiliates, net	$—	$(10.0)	$10.0

During the first six months of 2021 we acquired Kount within our USIS segment, HIREtech and i2Verify within our Workforce Solutions segment and a small tuck-in acquisition within our International segment. In addition, we also sold a small business within our International segment. During the first six months of 2020, we acquired the remaining interest in our India joint venture within the International segment.

Financing Activities

Borrowings and Credit Facility Availability

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2021	2020	2021 vs. 2020
	(In millions)
Net short-term (repayments) borrowings	$(0.6)	$0.8	$(1.4)
Payments on long-term debt	$(500.1)	$(125.0)	$(375.1)
Borrowings on long-term debt	$—	$1,123.3	$(1,123.3)

Credit Facility Availability

In September 2018, the Company entered into the Revolver, which is a $1.1 billion five-year unsecured revolving credit facility with a group of financial institutions, that will mature in September 2023. Borrowings under the Revolver may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. The Revolver has an accordion feature that allows us to request an increase in the total commitment to $1.6 billion. The Revolver includes an option to request a maximum of two one-year extensions of the maturity date, any time after the first anniversary of the Revolver closing. We believe we are currently in compliance with all representations and warranties necessary as a condition for borrowing under the Revolver, but we cannot assure that we will be able to comply with all such conditions for borrowing in the future. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the facility. In April 2020, we amended our existing revolving credit facility to increase the maximum leverage ratio to provide additional financial flexibility as described further below.

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

As of June 30, 2021, there were $0.7 million of letters of credit issued under the Revolver, no principal drawn amounts under the Revolver, and no commercial paper borrowings. Availability under the Revolver was $1.1 billion at June 30, 2021.

At June 30, 2021, 92% of our debt was fixed-rate debt and 8% was effectively variable debt. Our variable-rate debt consists of our floating rate notes due in 2021. The interest rates reset periodically, depending on the terms of the respective financing agreements. At June 30, 2021, the interest rate on our variable-rate debt was 1.03%.

Borrowing and Repayment Activity

We primarily borrow under our CP program and Revolver as needed and as availability allows.

Net short-term borrowings primarily represent borrowings or repayments of outstanding amounts under our CP program.

Payments on long-term debt reflect $500 million payments related to senior notes in the first six months of 2021 and $125 million payments made related to the now-terminated Receivables Facility in the first six months of 2020.

Borrowings on long-term debt represent the net proceeds received from issuance of the 2025 and 2030 senior notes, as well as the net proceeds received from draw downs on the now-terminated Receivables Facility during the first six months of 2020.

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

As of June 30, 2021, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of the outstanding debt; however, our 3.6% senior notes due 2021, floating rate notes due 2021, 3.3% senior notes due 2022, 3.95% senior notes due 2023, 2.6% senior notes due 2024, 2.6% senior notes due 2025, 3.25% senior notes due 2026, 3.1% senior notes due 2030 and 7.0% senior notes due 2037 (collectively, the “Senior Notes”) contain change in control provisions. If the Company experiences a change of control or publicly announces the Company’s intention to effect a change of control and the rating on the Senior Notes is lowered by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) below an investment grade rating within 60 days of such change of control or notice thereof, then the Company will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. As of June 30, 2021, our S&P credit rating was BBB with a stable outlook and our Moody’s credit rating was Baa2 with a stable outlook. These ratings are subject to change as events and circumstances change.

 For additional information about our debt, including the terms of our financing arrangements, basis for floating interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2020 Form 10-K.

Equity Transactions

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2021	2020	2021 vs. 2020
	(In millions)
Treasury stock repurchases	$(69.9)	$—	$(69.9)
Dividends paid to Equifax shareholders	$(95.0)	$(94.6)	$(0.4)
Dividends paid to noncontrolling interests	$(5.8)	$(1.6)	$(4.2)
Proceeds from exercise of stock options and employee stock purchase plan	$25.1	$22.9	$2.2
Payment of taxes related to settlement of equity awards	$(30.4)	$—	$(30.4)
Purchase of redeemable noncontrolling interests	$(3.6)	$—	$(3.6)

Sources and uses of cash related to equity during the six months ended June 30, 2021 and 2020 were as follows:

-     During the first six months of 2021, we repurchased 0.4 shares of our common stock on the open market for $69.9 million. During the first six months of 2020, we did not repurchase any shares of our stock.

-    We maintained our quarterly dividend of $0.39 per share in the second quarter of 2021. We paid cash dividends to Equifax shareholders of $95.0 million and $94.6 million, or $0.78 per share, during the six months ended June 30, 2021 and 2020, respectively.

-    We received cash of $25.1 million and $22.9 million during the first six months of 2021 and 2020, respectively, from the exercise of stock options and the employee stock purchase plan.

At June 30, 2021, the Company had $520.2 million remaining for stock repurchases under the existing authorization from the board of directors.

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

Benefit Plans

At December 31, 2020, our U.S. Retirement Income Plan met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, our CP program and our Revolver.

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

Foreign Currency

Argentina experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as highly inflationary which resulted in the recognition of a $0.1 million foreign currency loss that was recorded in other income (expense), net in our Consolidated Statements of Income during the three and six months ended June 30, 2021.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2020 Form 10-K. There were no material changes to our market risk exposure during the three and six months ended June 30, 2021.

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

On January 13, 2020, the Northern District of Georgia, the U.S. District Court overseeing centralized pre-trial proceedings for the U.S. Consumer MDL Litigation and numerous other federal court actions relating to the 2017 cybersecurity incident (the “MDL Court”), entered an order granting final approval of the settlement in connection with the U.S. Consumer MDL Litigation. The MDL Court entered an amended order granting final approval of the settlement (the “Final Approval Order”) on March 17, 2020. Several objectors appealed the Final Approval Order to the U.S. Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”). On June 3, 2021, the Eleventh Circuit issued an order reversing the MDL Court’s grant of incentive awards to class representatives, but affirming all other aspects of the Final Approval Order. Several objectors have filed petitions with the Eleventh Circuit seeking both a rehearing by the three-judge panel and a rehearing by the entire Eleventh Circuit. Until the appeals are finally adjudicated or dismissed, we can provide no assurance that the U.S. Consumer MDL Litigation will be resolved as contemplated by the settlement agreement. If the MDL Court’s order approving the settlement is reversed by an appellate court, there is a risk that we would not be able to settle the U.S. Consumer MDL Litigation on acceptable terms or at all, which could have a material adverse effect on our financial condition and results of operations.

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

On December 13, 2019, the court in Ontario granted certification of a nationwide class that includes all impacted Canadians as well as Canadians who had subscription products with Equifax between March 7, 2017 and July 30, 2017 who were not impacted by the incident. We appealed one of the claims on which a class was certified and on June 9, 2021, our appeal was granted by the Ontario Divisional Court. The plaintiff has since filed a notice of further appeal. All remaining purported class actions are at preliminary stages or stayed.

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
Although we continue to cooperate in the above investigations and inquiries, an adverse outcome to any such investigations and inquiries could subject us to fines or other obligations, which could have a material adverse effect on our financial condition and results of operations.

Other

Equifax has been named as a defendant in various other legal actions, including administrative claims, regulatory matters, government investigations, class actions and other litigation arising in connection with our business. Some of the legal actions include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We believe we have defenses to and, where appropriate, will contest many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines or other relief. We may explore potential settlements before a case is taken through trial because of the uncertainty and risks inherent in the litigation process.
For information regarding our accounting for legal contingencies, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2020 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 30, 2021:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
April 1 - April 30, 2021	1,055	$—	—	$556,045,764
May 1 - May 31, 2021	89,558	$235.10	80,000	$537,237,764
June 1 - June 30, 2021	3,503	$230.66	74,000	$520,168,924
Total	94,116		154,000

(1)The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 1,055 shares for the month of April 2021, 89,558 shares for the month of May 2021, and 3,503 shares for the month of June 2021.

(2)Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)At June 30, 2021, the amount authorized for future share repurchases under the share repurchase program was $520.2 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1*	Amendment No. 4 to Equifax 2005 Executive Deferred Compensation Plan, effective as of May 5, 2021.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date:	July 22, 2021	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	July 22, 2021		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	July 22, 2021		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)