Form 10-Q
period 2021-09-30
EQUIFAX INC
filed 2021-10-21
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

On October 8, 2021, there were 122,001,519 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2021

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2021	2020
(In millions, except per share amounts)
Operating revenue	$1,222.9	$1,068.3
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	489.0	433.2
Selling, general and administrative expenses	344.2	330.0
Depreciation and amortization	116.5	100.7
Total operating expenses	949.7	863.9
Operating income	273.2	204.4
Interest expense	(35.0)	(37.4)
Other income, net	27.2	139.1
Consolidated income before income taxes	265.4	306.1
Provision for income taxes	(58.8)	(76.8)
Consolidated net income	206.6	229.3
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.2)	(0.8)
Net income attributable to Equifax	$205.4	$228.5
Basic earnings per common share:
Net income attributable to Equifax	$1.68	$1.88
Weighted-average shares used in computing basic earnings per share	121.9	121.5
Diluted earnings per common share:
Net income attributable to Equifax	$1.66	$1.86
Weighted-average shares used in computing diluted earnings per share	123.7	123.0
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
(In millions, except per share amounts)
Operating revenue	$3,670.7	$3,009.1
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	1,455.3	1,256.5
Selling, general and administrative expenses	981.4	955.9
Depreciation and amortization	348.2	289.5
Total operating expenses	2,784.9	2,501.9
Operating income	885.8	507.2
Interest expense	(107.1)	(104.7)
Other income, net	32.3	188.3
Consolidated income before income taxes	811.0	590.8
Provision for income taxes	(185.5)	(142.2)
Consolidated net income	625.5	448.6
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(3.4)	(2.9)
Net income attributable to Equifax	$622.1	$445.7
Basic earnings per common share:
Net income attributable to Equifax	$5.11	$3.67
Weighted-average shares used in computing basic earnings per share	121.8	121.4
Diluted earnings per common share:
Net income attributable to Equifax	$5.04	$3.63
Weighted-average shares used in computing diluted earnings per share	123.5	122.7
Dividends per common share	$1.17	$1.17

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,
	2021			2020
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$205.4	$1.2	$206.6	$228.5	$0.8	$229.3
Other comprehensive income (loss):
Foreign currency translation adjustment	(100.1)	(1.2)	(101.3)	49.4	0.2	49.6
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	1.2	—	1.2	(0.6)	—	(0.6)
Comprehensive income	$106.5	$—	$106.5	$277.3	$1.0	$278.3

	Nine Months Ended September 30,
	2021			2020
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$622.1	$3.4	$625.5	$445.7	$2.9	$448.6
Other comprehensive income (loss):
Foreign currency translation adjustment	(84.9)	(0.7)	(85.6)	(8.2)	(1.5)	(9.7)
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	0.6	—	0.6	(1.7)	—	(1.7)
Comprehensive income	$537.8	$2.7	$540.5	$435.8	$1.4	$437.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$2,025.5	$1,684.6
Trade accounts receivable, net of allowance for doubtful accounts of $11.3 and $12.9 at September 30, 2021 and December 31, 2020, respectively	694.6	630.6
Prepaid expenses	120.5	104.1
Other current assets	49.7	59.0
Total current assets	2,890.3	2,478.3
Property and equipment:
Capitalized internal-use software and system costs	1,624.2	1,374.5
Data processing equipment and furniture	301.8	299.9
Land, buildings and improvements	245.4	239.1
Total property and equipment	2,171.4	1,913.5
Less accumulated depreciation and amortization	(918.5)	(774.1)
Total property and equipment, net	1,252.9	1,139.4
Goodwill	5,169.2	4,495.8
Indefinite-lived intangible assets	95.0	94.9
Purchased intangible assets, net	1,271.6	997.8
Other assets, net	404.3	405.6
Total assets	$11,083.3	$9,611.8
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$500.6	$1,101.1
Accounts payable	192.5	159.1
Accrued expenses	213.9	251.8
Accrued salaries and bonuses	222.1	250.3
Deferred revenue	108.1	108.3
Other current liabilities	649.7	612.5
Total current liabilities	1,886.9	2,483.1
Long-term debt	4,969.4	3,277.3
Deferred income tax liabilities, net	372.6	332.3
Long-term pension and other postretirement benefit liabilities	114.3	130.7
Other long-term liabilities	185.0	178.1
Total liabilities	7,528.2	6,401.5
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at September 30, 2021 and December 31, 2020; Outstanding shares - 122.0 and 121.8 at September 30, 2021 and December 31, 2020, respectively	236.6	236.6
Paid-in capital	1,517.6	1,470.7
Retained earnings	4,677.4	4,185.4
Accumulated other comprehensive loss	(255.7)	(171.4)
Treasury stock, at cost, 66.7 shares and 66.9 shares at September 30, 2021 and December 31, 2020, respectively	(2,630.8)	(2,547.0)
Stock held by employee benefit trusts, at cost, 0.6 shares at September 30, 2021 and December 31, 2020	(5.9)	(5.9)
Total Equifax shareholders’ equity	3,539.2	3,168.4
Noncontrolling interests including redeemable noncontrolling interests	15.9	41.9
Total equity	3,555.1	3,210.3
Total liabilities and equity	$11,083.3	$9,611.8

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Operating activities:
Consolidated net income	$625.5	$448.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	354.9	295.2
Stock-based compensation expense	44.8	43.9
Deferred income taxes	12.6	82.2
Loss (gain) on fair market value adjustment of equity investments	0.1	(162.8)
Gain on divestiture	(0.2)	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(54.9)	(76.1)
Other assets, current and long-term	5.1	29.6
Current and long term liabilities, excluding debt	(38.4)	(11.6)
Cash provided by operating activities	949.5	649.0
Investing activities:
Capital expenditures	(332.9)	(309.5)
Acquisitions, net of cash acquired	(1,108.9)	(61.4)
Cash received from divestiture	1.5	—
Investment in unconsolidated affiliates, net	—	(10.0)
Cash used in investing activities	(1,440.3)	(380.9)
Financing activities:
Net short-term borrowings	499.2	0.3
Payments on long-term debt	(1,100.2)	(125.0)
Borrowings on long-term debt	1,697.3	1,123.3
Treasury stock purchases	(69.9)	—
Dividends paid to Equifax shareholders	(142.6)	(142.1)
Dividends paid to noncontrolling interests	(6.5)	(2.6)
Proceeds from exercise of stock options and employee stock purchase plan	33.4	29.9
Payment of taxes related to settlement of equity awards	(43.9)	—
Purchase of noncontrolling interests	(11.2)	(9.0)
Debt issuance costs	(13.2)	(9.8)
Other	—	0.3
Cash provided by financing activities	842.4	865.3
Effect of foreign currency exchange rates on cash and cash equivalents	(10.7)	0.9
Increase in cash and cash equivalents	340.9	1,134.3
Cash and cash equivalents, beginning of period	1,684.6	401.3
Cash and cash equivalents, end of period	$2,025.5	$1,535.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended September 30, 2021

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, June 30, 2021	121.8	$236.6	$1,506.8	$4,505.7	$(156.8)	$(2,625.9)	$(5.9)	$38.1	$3,498.6
Net income	—	—	—	205.4	—	—	—	1.2	206.6
Other comprehensive loss	—	—	—	—	(98.9)	—	—	(1.2)	(100.1)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	(0.3)	—	—	(4.9)	—	—	(5.2)
Cash dividends ($0.39 per share)	—	—	—	(47.8)	—	—	—	—	(47.8)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	10.9	—	—	—	—	—	10.9
Purchases of redeemable noncontrolling interests	—	—	—	—	—	—	—	(7.6)	(7.6)
Redeemable noncontrolling interest adjustment	—	—	—	14.0	—	—	—	(14.0)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Other	—	—	—	0.1	—	—	—	0.1	0.2
Balance, September 30, 2021	122.0	$236.6	$1,517.6	$4,677.4	$(255.7)	$(2,630.8)	$(5.9)	$15.9	$3,555.1

For the Three Months Ended September 30, 2020

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, June 30, 2020	121.5	$236.6	$1,447.8	$3,979.5	$(413.2)	$(2,550.7)	$(5.9)	$40.2	$2,734.3
Net income	—	—	—	228.5	—	—	—	0.8	229.3
Other comprehensive income	—	—	—	—	48.8	—	—	0.2	49.0
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.1	—	(1.0)	—	—	0.3	—	—	(0.7)
Cash dividends ($0.39 per share)	—	—	—	(47.6)	—	—	—	—	(47.6)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	12.2	—	—	—	—	—	12.2
Redeemable noncontrolling interest adjustment	—	—	—	(1.5)	—	—	—	1.5	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.0)	(1.0)
Purchases of noncontrolling interests	—	—	(5.1)	—	—	—	—	(3.9)	(9.0)
Balance, September 30, 2020	121.6	$236.6	$1,454.1	$4,158.9	$(364.4)	$(2,550.4)	$(5.9)	$37.8	$2,966.7

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Nine Months Ended September 30, 2021

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2020	121.8	$236.6	$1,470.7	$4,185.4	$(171.4)	$(2,547.0)	$(5.9)	$41.9	$3,210.3
Net income	—	—	—	622.1	—	—	—	3.4	625.5
Other comprehensive loss	—	—	—	—	(84.3)	—	—	(0.7)	(85.0)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.6	—	3.4	—	—	(13.9)	—	—	(10.5)
Treasury stock purchased under share repurchase program*	(0.4)	—	—	—	—	(69.9)	—	—	(69.9)
Cash dividends ($1.17 per share)	—	—	—	(143.3)	—	—	—	—	(143.3)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation expense	—	—	44.8	—	—	—	—	—	44.8
Purchases of redeemable noncontrolling interests	—	—	—	—	—	—	—	(7.6)	(7.6)
Redeemable noncontrolling interest adjustment	—	—	—	13.2	—	—	—	(13.2)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(6.5)	(6.5)
Purchases of noncontrolling interests	—	—	(1.8)	—	—	—	—	(1.8)	(3.6)
Other	—	—	(0.2)	—	—	—	—	0.4	0.2
Balance, September 30, 2021	122.0	$236.6	$1,517.6	$4,677.4	$(255.7)	$(2,630.8)	$(5.9)	$15.9	$3,555.1

*At September 30, 2021, $520.2 million was available for future purchases of common stock under our share repurchase authorization.

For the Nine Months Ended September 30, 2020

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2019	121.2	$236.6	$1,405.1	$3,854.6	$(354.4)	$(2,557.4)	$(5.9)	$44.3	$2,622.9
Net income	—	—	—	445.7	—	—	—	2.9	448.6
Other comprehensive loss	—	—	—	—	(10.0)	—	—	(1.5)	(11.5)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.4	—	9.5	—	—	7.0	—	—	16.5
Cash dividends ($1.17 per share)	—	—	—	(142.8)	—	—	—	—	(142.8)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation expense	—	—	43.9	—	—	—	—	—	43.9
Redeemable noncontrolling interest adjustment	—	—	—	1.8	—	—	—	(1.8)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.6)	(2.6)
Purchases of noncontrolling interests	—	—	(5.1)	—	—	—	—	(3.9)	(9.0)
Cumulative adjustment from change in accounting principle	—	—	—	(0.4)	—	—	—	—	(0.4)
Other	—	—	—	—	—	—	—	0.4	0.4
Balance, September 30, 2020	121.6	$236.6	$1,454.1	$4,158.9	$(364.4)	$(2,550.4)	$(5.9)	$37.8	$2,966.7

Accumulated Other Comprehensive Loss consists of the following components:

	September 30, 2021	December 31, 2020
	(In millions)
Foreign currency translation	$(253.3)	$(168.4)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $0.3 and $0.5 at September 30, 2021 and December 31, 2020, respectively	(1.4)	(2.0)
Cash flow hedging transactions, net of accumulated tax of $0.6 and $0.7 at September 30, 2021 and December 31, 2020, respectively	(1.0)	(1.0)
Accumulated other comprehensive loss	$(255.7)	$(171.4)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2021

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, analyze and manage various types of financial, demographic, employment and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of September 30, 2021, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Weighted-average shares outstanding (basic)	121.9	121.5	121.8	121.4
Effect of dilutive securities:
Stock options and restricted stock units	1.8	1.5	1.7	1.3
Weighted-average shares outstanding (diluted)	123.7	123.0	123.5	122.7

For the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020, stock options that were anti-dilutive were not material. For the nine months ended September 30, 2020, stock options that were anti-dilutive were 0.6 million.

Financial Instruments.  Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for similar publicly traded instruments and for non-publicly traded instruments through valuation techniques involving observable inputs based on the specific characteristics of the debt instrument. As of September 30, 2021 and December 31, 2020, the fair value of our long-term debt, including the current portion, was $5.3 billion and $4.8 billion, respectively, compared to its carrying value of $5.0 billion and $4.4 billion, respectively.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed several acquisitions during the nine months ended September 30, 2021 and the year ended December 31, 2020. The values of net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in these acquisitions were internally or externally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and the establishment of specific reserves for customers in an adverse financial condition. We also consider expected changes in macroeconomic conditions that may impact the collectability of outstanding receivables in determining expected credit losses. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Allowance for doubtful accounts, beginning of period	$11.2	$16.9	$12.9	$11.2
Current period bad debt expense	1.2	0.2	1.2	7.1
Write-offs, net of recoveries	(1.1)	(1.3)	(2.8)	(2.5)
Allowance for doubtful accounts, end of period	$11.3	$15.8	$11.3	$15.8

Other Current Assets. Other current assets on our Consolidated Balance Sheets include amounts receivable from tax authorities. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2021, these assets were approximately $18.9 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use, and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent our investments in unconsolidated affiliates, the Company’s operating lease right-of-use assets, employee benefit trust assets, long-term deferred tax assets and assets related to life insurance policies covering certain officers of the Company.

Equity Investment. We record our equity investment in Brazil within Other Assets at fair value, using observable Level 1 inputs. The carrying value of the investment has been adjusted to $124.9 million as of September 30, 2021 based on quoted market prices, resulting in an unrealized gain of $17.3 million and unrealized loss of $0.1 million for the three and nine months ended September 30, 2021. The carrying value of the investment was $133.8 million as of September 30, 2020, resulting in an unrealized gain of $129.9 million for the three and nine months ended September 30, 2020. All unrealized gains or losses on the investment are recorded in Other income, net within the Consolidated Statements of Income.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of operating lease liabilities and various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 6. Other current liabilities also include corresponding amounts of other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2021, these funds were approximately $18.9 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

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

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2021	2020	$	%	2021	2020	$	%
	(In millions)				(In millions)
Verification Services	$402.7	$301.1	$101.6	34%	$1,182.3	$773.2	$409.1	53%
Employer Services	105.3	75.7	29.6	39%	302.2	258.2	44.0	17%
Total Workforce Solutions	508.0	376.8	131.2	35%	1,484.5	1,031.4	453.1	44%
Online Information Solutions	286.3	284.7	1.6	1%	886.2	800.3	85.9	11%
Mortgage Solutions	46.2	55.4	(9.2)	(17)%	149.7	149.4	0.3	—%
Financial Marketing Services	55.3	46.2	9.1	20%	167.1	145.4	21.7	15%
Total U.S. Information Solutions	387.8	386.3	1.5	—%	1,203.0	1,095.1	107.9	10%
Asia Pacific	88.7	80.2	8.5	11%	267.0	215.1	51.9	24%
Europe	67.7	58.7	9.0	15%	204.8	173.2	31.6	18%
Latin America	44.6	40.4	4.2	11%	130.3	117.8	12.5	11%
Canada	44.4	38.7	5.7	15%	135.6	108.5	27.1	25%
Total International	245.4	218.0	27.4	13%	737.7	614.6	123.1	20%
Global Consumer Solutions	81.7	87.2	(5.5)	(6)%	245.5	268.0	(22.5)	(8)%
Total operating revenue	$1,222.9	$1,068.3	$154.6	14%	$3,670.7	$3,009.1	$661.6	22%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of September 30, 2021, inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$31.1
1 to 3 years	32.1
3 to 5 years	20.7
Thereafter	36.2
Total remaining performance obligation	$120.1

3. ACQUISITIONS AND INVESTMENTS

2021 Acquisitions and Investments. On February 10, 2021, the Company acquired 100% of Kount, a provider of fraud prevention and digital identity solutions for $640 million within the U.S. Information Solutions (“USIS”) business unit. Additionally in the first quarter of 2021, the Company acquired 100% of HIREtech and i2Verify within the Workforce Solutions business unit as well as a small acquisition and purchase of the remaining noncontrolling interest of a business within our International business unit. In the third quarter of 2021, the Company acquired 100% of Health e(fx) and Teletrack within the Workforce Solutions and USIS business units, respectively, as well as the purchase of the remaining noncontrolling interest of a business within our International business unit. All of these acquisitions expand the Company's data assets as well as product offerings. The purchase price allocations for these acquisitions are not yet finalized and open areas consist of income taxes and working capital for all acquisitions and purchased intangibles for third quarter acquisitions. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

Additionally, the Company acquired 100% of Appriss Insights on October 1, 2021, for cash consideration of approximately $1.825 billion. Appriss Insights is a source of risk and criminal justice intelligence information and will be reported within the Workforce Solutions business unit. The Company will account for this acquisition in accordance with ASC 805, Business Combinations, which requires the assets acquired and the liabilities assumed to be measured at fair value at the date of the acquisition. The accounting for the acquisition is incomplete as of the date of this filing.

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

Our annual goodwill impairment testing was completed during the third quarter of 2021. The estimated fair value for all reporting units exceeded the carrying value for those units as of September 30, 2021. As a result, no goodwill impairment was recorded.

Changes in the amount of goodwill for the nine months ended September 30, 2021, are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Global Consumer Solutions	Total

Balance, December 31, 2020	$1,010.7	$1,286.7	$2,007.9	$190.5	$4,495.8
Acquisitions	223.8	487.2	18.4	—	729.4
Adjustments to initial purchase price allocation	—	0.7	—	—	0.7
Foreign currency translation	—	—	(56.9)	1.5	(55.4)
Divestitures	—	—	(1.3)	—	(1.3)
Balance, September 30, 2021	$1,234.5	$1,774.6	$1,968.1	$192.0	$5,169.2

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2021. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the nine months ended September 30, 2021.

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

Purchased intangible assets at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,107.4	$(449.4)	$658.0	$913.7	$(399.2)	$514.5
Customer relationships	788.5	(348.9)	439.6	680.1	(331.4)	348.7
Proprietary database	190.1	(44.8)	145.3	148.6	(30.7)	117.9
Acquired software and technology	26.5	(13.8)	12.7	115.3	(106.6)	8.7
Trade names and other intangible assets	20.4	(12.3)	8.1	14.4	(9.4)	5.0
Non-compete agreements	11.1	(3.2)	7.9	6.5	(3.5)	3.0
Total definite-lived intangible assets	$2,144.0	$(872.4)	$1,271.6	$1,878.6	$(880.8)	$997.8

Amortization expense related to purchased intangible assets was $40.1 million and $36.0 million during the three months ended September 30, 2021 and 2020, respectively. Amortization expense related to purchased intangible assets was $119.6 million and $105.8 million during the nine months ended September 30, 2021 and 2020, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at September 30, 2021 is as follows:

Years ending December 31,	Amount
(In millions)
2021	$41.6
2022	164.7
2023	158.0
2024	149.0
2025	145.5
Thereafter	612.8
$1,271.6

5. DEBT

Debt outstanding at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
	(In millions)
Commercial paper	$500.0	$—
Notes, 2.3%, due June 2021	—	500.0
Notes, 3.6%, due August 2021	—	300.0
Notes, Floating Rate, due August 2021	—	300.0
Notes, 3.3%, due December 2022	500.0	500.0
Notes, 3.95%, due June 2023	400.0	400.0
Notes, 2.6%, due December 2024	750.0	750.0
Notes, 2.6%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Term loan, due August 2026	700.0	—
Debentures, 6.9%, due July 2028	125.0	125.0
Notes, 3.1%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	—
Notes, 7.0%, due July 2037	250.0	250.0
Other	1.1	2.2
Total debt	5,501.1	4,402.2
Less short-term debt and current maturities	(500.6)	(1,101.1)
Less unamortized discounts and debt issuance costs	(31.1)	(23.8)
Total long-term debt, net	$4,969.4	$3,277.3

2.35% Senior Notes. On August 11, 2021, we issued $1.0 billion aggregate principal amount of 2.35% ten-year Senior Notes due 2031 (the “2031 Notes”) in an underwritten public offering. Interest on the 2031 Notes accrues at a rate of 2.35% per year and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2022. The net proceeds of the sale of the 2031 Notes were used to repay the $300.0 million 3.6% Senior Notes due 2021 and $300.0 million Floating Rate Notes due 2021. The remaining proceeds will be used for general corporate purposes, which may include the repayment of borrowings under the our commercial paper program or the funding of acquisitions, including the Company’s $1.825 billion acquisition of Appriss Insights. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2031 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

2.6% and 3.1% Senior Notes. On April 22, 2020, we issued $400.0 million aggregate principal amount of 2.6% five-year Senior Notes due 2025 (the “2025 Notes”) and $600.0 million aggregate principal amount of 3.1% ten-year Senior Notes due 2030 (the “2030 Notes”) in an underwritten public offering. Interest on the 2025 Notes accrues at a rate of 2.6% per year and is payable semi-annually in arrears on June 15 and December 15 of each year. Interest on the 2030 Notes accrues at a rate of 3.1% per year and is payable semi-annually in arrears on May 15 and November 15 of each year. The net proceeds of the sale of the notes were used to repay borrowings under a $225.0 million receivables funding facility (“Receivables Facility”) that was terminated in November 2020, while the remaining funds were used for general corporate purposes, which included the repayment of a portion of the 2021 debt maturities. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2025 Notes and 2030 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Senior Credit Facilities.  In August 2021, the Company refinanced the existing unsecured revolving credit facility of $1.1 billion set to expire September 2023, and entered into a new $1.5 billion five-year unsecured revolving credit facility (the “Revolver”) and a new $700.0 million delayed draw term loan (“Term Loan”), collectively known as the “Senior Credit Facilities,” both which mature in August 2026. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions, including the acquisition of Appriss Insights, and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date, any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the Revolver. As of September 30, 2021, there were $500.0 million of outstanding commercial paper notes, $0.7 million of letters of credit outstanding, no outstanding borrowings under the Revolver and $700 million outstanding under the Term Loan. Availability under the Revolver was $1.0 billion at September 30, 2021.

Commercial Paper Program.  In the third quarter of 2021, we increased the size of our commercial paper program from $1.1 billion to $1.5 billion, consistent with the increase in our Revolver. The $1.5 billion commercial paper program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings may bear interest at either a floating rate or a fixed rate, plus the applicable margin. Maturities of commercial paper can range from overnight to 397 days. Because the commercial paper is backstopped by our Revolver, the amount of commercial paper which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At September 30, 2021, there were $500.0 million of outstanding commercial paper notes.

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

We believe it is probable that we will incur losses associated with certain of the proceedings and investigations related to the 2017 cybersecurity incident. In 2019, we recorded expenses, net of insurance recoveries, of $800.9 million in other current liabilities in our Consolidated Balance Sheets, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described below based on a number of factors, such as the various stages of these proceedings and investigations, including matters on appeal, that alleged damages have not been specified or are uncertain, the uncertainty as to the certification of a class or classes and the size of any certified class, as applicable, and the lack of resolution on significant factual and legal issues. The ultimate amount paid on these actions, claims and investigations in excess of the amount already accrued could be material to the Company’s consolidated financial condition, results of operations, or cash flows in future periods.

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

On January 13, 2020, the Northern District of Georgia, the U.S. District Court overseeing centralized pre-trial proceedings for the U.S. Consumer MDL Litigation and numerous other federal court actions relating to the 2017 cybersecurity incident (the “MDL Court”), entered an order granting final approval of the settlement in connection with the U.S. Consumer MDL Litigation. The MDL Court entered an amended order granting final approval of the settlement (the “Final Approval Order”) on March 17, 2020. Several objectors appealed the Final Approval Order to the U.S. Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”). On June 3, 2021, the Eleventh Circuit issued an order reversing the MDL Court’s grant of incentive awards to class representatives, but affirming all other aspects of the Final Approval Order. Several objectors filed petitions with the Eleventh Circuit seeking a rehearing, and on July 29, 2021, the Eleventh Circuit denied those petitions. On August 12, 2021, the MDL Court made the Eleventh Circuit’s mandate the judgment of the MDL Court. Since that time, one objector has filed a petition for a writ of certiorari with the U.S. Supreme Court. The deadline for any other objectors to file such petitions is October 27, 2021. Until all such petitions to the U.S. Supreme Court are finally adjudicated or dismissed, we can provide no assurance that the U.S. Consumer MDL Litigation will be resolved as contemplated by the settlement agreement. If the Eleventh Circuit’s June 3, 2021 order affirming approval of the settlement (except with respect to incentive awards, as discussed above) is reviewed and reversed by the U.S. Supreme Court, there is a risk that we would not be able to settle the U.S. Consumer MDL Litigation on acceptable terms or at all, which could have a material adverse effect on our financial condition and results of operations.

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

Guarantees and General Indemnifications

We may issue standby letters of credit and performance and surety bonds in the normal course of business. The aggregate notional amounts of all performance and surety bonds and standby letters of credit was not material at September 30, 2021 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business was not material at September 30, 2021. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management variable interest entity under its commercial agreements.

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

7. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2017 with a few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $6.7 million.

Effective Tax Rate

Our effective income tax rate was 22.1% for the three months ended September 30, 2021, compared to 25.1% for the three months ended September 30, 2020. Our effective income tax rate was 22.9% for the nine months ended September 30, 2021, compared to 24.1% for the nine months ended September 30, 2020. Our effective tax rate was lower for the third quarter and first nine months of 2021 as compared to 2020 due to a lower foreign income tax rate differential in 2021 due to the changes in fair value of our investment in Brazil.

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

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine months ended September 30, 2021, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2020	$(168.4)	$(2.0)	$(1.0)	$(171.4)
Other comprehensive income before reclassifications	(84.9)	—	—	(84.9)
Amounts reclassified from accumulated other comprehensive loss	—	0.6	—	0.6
Net current-period other comprehensive income (loss)	(84.9)	0.6	—	(84.3)
Balance, September 30, 2021	$(253.3)	$(1.4)	$(1.0)	$(255.7)

Changes in accumulated other comprehensive loss related to noncontrolling interests were not material as of September 30, 2021.

9. RESTRUCTURING CHARGES

In the fourth quarter of 2020, we recorded $31.9 million ($24.3 million, net of tax) of restructuring charges, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and primarily relate to a reduction in headcount. To date, we have paid $25.5 million of the 2020 restructuring costs with $4.3 million and $21.5 million of it paid during the three and nine months ended September 30, 2021, respectively. The remaining future payments are expected to be completed in the fourth quarter of 2021.

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

Operating revenue and operating income by operating segment during the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating revenue:	2021	2020	2021	2020
Workforce Solutions	$508.0	$376.8	$1,484.5	$1,031.4
U.S. Information Solutions	387.8	386.3	1,203.0	1,095.1
International	245.4	218.0	737.7	614.6
Global Consumer Solutions	81.7	87.2	245.5	268.0
Total operating revenue	$1,222.9	$1,068.3	$3,670.7	$3,009.1

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating income:	2021	2020	2021	2020
Workforce Solutions	$253.1	$193.2	$783.0	$500.8
U.S. Information Solutions	116.7	128.6	382.5	349.3
International	27.9	25.4	85.1	34.5
Global Consumer Solutions	11.8	12.5	37.7	33.4
General Corporate Expense	(136.3)	(155.3)	(402.5)	(410.8)
Total operating income	$273.2	$204.4	$885.8	$507.2

Total assets by operating segment at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
(In millions)	2021	2020
Total assets:
Workforce Solutions	$2,019.2	$1,601.3
U.S. Information Solutions	2,912.6	2,177.1
International	3,268.8	3,368.3
Global Consumer Solutions	328.5	319.1
General Corporate	2,554.2	2,146.0
Total assets	$11,083.3	$9,611.8

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

Recent Events and Company Outlook
As further described in our 2020 Form 10-K, we operate in the U.S., which represented 78% of our revenue in 2020, and internationally in more than 20 countries. Our products and services span a wide variety of vertical markets including financial services, mortgage, federal, state and local governments, automotive, telecommunications and many others.
In March 2020, the World Health Organization designated the novel coronavirus disease (“COVID-19”) as a global pandemic. The impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results in the first quarter of 2020. During 2020, the impact on the operating results in each country in which we operate differed based on the conditions and the vertical markets we serve in that country with the impact of the pandemic experienced most severely by our International business. Details of the impact of COVID-19 to our 2020 results can be found under the heading “Segment Financial Results” in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the 2020 Form 10-K. In the third quarter and first nine months of 2021, as efforts to minimize the spread of COVID-19 have been more successful and access to vaccinations has increased, our consolidated revenue grew when compared to 2020, reflecting the U.S. mortgage market demand in 2021 compared to 2020, recovering country economies, Equifax-initiative growth and, to a lesser extent, revenue from acquired companies. A more thorough discussion of our business unit results are included under the heading “Segment Financial Results” in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of this Form 10-Q. We are unable to determine the severity or duration of the impact of the COVID-19 pandemic on the individual markets in the countries we serve or how this impact will change with time. Although consolidated revenue has grown during the third quarter and first nine months of 2021 when compared to 2020, due to the uncertain effects on the global economy caused by the impact of COVID-19, the impact on our future results of operations related to the COVID-19 pandemic are unclear.

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
We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and federal, state and local governments. In jurisdictions where local restrictions have been lifted, as is the case at our major U.S. locations, our employees are returning to work to their assigned offices in conjunction with jurisdictional guidance. In jurisdictions where the local restrictions that were implemented to prevent the further spread of the virus allow, our employees can work from their assigned offices or from home. Generally across our facilities, we have undertaken actions to make these sites safer. We have also substantially reduced employee travel. If public health authorities dictate further measures to limit further spread of the virus, we may need to reinstate our business continuity plans in certain countries or regions in which we operate. As of the date of this filing, we do not believe our work from home and return to office protocols have materially adversely impacted our internal controls, financial reporting systems or our operations.
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
As a response to the ongoing COVID-19 pandemic, we implemented plans to manage our costs. We limited the addition of new employees and third party contracted services, limited most travel except where necessary to meet customer or regulatory needs, and acted to limit discretionary spending. The pace of recovery of the global economy from the COVID-19 induced recession remains uncertain and may affect certain markets or regions we serve differently. Any future asset impairment charges, increase in allowance for doubtful accounts, or restructuring charges could be more likely and will be dependent on the severity and duration of the pandemic.
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
As a result of the 2017 cybersecurity incident, we were subject to a significant number of proceedings and investigations as described in Part II, “Item 1. Legal Proceedings” in this Form 10-Q. We did not record any settlement expenses related to the resolution of these proceedings and investigations for the three or nine months ended September 30, 2021 and 2020. To date, we have recorded legal settlement expenses, net of insurance recoveries, of $800.9 million in selling, general, and administrative expenses in our Consolidated Statements of Income (Loss). As of September 30, 2021, $345.0 million is outstanding on the Consolidated Balance Sheet within other current liabilities related to the U.S. Consumer MDL Litigation. The amounts accrued represent our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25.
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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. Approximately 79% and 78% of our revenue was generated in the U.S. during the three months ended September 30, 2021 and 2020, respectively. Approximately 79% and 78% of our revenue was generated in the U.S. during the nine months ended September 30, 2021 and 2020, respectively.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Key Performance Indicators
	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions, except per share data)		(In millions, except per share data)
Operating revenue	$1,222.9	$1,068.3	$3,670.7	$3,009.1
Operating revenue change	14%	22%	22%	16%
Operating income	$273.2	$204.4	$885.8	$507.2
Operating margin	22.3%	19.1%	24.1%	16.9%
Net income attributable to Equifax	$205.4	$228.5	$622.1	$445.7
Diluted earnings per share	$1.66	$1.86	$5.04	$3.63
Cash provided by operating activities	$398.4	$367.0	$949.5	$649.0
Capital expenditures*	$121.0	$(112.3)	$345.9	$(309.6)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•We repurchased 0.4 million shares of our common stock on the open market for $69.9 million during the first nine months of 2021. At September 30, 2021, $520.2 million was available for future purchases of common stock under our share repurchase authorization.

•We paid out $142.6 million or $1.17 per share in dividends to our shareholders during the first nine months of 2021.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2021	2020	$	%	2021	2020	$	%
	(In millions)				(In millions)
Workforce Solutions	$508.0	$376.8	$131.2	35%	$1,484.5	$1,031.4	$453.1	44%
U.S. Information Solutions	387.8	386.3	1.5	—%	1,203.0	1,095.1	107.9	10%
International	245.4	218.0	27.4	13%	737.7	614.6	123.1	20%
Global Consumer Solutions	81.7	87.2	(5.5)	(6)%	245.5	268.0	(22.5)	(8)%
Consolidated operating revenue	$1,222.9	$1,068.3	$154.6	14%	$3,670.7	$3,009.1	$661.6	22%

Revenue increased by $154.6 million, or 14%, and by $661.6 million, or 22%, for the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020. Total revenue was positively impacted by foreign exchange rates, which increased revenue by $6.6 million and $52.1 million, or 1% and 2%, for the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020.

Revenue in the third quarter and first nine months of 2021 increased primarily due to growth in Workforce Solutions, International and USIS businesses, partially offset by declines in GCS.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Expenses	2021	2020	$	%	2021	2020	$	%
	(In millions)				(In millions)
Consolidated cost of services	$489.0	$433.2	$55.8	13%	$1,455.3	$1,256.5	$198.8	16%
Consolidated selling, general and administrative expenses	344.2	330.0	14.2	4%	981.4	955.9	25.5	3%
Consolidated depreciation and amortization expense	116.5	100.7	15.8	16%	348.2	289.5	58.7	20%
Consolidated operating expenses	$949.7	$863.9	$85.8	10%	$2,784.9	$2,501.9	$283.0	11%

Cost of services increased $55.8 million and $198.8 million in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020. The increases for both periods were primarily due to higher royalty costs, production costs, which include third party cloud usage fees, and people costs, partially offset by lower incremental technology and data security costs. The impact of changes in foreign exchange rates on costs of services led to an increase of $4.0 million and $28.3 million in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020.

Selling, general and administrative expenses increased $14.2 million and $25.5 million for the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020. The increases for both periods were due to increases in people costs, professional fees and advertising costs, partially offset by lower incremental technology and data security costs. The impact of changes in foreign currency exchange rates led to an increase in selling, general and administrative expenses by $1.2 million and $10.9 million in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020.

Depreciation and amortization expense increased $15.8 million and $58.7 million in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020. The increases are due to the higher amortization of capitalized internal-use software and system costs from technology transformation capital spending incurred previously, as well as higher amortization of purchased intangible assets related to the acquisitions completed during 2021.

Operating Income and Operating Margin

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Consolidated Operating Income	2021	2020	$	%		2021	2020	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$1,222.9	$1,068.3	$154.6	14%		$3,670.7	$3,009.1	$661.6	22%
Consolidated operating expenses	949.7	863.9	85.8	10%		2,784.9	2,501.9	283.0	11%
Consolidated operating income	$273.2	$204.4	$68.8	34%		$885.8	$507.2	$378.6	75%
Consolidated operating margin	22.3%	19.1%		3.2	pts	24.1%	16.9%		7.2	pts

Total company operating margin increased by 3.2 percentage points and 7.2 percentage points in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020. The margin increase is due to the operating income generated by the increased revenue and decreased incremental technology and data security costs offset by the aforementioned increase in amortization expense.

Interest Expense and Other Income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Interest Expense and Other Income, net	2021	2020	$	%	2021	2020	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(35.0)	$(37.4)	$2.4	(6)%	$(107.1)	$(104.7)	$(2.4)	2%
Consolidated other income, net	27.2	139.1	(111.9)	nm	32.3	188.3	(156.0)	nm
Average cost of debt	3.2%	3.4%			3.3%	3.5%
Total consolidated debt, net, at quarter end	$5,470.0	$4,377.4	$1,092.6	25%	$5,470.0	$4,377.4	$1,092.6	25%
nm - not meaningful

Interest expense decreased by $2.4 million and increased by $2.4 million in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020. The decrease for the third quarter of 2021 is due to the retirement of various senior notes during the second and third quarters of 2021, partially offset by the issuance of the $1.0 billion 2.35% senior notes in August 2021. The increase for the first nine months of 2021 is due to the issuance of $1.0 billion senior notes in April 2020 and $1.0 billion issuance of 2.35% senior notes in August 2021, partially offset by the retirement of various senior notes during the second and third quarters of 2021.

Other income, net, decreased by $111.9 million and decreased by $156.0 million in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020. The decrease for the third quarter and first nine months of 2021 is due to the $129.9 million gain recorded in the third quarter of 2020 related to a fair value adjustment of our investment in Brazil as a result of the initial public offering of stock of the associated business.

Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Provision for Income Taxes	2021	2020	$	%	2021	2020	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$(58.8)	$(76.8)	$18.0	(23)%	$(185.5)	$(142.2)	$(43.3)	30%
Effective income tax rate	22.1%	25.1%			22.9%	24.1%

Our effective income tax rate was 22.1% for the three months ended September 30, 2021, compared to 25.1% for the three months ended September 30, 2020. Our effective income tax rate was 22.9% for the nine months ended September 30, 2021, compared to 24.1% for the nine months ended September 30, 2020. Our effective tax rate was lower for the third quarter and first nine months of 2021 as compared to 2020 due to a lower foreign income tax rate differential in 2021 due to the changes in fair value of our investment in Brazil.

Net Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Net Income	2021	2020	$	%	2021	2020	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$273.2	$204.4	$68.8	34%	$885.8	$507.2	$378.6	75%
Consolidated interest expense and other income, net	(7.8)	101.7	(109.5)	(108)%	(74.8)	83.6	(158.4)	(189)%
Consolidated provision for income taxes	(58.8)	(76.8)	18.0	(23)%	(185.5)	(142.2)	(43.3)	30%
Consolidated net income	206.6	229.3	(22.7)	(10)%	625.5	448.6	176.9	39%
Net income attributable to noncontrolling interests	(1.2)	(0.8)	(0.4)	(50)%	(3.4)	(2.9)	(0.5)	(15)%
Net income attributable to Equifax	$205.4	$228.5	$(23.1)	(10)%	$622.1	$445.7	$176.4	40%
Diluted earnings per common share:
Net income attributable to Equifax	$1.66	$1.86	$(0.20)	(11)%	$5.04	$3.63	$1.41	39%
Weighted-average shares used in computing diluted earnings per share	123.7	123.0			123.5	122.7

Consolidated net income decreased by $22.7 million and increased by $176.9 million for the third quarter and the first nine months of 2021, respectively, compared to the same periods in 2020. The decrease for the third quarter of 2021 is due to the decrease in other income as a result of the 2020 fair value adjustment of the Brazil investment, partially offset by increased operating income resulting from the increase in revenue from our Workforce Solutions and International business units and lower tax expense. The increase for the first nine months of 2021 is due to the increased operating income, partially offset by the decrease in other income and increase in tax expense.

Segment Financial Results

Workforce Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Workforce Solutions	2021	2020	$	%		2021	2020	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$402.7	$301.1	$101.6	34%		$1,182.3	$773.2	$409.1	53%
Employer Services	105.3	75.7	29.6	39%		302.2	258.2	44.0	17%
Total operating revenue	$508.0	$376.8	$131.2	35%		$1,484.5	$1,031.4	$453.1	44%
% of consolidated revenue	42%	35%				40%	34%
Total operating income	$253.1	$193.2	$59.9	31%		$783.0	$500.8	$282.2	56%
Operating margin	49.8%	51.3%		(1.5)	pts	52.7%	48.6%		4.1	pts

Workforce Solutions revenue increased by 35% and 44% in the third quarter and the first nine months of 2021, respectively, compared to the same periods in 2020. The increases for both periods were due to strong growth in Verification Services driven by growth in both mortgage and non-mortgage verticals. Employer Services revenue also increased for the third quarter and first nine months of 2021 due to acquisition related growth and employee services, partially offset by a decline in our unemployment claims business.

Verification Services

Revenue increased by 34% and 53% in the third quarter and the first nine months of 2021, respectively, compared to the same periods in 2020. The increase for both periods is due to strong growth in the mortgage vertical despite a reduction in mortgage inquiries that began in the second quarter and continued through the third quarter of 2021, and also due to growth in the talent solutions and government verticals. Revenue growth for both mortgage and non-mortgage verticals are supported by continued addition of new records to The Work Number database.

Employer Services

Revenue increased by 39% and 17% in the third quarter and the first nine months of 2021, compared to the same periods in 2020. The increase for both periods was due to acquisition revenue and growth in employee services, partially offset by a decrease in unemployment claims revenue as the number of claims has greatly reduced in 2021 after having been significantly higher in 2020 due to the economic impact of COVID-19 on the U.S. economy.

Workforce Solutions Operating Margin

Operating margin decreased to 49.8% for the third quarter of 2021 from 51.3% for the third quarter of 2020 and increased to 52.7% for the first nine months of 2021 from 48.6% for the first nine months of 2020. The decreased margin for the third quarter of 2021 was due to increased royalty, production and people costs, partially offset by the increase in revenue. The increased margin for the first nine months of 2021 was due to the increase in revenue, partially offset by increases in royalty, production and people costs.

USIS

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
U.S. Information Solutions	2021	2020	$		%	2021	2020	$		%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$286.3	$284.7	$1.6		1%	$886.2	$800.3	$85.9		11%
Mortgage Solutions	46.2	55.4	(9.2)		(17)%	149.7	149.4	0.3		—%
Financial Marketing Services	55.3	46.2	9.1		20%	167.1	145.4	21.7		15%
Total operating revenue	$387.8	$386.3	$1.5		—%	$1,203.0	$1,095.1	$107.9		10%
% of consolidated revenue	32%	36%				33%	36%
Total operating income	$116.7	$128.6	$(11.9)		(9)%	$382.5	$349.3	$33.2		10%
Operating margin	30.1%	33.3%		(3.2)	pts	31.8%	31.9%		(0.1)	pts

USIS revenue was flat for the third quarter and up 10% for the first nine months of 2021, compared to the same periods in 2020. For the third quarter of 2021, increases in acquisition-related revenue, non-mortgage online services and financial marketing services were offset by decreases in mortgage online services and mortgage solutions due to declining mortgage inquiry volumes. The increase for the first nine months of 2021 is due to overall improvements in our core credit decisioning services, acquisition-related revenue and financial marketing services.

Online Information Solutions

Revenue increased by 1% and 11% in the third quarter and the first nine months of 2021, respectively, compared to the same periods in 2020. The increase in the third quarter of 2021 was due to revenue from acquisitions and continued growth of our non-mortgage online services, partially offset by a decrease in mortgage online services due to declining mortgage origination volume compared to 2020. The increase for the first nine months of 2021 was due to growth in both mortgage and non-mortgage online services, as well as revenue from acquisitions.

Mortgage Solutions

Revenue decreased by 17% in the third quarter of 2021 and was flat for the first nine months of 2021, compared to the same periods in 2020. Mortgage origination transaction volumes declined in the third quarter and are slightly down on the year for the first nine months, as compared to the prior year.

Financial Marketing Services

Revenue increased by 20% and 15% in the third quarter and the first nine months of 2021, respectively, compared to the same periods in 2020. The increase in both periods is due to increased marketing activities by customers as the U.S. economy continues its recovery from the economic impact of COVID-19.

USIS Operating Margin

USIS operating margin decreased to 30.1% for the third quarter of 2021 from 33.3% for the third quarter of 2020 and to 31.8% for the first nine months of 2021 from 31.9% for the first nine months of 2020. The margin decreases for the third quarter and first nine months of 2021 were due to the increase in royalty costs, depreciation expense and production costs, partially offset by increased revenue and a decrease in incremental technology and data security costs.

International

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
International	2021	2020	$		%	2021	2020	$		%
	(In millions)					(In millions)
Operating revenue:
Asia Pacific	$88.7	$80.2	$8.5		11%	$267.0	$215.1	$51.9		24%
Europe	67.7	58.7	9.0		15%	204.8	173.2	31.6		18%
Latin America	44.6	40.4	4.2		11%	130.3	117.8	12.5		11%
Canada	44.4	38.7	5.7		15%	135.6	108.5	27.1		25%
Total operating revenue	$245.4	$218.0	$27.4		13%	$737.7	$614.6	$123.1		20%
% of consolidated revenue	20%	21%				20%	21%
Total operating income	$27.9	$25.4	$2.5		10%	$85.1	$34.5	$50.6		147%
Operating margin	11.4%	11.6%		(0.2)	pts	11.5%	5.6%		5.9	pts

International revenue increased by 13% and 20% in the third quarter and the first nine months of 2021, respectively, compared to the same periods in 2020. On a local currency basis, revenue increased by 10% and 12% in the third quarter and the first nine months of 2021, respectively, driven by increases in all geographies as local economies continue to recover from negative impacts of COVID-19 despite the continued lockdown measures within various regions. Local currency fluctuations against the U.S. dollar positively impacted revenue by $6.0 million, or 3%, for the third quarter of 2021 and by $49.4 million, or 8%, for the first nine months of 2021.

Asia Pacific

On a local currency basis, revenue increased by 7% and 11% in the third quarter and the first nine months of 2021, respectively, compared to the same periods in 2020. The increases in both periods were driven by growth in our commercial, background check verifications and identity and fraud businesses in Australia. Additionally, the increase in revenue for both the third quarter and first nine months of 2021 is also attributable to growth in India due to higher consumer volumes related to economic recovery from the impacts of COVID-19. Local currency fluctuations against the U.S. dollar positively impacted revenue by $2.5 million, or 4%, and $27.8 million, or 13% for the third quarter and the first nine months of 2021, respectively. Reported revenue increased by 11% and 24% in the third quarter and the first nine months of 2021, respectively, compared to the same periods in 2020.

Europe

On a local currency basis, revenue increased by 9% in both the third quarter and first nine months of 2021, compared to the same periods in 2020. The increases in both periods were driven by growth in the consumer and commercial verticals for the U.K. and Spain due to improving economic conditions in the third quarter of 2021, as well as growth in the debt management vertical driven by higher volumes within the private sector. Local currency fluctuations against the U.S. dollar positively impacted revenue by $3.5 million, or 6%, and $16.0 million, or 9% for the third quarter and the first nine months of 2021, respectively. Reported revenue increased by 15% and 18% in the third quarter and the first nine months of 2021, respectively, compared to the same periods in 2020.

Latin America

On a local currency basis, revenue increased by 16% and 15% in the third quarter and the first nine months of 2021, respectively, compared to the same periods in 2020. The increases in both periods were driven by price increases in Argentina and growth in the consumer vertical primarily for Chile, Argentina and Ecuador due to economic recovery from the impacts of COVID-19 across the region despite extended lockdowns in some of the countries. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.4 million, or 5%, and $4.9 million, or 4% for the third quarter and the first nine months of 2021, respectively. The negative foreign currency impacts in both periods were driven by negative impacts from Argentina and Peru, partially offset by positive impacts from Chile and Mexico. Reported revenue increased by 11% for both the third quarter and the first nine months of 2021, compared to the same periods in 2020.

Canada

On a local currency basis, revenue increased by 8% and 15% in the third quarter and the first nine months of 2021, respectively, compared to the same periods in 2020. The increases in both periods were driven by growth in the consumer, commercial, identity and fraud, and analytics businesses, mainly within the mortgage and fintech verticals, as Canada continues to recover from the negative impacts of COVID-19 despite continued lockdown measures in several Canadian provinces. Local currency fluctuations against the U.S. dollar positively impacted revenue by $2.4 million, or 7%, and $10.4 million, or 10% for the third quarter and the first nine months of 2021, respectively. Reported revenue increased by 15% and 25% in the third quarter and the first nine months of 2021, respectively, compared to the same periods in 2020.

International Operating Margin

Operating margin decreased slightly to 11.4% for the third quarter of 2021 from 11.6% for the third quarter of 2020 and increased to 11.5% for the first nine months of 2021 from 5.6% for the same period in 2020. The decreased margin for the third quarter of 2021 is due to increased people, royalty and production costs and higher depreciation expense related to the technology transformation, partially offset by the increased revenue and lower purchased intangible asset amortization costs in Australia. The increased margin for the first nine months of 2021 is due to the increased revenue and lower purchased intangible asset amortization costs mentioned above, lower technology and data security costs and discretionary expense control, partially offset by increased people costs, royalty costs, production costs and depreciation expense.

GCS

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Global Consumer Solutions	2021	2020	$	%		2021	2020	$	%
	(In millions)					(In millions)
Total operating revenue	$81.7	$87.2	$(5.5)	(6)%		$245.5	$268.0	$(22.5)	(8)%
% of consolidated revenue	6%	8%				7%	9%
Total operating income	$11.8	$12.5	$(0.7)	(6)%		$37.7	$33.4	$4.3	13%
Operating margin	14.4%	14.4%		—	pts	15.3%	12.5%		2.8	pts

Revenue decreased by 6% and 8% in the third quarter and the first nine months of 2021, respectively, compared to the same periods in 2020. On a local currency basis, revenue decreased by 7% and 9% for the third quarter and the first nine months of 2021, respectively. The reduction in revenue for both periods was driven by decreases in partner revenue, partially offset by growth in the direct to consumer business due to strong consumer subscription performance in North America. Local currency fluctuations against the U.S. dollar positively impacted revenue by $0.7 million, or 1%, and $2.7 million, or 1% for the third quarter and the first nine months of 2021, respectively.

GCS Operating Margin

Operating margin of 14.4% for the third quarter of 2021 was consistent with the third quarter of 2020 and increased to 15.3% for the first nine months of 2021 from 12.5% for the first nine months of 2020. The margin for the third quarter of 2021 remained constant as the decrease in revenue was offset by a reduction in operating expenses, primarily partner royalty and technology development costs. The increased margin for the first nine months of 2021 is due to a reduction in partner royalty costs and a decrease in technology development costs, partially offset by an increase in depreciation expense and advertising costs, as well as the decrease in revenue.

General Corporate Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
General Corporate Expense	2021	2020	$	%	2021	2020	$	%
	(In millions)				(In millions)
General corporate expense	$136.3	$155.3	$(19.0)	(12)%	$402.5	$410.8	$(8.3)	(2)%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, security, data and analytics, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense decreased by $19.0 million and $8.3 million for the third quarter and the first nine months of 2021, respectively, compared to the same periods in 2020. The decrease in both periods was due to a decrease in incremental technology and data security costs, partially offset by increased depreciation and amortization expense.

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

Sources and Uses of Cash

Funds generated by operating activities, our Revolver and related commercial paper program, more fully described below, are our most significant sources of liquidity. At September 30, 2021, we had $2.0 billion in cash balances, as well as $1.0 billion available to borrow under our Revolver.

The Company has and expects to make payments to resolve certain legal proceedings and investigations related to the 2017 cybersecurity incident, described more fully in Part II, “Item 1. Legal Proceedings” in this Form 10-Q. Through September 30, 2021, the Company has made payments of $443.6 million for legal settlements related to the 2017 cybersecurity incident. The remaining $345.0 million to be paid to the Consumer Restitution Fund will be made after a final adjudication affirming the U.S. Consumer MDL Litigation settlement or dismissal of the pending appeals. Although we expect this payment and the remaining settlement payments to be made later in 2021 or early 2022, we can give no assurance that these payments will occur in 2021 or early 2022 due to pending appeals. As a result of the possible payments that could be made in 2021 or early 2022 related to the losses associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident and other requirements, funds generated by operating activities may not be sufficient to fund working capital and other cash requirements, including for acquisitions and share repurchases, through September 30, 2022. Our plan is to finance the payments with existing cash balances and borrowing capacity, as necessary. In the event that additional financing is needed, we would finance using the public and private corporate bond markets and/or syndicated loan markets, if available.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of September 30, 2021, we held $186.2 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2021	2020	2021 vs. 2020
	(In millions)
Operating activities	$949.5	$649.0	$300.5
Investing activities	$(1,440.3)	$(380.9)	$(1,059.4)
Financing activities	$842.4	$865.3	$(22.9)

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2021 increased by $300.5 million compared the prior year period due to increased net income.

Investing Activities

Capital Expenditures

	Nine Months Ended September 30,		Change
Net cash used in:	2021	2020	2021 vs. 2020
	(In millions)
Capital expenditures*	$(332.9)	$(309.5)	$(23.4)
*Amounts above are total cash outflows for capital expenditures.

Our capital expenditures are used for developing, enhancing and deploying new and existing software in support of our expanding product set, replacing or adding equipment, updating systems for regulatory compliance, the licensing of certain software applications, investing in system reliability, security and disaster recovery enhancements, and updating or expanding our office facilities.

Capital expenditures paid in the first nine months of 2021 increased by $23.4 million from the same period in 2020. We are continuing to invest in enhanced technology systems and infrastructure as part of our technology transformation.

Acquisitions, Divestitures and Investments

	Nine Months Ended September 30,		Change
Net cash used in:	2021	2020	2021 vs. 2020
	(In millions)
Acquisitions, net of cash acquired	$(1,108.9)	$(61.4)	$(1,047.5)
Cash received from divestiture	$1.5	$—	$1.5
Investment in unconsolidated affiliates, net	$—	$(10.0)	$10.0

During the first nine months of 2021 we acquired Kount and Teletrack within our USIS segment, and HIREtech, i2Verify and Health e(fx) within our Workforce Solutions segment, as well as a small tuck-in acquisition within our International segment. In addition, we also sold a small business within our International segment. During the first nine months of 2020, we acquired the remaining interest in our India joint venture within the International segment and a tuck-in acquisition within our USIS segment.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2021	2020	2021 vs. 2020
	(In millions)
Net short-term borrowings	$499.2	$0.3	$498.9
Payments on long-term debt	$(1,100.2)	$(125.0)	$(975.2)
Borrowings on long-term debt	$1,697.3	$1,123.3	$574.0

Credit Facilities Availability

In August 2021, the Company refinanced the existing unsecured revolving credit facility of $1.1 billion set to expire September 2023, and entered into a new $1.5 billion five-year unsecured Revolver and a new $700.0 million delayed draw Term Loan, collectively known as the “Senior Credit Facilities,” both which mature in August 2026. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions, including the acquisition of Appriss Insights, and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date, any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the Revolver.

In the third quarter of 2021, we increased the size of our commercial paper (“CP”) program from $1.1 billion to $1.5 billion, consistent with the increase in our Revolver. Our $1.5 billion CP program has been established to allow for borrowing through the private placement of CP with maturities ranging from overnight to 397 days. We may use the proceeds of CP for general corporate purposes. The CP program is supported by our Revolver and the total amount of CP which may be issued is reduced by the amount of any outstanding borrowings under our Revolver.

As of September 30, 2021, there were $0.7 million of letters of credit outstanding, no outstanding borrowings under the Revolver, $700.0 million outstanding under the Term Loan and $500.0 million of outstanding CP notes. Availability under the Revolver was $1.0 billion at September 30, 2021.

At September 30, 2021, 78% of our debt was fixed-rate debt and 22% was effectively variable debt. Our variable-rate debt consists of our outstanding term loan and CP. The interest rates reset periodically, depending on the terms of the respective financing agreements. At September 30, 2021, the interest rate on our variable-rate debt ranged from 0.20% to 1.31%.

Borrowing and Repayment Activity

We primarily borrow under our CP program and Revolver as needed and as availability allows.

Net short-term borrowings primarily represent borrowings or repayments of outstanding amounts under our CP program.

Payments on long-term debt reflect $1.1 billion payments related to senior notes in the first nine months of 2021 and $125.0 million payments made related to the now-terminated Receivables Facility in the first nine months of 2020.

Borrowings on long-term debt represent the net proceeds received from the issuance of the $1.0 billion 2031 Notes and $700.0 million Term Loan in the first nine months of 2021 and the net proceeds received from issuance of the 2025 and 2030 senior notes, as well as the net proceeds received from draw downs on the now-terminated Receivables Facility during the first nine months of 2020.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program, Revolver and Term Loan, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on mortgages, liens, sale/leaseback transactions, mergers and sales of assets.

In August 2021, we entered into our new Senior Credit Facilities as noted above in anticipation of the Appriss Insights acquisition, which provides additional financial flexibility. The Senior Credit Facilities include a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA for the preceding four quarters, of (i) 3.75 to 1.0 initially, (ii) 4.25 to 1.0 for the first fiscal quarter ending after the consummation of the Company’s acquisition of Appriss Insights on October 1, 2021 (the “Appriss Closing Date”), until the fourth fiscal quarter ending after the Appriss Closing Date, (iii) 4.0 to 1.0 for the fifth fiscal quarter ending after the Appriss Closing Date until the sixth fiscal quarter ending after the Appriss Closing Date and (iv) 3.75 to 1.0 for the seventh fiscal quarter ending after the Appriss Closing Date and through the remaining term of the Revolver. We may also elect to increase the maximum leverage ratio by 0.5 to 1.0 (subject to a maximum leverage ratio of 4.75 to 1.0) in connection with certain material acquisitions if we satisfy certain requirements. The Senior Credit Facilities also permit cash in excess of $175 million to be netted against debt in the calculation of the leverage ratio, subject to certain restrictions.

As of September 30, 2021, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of the outstanding debt; however, our 3.3% senior notes due 2022, 3.95% senior notes due 2023, 2.6% senior notes due 2024, 2.6% senior notes due 2025, 3.25% senior notes due 2026, term loan due 2026, 3.1% senior notes due 2030, 2.35% senior notes due 2031 and 7.0% senior notes due 2037 (collectively, the “Senior Notes”) contain change in control provisions. If the Company experiences a change of control or publicly announces the Company’s intention to effect a change of control and the rating on the Senior Notes is lowered by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) below an investment grade rating within 60 days of such change of control or notice thereof, then the Company will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. As of September 30, 2021, our S&P credit rating was BBB with a stable outlook and our Moody’s credit rating was Baa2 with a stable outlook. These ratings are subject to change as events and circumstances change.

 For additional information about our debt, including the terms of our financing arrangements, basis for floating interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2020 Form 10-K.

Equity Transactions

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2021	2020	2021 vs. 2020
	(In millions)
Treasury stock repurchases	$(69.9)	$—	$(69.9)
Dividends paid to Equifax shareholders	$(142.6)	$(142.1)	$(0.5)
Dividends paid to noncontrolling interests	$(6.5)	$(2.6)	$(3.9)
Proceeds from exercise of stock options and employee stock purchase plan	$33.4	$29.9	$3.5
Purchase of noncontrolling interests	$(11.2)	$(9.0)	$(2.2)

Sources and uses of cash related to equity during the nine months ended September 30, 2021 and 2020 were as follows:

-     During the first nine months of 2021, we repurchased 0.4 shares of our common stock on the open market for $69.9 million. During the first nine months of 2020, we did not repurchase any shares of our stock.

-    We maintained our quarterly dividend of $0.39 per share in the third quarter of 2021. We paid cash dividends to Equifax shareholders of $142.6 million and $142.1 million, or $1.17 per share, during the nine months ended September 30, 2021 and 2020, respectively.

-    We received cash of $33.4 million and $29.9 million during the first nine months of 2021 and 2020, respectively, from the exercise of stock options and the employee stock purchase plan.

At September 30, 2021, the Company had $520.2 million remaining for stock repurchases under the existing authorization from the board of directors.

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

Foreign Currency

Argentina experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as highly inflationary which resulted in the recognition of a $0.1 million and $0.2 million foreign currency loss that was recorded in other income, net in our Consolidated Statements of Income during the three and nine months ended September 30, 2021, respectively.

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

Goodwill

We review goodwill for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have seven reporting units comprised of Workforce Solutions (which includes Verification Services and Employer Services), USIS (which includes Online Information Solutions, Mortgage Solutions and Financial Marketing Services), Asia Pacific, Europe, Latin America, Canada and GCS.

The goodwill balance at September 30, 2021, for our seven reporting units was as follows:

September 30,
2021
(In millions)
Workforce Solutions	$1,234.5
U.S. Information Solutions	1,774.6
Asia Pacific	1,511.7
Europe	185.5
Latin America	217.1
Canada	53.8
Global Consumer Solutions	192.0
Total goodwill	$5,169.2

We performed a qualitative assessment to determine whether further impairment testing was necessary for our Workforce Solutions, USIS, Europe, Canada and GCS reporting units. In this qualitative assessment, we considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination resulted in an amount that significantly exceeded the carrying amount of the reporting units. Based on these assessments, we determined the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. As a result of our conclusions, no further testing was required for these reporting units.

Valuation Techniques

We performed a quantitative assessment for our Asia Pacific and Latin America reporting units to determine whether impairment exists from the most recent valuation dates due to the size of the cushion and overall uncertainty in these reporting units due to the negative impacts of COVID-19. In determining the fair value of the reporting unit, we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital expenditures. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies or guideline transactions. We believe the benchmark companies used for our Asia Pacific and Latin America reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our discussion of Competition in our 2020 Form 10-K and have not significantly changed since the date of our last annual impairment test. Competition for our Asia Pacific and Latin America reporting units generally includes global consumer credit reporting companies, such as Experian, which offer a product suite similar to the reporting unit's credit reporting solutions.

    The values separately derived from each of the income and market approach valuation techniques were used to develop an overall estimate of a reporting unit’s fair value. We use a consistent approach across all reporting units when considering the weight of the income and market approaches for calculating the fair value of each of our reporting units. This approach relies more heavily on the calculated fair value derived from the income approach with 70% of the value coming from the income approach. We believe this approach is consistent with that of a market participant in valuing prospective purchase business combinations. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.

We have not made any material changes to the valuation methodology we use to assess goodwill impairment since the date of our last annual impairment test.

Growth Assumptions

The assumptions for our future cash flows begin with our historical operating performance, the details of which are described in our Management’s Discussion & Analysis of operating performance. Additionally, we consider the impact that known economic, industry and market trends, including the impact and anticipated recovery related to the COVID-19 global pandemic, will have on our future forecasts, as well as the impact that we expect from planned business initiatives including new product initiatives, client service and retention standards, and cost management programs. At the end of the forecast period, the long-term growth rate we used to determine the terminal value of our Asia Pacific and Latin American reporting units were between 3.0% and 4.0% based on management’s assessment of the minimum expected terminal growth rate of the reporting unit, as well as broader economic considerations such as GDP, inflation and the maturity of the markets we serve.

We projected revenue growth in 2022 for our Asia Pacific and Latin America reporting units in completing our 2021 impairment testing based on expected economic recovery from the negative impact the COVID-19 pandemic has had on these regions in 2021 and planned business initiatives and prevailing trends exhibited by these reporting units. The anticipated revenue growth in these reporting units, however, is partially offset by assumed increases in expenses and capital expenditures for the reporting unit which reflects the additional level of investment needed in order to achieve the planned revenue growth and completion of our technology transformation initiatives.

Discount Rate Assumptions

We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows for the reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the Company’s tax rate. For the 2021 annual goodwill impairment evaluation, the discount rates used to develop the estimated fair value of the Asia Pacific and Latin America reporting units were between 9.0% and 13.0%.

Estimated Fair Value and Sensitivities

The estimated fair value of the reporting units is derived from the valuation techniques described above incorporating the related projections and assumptions. Impairment occurs when the estimated fair value of the reporting unit is below the carrying value of its equity. The estimated fair value for our Asia Pacific and Latin America reporting units exceeded their related carrying values as of September 30, 2021. As a result, no goodwill impairment was recorded.

The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Due to the lower cushions when compared to other reporting units, Asia Pacific and Latin America are more sensitive to changes in the assumptions noted above that could result in a fair value that is less than its carrying value. The excess of fair value over carrying value for the Asia Pacific reporting unit was greater than 10% and the excess fair value over carrying value for the Latin America reporting unit was greater than 50% as of September 30, 2021.

Given the relatively smaller excess of fair value over carrying value for the Asia Pacific reporting unit, we believe that it is at risk of a possible future goodwill impairment. Although we experienced growth in this reporting unit for the nine months ended September 30, 2021 in comparison to the estimates used in the 2020 goodwill impairment testing, the COVID-19 pandemic has had a substantial negative impact on our results. Avoidance of a future impairment will be dependent on continued economic recovery from the negative impact caused by COVID-19 and our ability to execute on initiatives to grow revenue and manage expenses prudently. We will continue to monitor the performance of this reporting unit to ensure no interim indications of possible impairment have occurred before our next annual goodwill impairment assessment in September 2022.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2020 Form 10-K. There were no material changes to our market risk exposure during the three and nine months ended September 30, 2021.

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

On January 13, 2020, the Northern District of Georgia, the U.S. District Court overseeing centralized pre-trial proceedings for the U.S. Consumer MDL Litigation and numerous other federal court actions relating to the 2017 cybersecurity incident (the “MDL Court”), entered an order granting final approval of the settlement in connection with the U.S. Consumer MDL Litigation. The MDL Court entered an amended order granting final approval of the settlement (the “Final Approval Order”) on March 17, 2020. Several objectors appealed the Final Approval Order to the U.S. Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”). On June 3, 2021, the Eleventh Circuit issued an order reversing the MDL Court’s grant of incentive awards to class representatives, but affirming all other aspects of the Final Approval Order. Several objectors filed petitions with the Eleventh Circuit seeking a rehearing, and on July 29, 2021, the Eleventh Circuit denied those petitions. On August 12, 2021, the MDL Court made the Eleventh Circuit’s mandate the judgment of the MDL Court. Since that time, one objector has filed a petition for a writ of certiorari with the U.S. Supreme Court. The deadline for any other objectors to file such petitions is October 27, 2021. Until all such petitions to the U.S. Supreme Court are finally adjudicated or dismissed, we can provide no assurance that the U.S. Consumer MDL Litigation will be resolved as contemplated by the settlement agreement. If the Eleventh Circuit’s June 3, 2021 order affirming approval of the settlement (except with respect to incentive awards, as discussed above) is reviewed and reversed by the U.S. Supreme Court, there is a risk that we would not be able to settle the U.S. Consumer MDL Litigation on acceptable terms or at all, which could have a material adverse effect on our financial condition and results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2021:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
July 1 - July 31, 2021	20,336	$—	—	$520,168,924
August 1 - August 31, 2021	1,358	$—	—	$520,168,924
September 1 - September 30, 2021	30,776	$—	—	$520,168,924
Total	52,470		—

(1)The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 20,336 shares for the month of July 2021, 1,358 shares for the month of August 2021, and 30,776 shares for the month of September 2021.

(2)Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions). For the quarter ended September 30, 2021 we did not repurchase any shares of our common stock under our share repurchase program.

(3)At September 30, 2021, the amount authorized for future share repurchases under the share repurchase program was $520.2 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 6.  EXHIBITS

Exhibit No.	Description
4.1
Ninth Supplemental Indenture, dated as of August 13, 2021, between Equifax Inc. and the Trustee, including the form of Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed August 16, 2021).

10.1
Credit Agreement, dated as of August 25, 2021, by and among Equifax Inc., Equifax Limited, Equifax Canada Co., Equifax International Treasury Services Unlimited Company and Equifax Australia Holdings Pty Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed August 31, 2021).

10.2
Term Loan Credit Agreement, dated as of August 25, 2021, by and between Equifax Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Equifax’s Form 8-K filed August 31, 2021).

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

Equifax Inc.
(Registrant)

Date:	October 21, 2021	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	October 21, 2021		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	October 21, 2021		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)