Form 10-K
period 2021-12-31
EQUIFAX INC
filed 2022-02-24
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes   ☒  No
As of June 30, 2021, the aggregate market value of Registrant’s common stock held by non-affiliates of Registrant was approximately $29,179,641,497 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2022, there were 122,084,603 shares of Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive proxy statement for its 2022 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

Overview

Equifax Inc. is a global data, analytics and technology company. We provide information solutions for businesses, governments and consumers, and we provide human resources business process automation and outsourcing services for employers. We have a large and diversified group of clients, including financial institutions, corporations, government agencies and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, educational history, criminal history, healthcare professional licensure and sanctions, demographic and marketing data. We use advanced statistical techniques, machine learning and proprietary software tools to analyze available data to create customized insights, decision-making and process automation solutions and processing services for our clients. We are a leading provider of information and solutions used in payroll-related and human resource management business process services in the United States of America (“U.S.”). For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions. Additionally, we also provide information, technology and services to support debt collections and recovery management.

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the United Kingdom (“U.K.”), Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland, Chile, Costa Rica and India. We also offer Equifax-branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil.

Equifax was originally incorporated under the laws of the State of Georgia in 1913, and its predecessor company dates back to 1899. As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

We are organized and report our business results in three operating segments, as follows:

•Workforce Solutions — provides services enabling customers to verify income, employment, educational history, criminal history, healthcare professional licensure and sanctions (Verification Services) of people in the U.S., as well as providing our employer customers with services that assist them in complying with and automating certain payroll-related and human resource management processes throughout the entire cycle of the employment relationship, including unemployment cost management, employee screening, employee onboarding, tax credits and incentives, I-9 management and compliance, tax form management services and Affordable Care Act management services (Employer Services). In the last four years, Workforce Solutions has established operations in Canada, Australia and more recently in the U.K.

~~•~~U.S. Information Solutions (“USIS”) — provides consumer and commercial information solutions to businesses in the U.S. including online information, decisioning technology solutions, identity management services, analytical services, fraud management services, portfolio management services, mortgage reporting and marketing services. We provide products to consumers in the U.S. to enable them to understand and monitor their credit and help protect their identity. We also sell consumer credit information to resellers who may combine our information with other information to provide direct-to-consumer monitoring, reports and scores.

~~•~~International — provides products and services similar to those available in the USIS operating segment but with variations by geographic region. We also provide information, technology and services to support debt collections and recovery management. In addition, we also provide products to consumers in Canada, the U.K. and Australia to enable them to understand and monitor their credit and help protect their identity. This operating segment is comprised of our Asia Pacific, Europe, Latin America and Canada business units. It also includes our joint ventures in Russia, Cambodia, Malaysia and Singapore and investment in a consumer and commercial credit information company in Brazil.

In the fourth quarter of 2021, we integrated our Global Consumer Solutions business into our USIS, Workforce Solutions and International operating segments. U.S. consumer credit monitoring solutions businesses have been moved into the Online Information Solutions business of USIS with the U.S. consumer identity theft protection business moved to the Employer Services business of Workforce Solutions. All international consumer credit monitoring solutions businesses in Canada and Europe have been moved into the respective country operations within the International operating segment. These changes in operating segments align with how we manage our business as of the fourth quarter of 2021. All segment disclosures within this Form 10-K have been restated to reflect this change in reportable segments.

Our Business Strategy

Our vision is to be a trusted global leader in data, advanced analytics and technology that creates innovative solutions and insights for our customers. Our business strategy is driven by the following imperatives:

•Leverage our Equifax cloud capabilities and technology investment to accelerate innovation, new products and growth. We are executing a cloud data and technology transformation that is rebuilding our technology infrastructure, including a migration to a public cloud environment that employs virtual private cloud deployment techniques. We are rationalizing and rebuilding our application portfolio using cloud-native services. Our move to cloud-native technology is enabling the creation of our single data fabric and implementation of best-in-class cloud-based tools and capabilities. Our growth strategy is to leverage our cloud data and technology transformation to accelerate innovation and new product development; deliver market-leading capabilities to our customers; facilitate customer and partner implementation and integration; improve ease of consumer access to and interaction with Equifax; and strengthen system resiliency and uptime.

•Leverage and expand our differentiated portfolio of data assets. We use proprietary advanced analytical platforms, including capabilities in machine learning, artificial intelligence and advanced visualization tools, to leverage our unique data to develop leading analytical insights that enhance the precision of our customers’ decisioning activities. Based on our cloud native data and technology transformation, we are investing to simplify our customers’ access to our leading analytical platforms, in order to speed the development of unique insights and the conversion of these insights into innovative new products and services consumable by our customers through our delivery platforms. We strive to advance these capabilities and bring our customers multi-data solutions at scale by expanding our unique and differentiated data assets and analytics through organic growth, M&A and partnerships.

•Foster a culture of customer centricity. We are focused on maintaining a culture in which the customer is at the center of our decision processes and we exceed customer expectations by delivering solutions with speed, flexibility, stability and performance. We prioritize engagement with our customers and strive to accelerate innovation through our expanded customer focus and collaboration. We seek to leverage our cloud native technology and unique data assets and capabilities, as well as customer expertise and customer data and technology assets, to drive the development of high-value analytical products and services targeted at a broader range of customer needs. As part of our technology transformation, we are investing to simplify our customers’ access to our leading analytical platforms, in order to speed the development of unique insights and the conversion of these insights into new products and services consumable by our customers through our delivery platforms. Our focus on customer centricity enables us to be more proactive in solving problems better and faster for customers while delivering enhanced operational readiness to provide a better customer experience.

•Execute strategic acquisitions that expand our capabilities and drive revenue growth. A critical lever of our strategy is inorganic growth through accretive and strategic acquisitions that drive incremental annual revenue growth. Our acquisition priorities are clear and focused on re-investing in bolt-on acquisitions that expand our unique differentiated data assets and solutions to strengthen and grow our core businesses. We continue to invest, including through acquisitions and partnerships, to expand our addressable markets and the data and capabilities we offer to solve customer challenges across the services we provide in Workforce Solutions and to expand our access to differentiated data including across identity authentication, fraud mitigation and risk management. We believe there are opportunities to continue to expand in the U.S. and internationally, across the existing financial, mortgage, telecommunications, automotive, insurance, healthcare, talent management, human resource services, government and other markets that we serve, as well as in new and emerging market segments.
•Continue our leadership in data security. We are committed to being an industry leader in security. We have built an Equifax culture that prioritizes security, and we consider data and technology security, and more broadly risk management, as a primary requirement in all decisions. We make extensive use of advanced data and technology security tools, techniques, services and processes in order to enhance our ability to protect the information with which we are entrusted. We are committed to working openly with our peers, customers, and partners to tackle emerging security challenges, document best practices, provide vital data security thought leadership and work together to deliver solutions that benefit both the security community and consumers.

•Build a world-class Equifax team by investing in talent to drive our strategy and promote a culture of innovation. At Equifax, we are committed to nurturing a culture where diverse talent thrives. We are focused on providing meaningful opportunities for career advancement and development, fostering an inclusive work environment, and promoting employee engagement and recognition. We leverage our enterprise-wide talent initiatives to develop, retain and attract a highly-qualified workforce in order to promote our culture of innovation, add diverse perspectives and deliver on our business strategy.

We seek to enhance shareholder value through the disciplined execution of these imperatives and by positioning our Company as a global data, analytics and technology leader with industry-leading security.

Markets and Clients

Our products and services serve clients across a wide range of verticals, including financial services, mortgage, government (state, federal and local), employers, consumer, commercial, telecommunications, retail, automotive, utilities, brokerage, healthcare and insurance. We also serve consumers directly. Our revenue streams are highly diversified with our largest client providing approximately 2% of total revenue. The following table summarizes the various end-user markets we serve:

Percentage of 2021 Consolidated Revenue

Mortgage
Financial
Employers
Government
Consumer
Automotive
Commercial
Telecommunications
Resellers (1)
Healthcare
Retail
Insurance
Other (2)
32%
19%
12%
7%
6%
5%
5%
4%
2%
2%
1%
1%
4%
0
5
10
15
20
25
30
35
Percentage of 2021 Consolidated Revenue

(1)Predominantly sold to companies who serve the direct-to-consumer market and includes other small end user markets. Mortgage and auto resellers are excluded from this category as they are included within their respective categories above.

(2)Other includes revenue from other miscellaneous end-user markets.

We market our products and services primarily through our own direct sales organization that is structured around sales teams that focus on client segments typically aligned by vertical markets and geography. In the U.S., the vertical market sales teams for the Mortgage, Financial, Government and Automotive markets sell products from both the USIS and Workforce Solutions business units. Sales groups are based in field offices located throughout the U.S., including our headquarters in Atlanta, Georgia, and in the countries where we have operations. We also market our products and services through indirect channels, including alliance partners, joint ventures and other resellers. In addition, we market our products directly to consumers through eCommerce channels.

Revenue from international clients, including end users and resellers, amounted to 22% of our total revenue in 2021, 23% of our total revenue in 2020 and 29% of our total revenue in 2019.

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

The following chart summarizes the key products and services offered by each of the business units within our segments:

	Workforce Solutions		USIS		International
	Verification Services	Employer Services	Online Information Solutions	Financial Marketing Services	Europe	Asia Pacific	Latin America	Canada
Online data	X		X		X	X	X	X
Portfolio management services	X		X	X	X	X	X	X
Analytical services	X	X	X	X	X	X	X	X
Technology services			X		X	X	X	X
Identity verification services	X	X	X		X	X	X	X
Fraud management services	X	X	X		X	X	X	X
Marketing services				X	X	X	X	X
Direct-to-consumer credit monitoring			X		X	X		X
Employment and income verification services	X					X		X
Talent management	X	X
Business process outsourcing (BPO)	X	X				X
Debt collection software, services and analytics					X	X	X	X

Each of our operating segments is described more fully below. For the operating revenue, operating income and total assets for each segment see Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of this report.

Workforce Solutions

Workforce Solutions operates in the U.S. through two business units:

Verification Services. Verification Services include employment, income, educational history, criminal history, healthcare professional licensure and sanctions verification services. Our online verification services enable third-party verifiers including various governmental agencies, mortgage originators, credit card and automotive lenders and pre-employment screeners to verify the employee’s employment status and income information. We also offer an offline manual verification service, which expands employment verification to locate data outside our existing automated database. We also offer various government direct data services, where we process tax forms on behalf of our customers with the applicable government agency. In addition, Verification Services administers a comprehensive source of incarceration, justice and people-based risk intelligence data.

Employer Services. These services are aimed at reducing the cost of the human resources function of businesses through a broad suite of services including assisting with employment tax matters designed to reduce the cost of unemployment claims through effective claims representation and management and efficient processing to better manage the tax rate that employers are assessed for unemployment taxes; comprehensive services designed to research the availability of employment-related tax credits (e.g., federal work opportunity tax credits and employee retention credits), and to process the necessary filings and assist the client in obtaining the tax credit; tax form management services (which include initial distribution, reissuance and correction of W-2 and 1095-C forms); paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information; I-9 management services designed to help clients electronically comply with the immigration laws that require employers to complete an I-9 form for each new hire; onboarding services using an online platform to complete the new hire process for employees of corporations and government agencies; and identity theft protection services. In addition, we provide software and services to employers to assist in their compliance with the Affordable Care Act.

The Work Number® is our key repository of employment and income data serving our Verification Services and Employer Services business units. We rely on payroll data received from over two million organizations to regularly update the database. The updates occur as employers and other data contributors transmit data electronically to Equifax from their payroll systems. Employers provide this data to us so that we can handle verification requests on behalf of each employer. We use this data to provide automated employment and income verification services to verifiers, who are lenders, employers/background screeners, and government agencies.

The fees we charge for services in these two business units are generally on a per transaction basis. We have not experienced significant turnover in the employer contributors to the database because we generally do not charge them to add their employment data to The Work Number® database and the verification service we offer relieves them of the administrative burden and expense of responding to third-party employment verification requests while providing them with the assurance that the process is automated and not subject to human interpretation. The Work Number® database held over 535 million current and historic employment records at December 31, 2021.

Workforce Solutions has established an income and employment verification service in Canada and Australia, known as Verification Exchange. Workforce Solutions is in the process of building a similar income and employment verification service business in the U.K. At present, revenues from these services in all three regions mentioned are insignificant.

USIS

USIS provides consumer and commercial information solutions to businesses in the U.S. through three product and service lines, as follows:

Online Information Solutions. Online Information Solutions’ products are derived from multiple large and comprehensive databases of consumer and commercial information that we maintain about individual consumers and businesses, including credit history, current credit status, payment history, address and other identity information. Our clients utilize the information and analytical insights we provide to make decisions for a broad range of financial and business purposes, such as whether, and on what terms, to approve auto loans or credit card applications, and whether to allow a consumer or a business to open a new utility or telephone account. In addition, this information is used by our clients for cross-selling additional products to existing customers, improving their underwriting and risk management decisions, and authenticating and verifying consumer and business identities. We also sell consumer and credit information to resellers who may combine our information with other information to provide services to the financial, mortgage, fraud and identity management, and other end-user markets. Our software platforms and analytical capabilities can integrate all types of information, including third-party and client information, to enhance the insights and decisioning process to help further mitigate the risk of granting credit, predict the risk of bankruptcy, indicate the applicant’s risk potential for account delinquency, ensure the identity of the consumer and reduce exposure to fraud. Identity verification and fraud management products combine financial and non-financial identity information and activity to provide identity verification and authentication services, to assist customers in assessing the risk of loss due to account takeover, identity theft and chargebacks. These risk management services enable our clients to monitor risks and opportunities and proactively manage their portfolios.

Online Information Solutions’ clients access products through a full range of electronic distribution mechanisms, including direct real-time access, which facilitates instant decisions. We also develop and host customized applications that enhance the decision-making process for our clients. These decisioning technology applications assist with a wide variety of decisioning activities, including determining pre-approved offers, cross-selling of various products, determining deposit amounts for telephone and utility companies and verifying the identity of their customers. We have also compiled commercial databases regarding businesses in the U.S., which include loan, credit card, public records and leasing history data, trade accounts receivable performance and Secretary of State and Securities and Exchange Commission registration information. We offer scoring and analytical services that provide additional information to help mitigate the credit risk assumed by our clients.

Online Information Solutions also includes our consumer solutions product suite that give U.S. consumers information to enable them to understand and monitor their credit to monitor and help protect their identity. Equifax products offer monitoring features for consumers who are concerned about identity theft, including credit report monitoring from all three credit bureaus, internet scanning, bank account monitoring and lost wallet support. Products may also be available indirectly through relationships with business partners who distribute our products or provide these services to their employees or customers. We also sell consumer credit information to resellers who may combine our information with other information to provide direct-to-consumer monitoring, reports and scores.

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

International

The International operating segment includes our Asia Pacific, Europe, Latin America and Canada business units. It also includes our joint ventures in Russia, Cambodia, Malaysia and Singapore and investment in a consumer and commercial credit information company in Brazil. These business units offer products that are similar to those available in the USIS operating segment, but with variations by geographic region. In some jurisdictions, data sources tend to rely more heavily on government agencies than in the U.S. We also offer specialized services that help our customers better manage risk in their consumer portfolios. This operating segment’s products and services generate revenue in Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K. and Uruguay. We also maintain support operations in the Republic of Ireland, Chile, Costa Rica, and India. We offer consumer credit services in Russia through an investment in a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore, and have an investment in a consumer and commercial credit information company in Brazil. We also provide information, technology and services to support debt collections and recovery management in Asia Pacific, Europe, Canada and Latin America.

Asia Pacific. Our Asia Pacific operation provides consumer and commercial information solutions products, marketing products, workforce solutions, and consumer credit protection products. We offer a full range of products, generated from credit records and other data, including credit reporting and scoring, decisioning technology, risk management, identity management, authentication and fraud detection services. Our consumer and commercial products are the primary source of revenue in each of the countries in which we operate and include credit reporting, decisioning tools and risk management services. We also provide information, technology and services to support debt collections and recovery management. Additionally, we provide a variety of consumer and commercial marketing products generated from information databases, including business profile analysis, business prospect lists and database management. The countries in which we operate include Australia, New Zealand and India, as well as through joint ventures in Russia, Cambodia, Malaysia and Singapore.

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

Canada. Similar to the USIS business units, our Canada operation offers products derived from the credit information that we maintain about individual consumers and businesses. We offer many products in Canada, including credit reporting and scoring, consumer and commercial marketing, risk management, fraud detection and modeling services, identity management and authentication services, together with certain of our decisioning products that facilitate pre-approved offers of credit and automate a variety of credit decisions. We also provide information, technology and services to support debt collections and recovery management, as well as data, technology and services to facilitate the search of land data and process real estate transactions in Canada.

Competition

The market for our products and services is highly competitive and is subject to constant change. Our competitors vary widely in size and in the nature of the products and services they offer. Sources of competition are numerous and include the following:

•Competition in the Verification Services market, for both the U.S. and key International segments of Australia, Canada and the U.K., includes employers who manage verifications in-house, lenders who obtain verifications directly from employers, and other online and offline verification companies, such as Experian, Thomas & Company and niche providers. Third parties may also seek to obtain verifications directly from employees by leveraging paper copies of information or by seeking employee credentials to access information systems. Competition in the U.S. Employer Services market is diverse and includes in-house management of such services or the outsourcing of one or more of such services to other third-party outsourced providers like Experian and Thomas & Company; human resources consulting firms such as Mercer and Towers Watson; human resources management services providers such as Workday, Oracle and SAP; payroll processors such as ADP, Paychex and Ceridian; accounting firms such as PwC and EY; and hundreds of smaller companies that provide one or multiple offerings that compete with our Employer Services business.

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

We assess the principal competitive factors affecting our markets to include: our ability to protect information and systems; product attributes such as quality, depth, coverage, adaptability, scalability, interoperability, functionality and ease of use; product price; technical performance including system response time and availability; access to unique proprietary databases; quickness of response, flexibility and client services and support; effectiveness of sales and marketing efforts; existing market penetration; proprietary technology; and new product innovation.

Technology and Intellectual Property

We rely on various intellectual property laws, confidentiality procedures and contractual provisions to protect strategic or valuable intellectual property developed in connection with our business. We register, and apply for registration of, certain intellectual property in the U.S. and several foreign countries under applicable patent laws. We also have registered and common law trademarks, service marks, logos and internet domain names in the U.S. and in many foreign countries, the most important of which include “Equifax,” “The Work Number,” “Interconnect,” “Equifax Ignite,” and variations thereof. These marks are used in connection with many of our product lines and services. Our intellectual property rights are generally important to our operations and competitive position, but no single intellectual property right or group of intellectual property rights is solely responsible for protecting our businesses. Certain Company trademarks, including the “Equifax” trademark, which contribute to our brand identity and the recognition of our products and services, are more important to our business, and their loss could have a significant negative impact on us.

We license other companies to use certain data, software and other technology and intellectual property rights we own or control, primarily as core components of our products and services, on terms that are consistent with customary industry standards and that are designed to protect our interest in our intellectual property. Other companies license us to use certain data, technology and other intellectual property rights they own or control. For example, we license credit-scoring algorithms and the right to sell credit scores derived from those algorithms from third parties for a fee. We do not hold any franchises or concessions that are material to our business or results of operations.

Governmental Regulation

We are subject to a number of U.S. federal, state, local and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve consumer reporting, privacy, data protection, intellectual property, competition, consumer protection, anti-corruption, anti-bribery, anti-money laundering, employment, health, taxation or other subjects. In particular, we are subject to U.S. federal, state, local and foreign laws regarding the collection, protection, dissemination and use of personal information we collect, process or otherwise have in our possession. Failure to satisfy those legal and regulatory requirements, or the adoption of new laws or regulations, could have a significant negative impact on our results of operations, financial condition or liquidity.

U.S. federal, state, local and foreign laws and regulations are evolving and can be subject to significant change, particularly given the 2021 change in U.S. presidential administration and the U.S. Congress. In addition, the application and interpretation of these laws and regulations are often uncertain. These laws are enforced by federal, state and local regulatory agencies in the jurisdictions where we operate, and in some instances also through private civil litigation. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning consumer and data protection that could particularly affect us.

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

Federal Laws and Regulation

•FCRA. The Fair Credit Reporting Act (“FCRA”) regulates consumer reporting agencies, including many of our U.S. operations, as well as data furnishers and users of consumer reports such as banks and other companies. FCRA provisions govern the accuracy, fairness and privacy of information in the files of consumer reporting agencies (“CRAs”) that engage in the practice of assembling or evaluating certain information relating to consumers for certain specified purposes. The FCRA limits the type of information that may be reported by CRAs, limits the distribution and use of consumer reports and establishes consumer rights to access, freeze and dispute information in the consumer's files. CRAs are required to follow reasonable procedures to assure maximum possible accuracy of the information concerning the individual about whom the report relates and if a consumer disputes the accuracy of any information in the consumer’s file, to conduct a reasonable reinvestigation. CRAs are required to make available to consumers a free annual credit report and free credit freezes. The FCRA imposes many other requirements on CRAs, data furnishers and users of consumer report information. Violation of the FCRA can result in civil and criminal penalties. The FCRA contains an attorney fee shifting provision to provide an incentive for consumers to bring individual or class action lawsuits against a CRA for violations of the FCRA. Regulatory enforcement of the FCRA is under the purview of the United States Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”) and state attorneys general, acting alone or in concert with one another.

•Dodd-Frank Act. Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) created the CFPB. The Dodd-Frank Act provides the CFPB with examination and supervisory authority over CRAs, including us. The Dodd-Frank Act prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) with respect to consumer financial services practices and provides the CFPB with enforcement authority to enforce those provisions. Among other areas, the CFPB’s UDAAP authority extends to the security measures we employ to safeguard the personal data of consumers. Allegations that we failed to safeguard or handle such data in a compliant manner may subject us to CFPB enforcement action. The CFPB may pursue administrative proceedings or litigation to enforce the laws and rules subject to its jurisdiction. In these proceedings, the CFPB can obtain cease and desist orders, which can include orders for restitution to consumers or rescission of contracts, as well as other types of affirmative relief and monetary penalties ranging from $5,000 per day for ordinary violations and up to $1 million per day for known violations. Also, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions in certain circumstances for the kind of cease and desist orders available to the CFPB (but not for civil penalties).

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

•We or certain of our operations are also subject to and affected by new and evolving state privacy and data security laws such as data broker registration requirements in California and Vermont, and the California Consumer Privacy Act (“CCPA”). The CCPA became effective January 1, 2020 and imposes additional data privacy requirements on many businesses operating in the state, including, potentially, with respect to employee data in addition to consumer data. The CCPA expansively defines “personal information” and imposes new notice requirements relating to the collection, use and sharing of personal information. It provides consumers with extensive rights, including the right to access the categories and specific pieces of personal information businesses collect, the right to request businesses delete information, and the right to opt-out of “sales” of personal information with sales being defined under the CCPA to include monetary and non-monetary valuable consideration. The CCPA also contains a private right of action in the event that a business suffers a security breach that was due to unreasonable security measures. In November 2020, California voters passed the California Privacy Rights Act (“CPRA”), which maintains the core framework but expands the requirements of the CCPA effective January 1, 2023. We may also become subject to and affected by new and proposed state privacy laws similar to the CCPA and CPRA, such as the Virginia Consumer Data Protection Act (“VCDPA”) which becomes effective January 1, 2023, and the Colorado Privacy Act (“CPA”) which becomes effective July 1, 2023. A number of other state legislatures, including New York, Florida and Washington, have introduced comprehensive data privacy legislation modeled after, and which contain certain elements of, the CCPA, VCDPA or the European Union's General Data Protection Regulation (“GDPR”), which is an extremely broad privacy law. Additional state legislatures are expected to consider similar legislation in 2022. If enacted, such laws may contain variations and impose new compliance risks and obligations on us.

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

Summary of International Regulations Relating to Consumer and Data Protection

We are subject to various data protection, privacy and consumer credit laws and regulations in the foreign countries where we operate. Examples of the most significant of these laws include, but are not limited to, the following:

•In the U.K., we are subject to a regulatory framework that provides for regulation by the Financial Conduct Authority (the “FCA”). The FCA focuses on consumer protection, the integrity of the U.K. financial system, and effective competition in the interests of consumers. The FCA has significant powers, including the power to regulate conduct related to the marketing of financial products, to specify minimum standards and to place requirements on products, impose unlimited fines, and to investigate organizations and individuals. In addition, the FCA is able to ban financial products for up to a year while considering an indefinite ban; it has the power to instruct firms to immediately retract or modify promotions which it finds to be misleading, and to publish such decisions. Effective December 2019, the FCA framework under which we operate has included the “senior managers and certification regime” which, among other things will allow the FCA to bring an enforcement action directly against designated personnel who do not take reasonable steps to avoid non-compliance. Our core credit reporting and debt collections services and recovery management businesses in the U.K. are subject to FCA supervision. In addition to regulation by the FCA, we are also subject to regulation by the U.K. Information Commissioner’s Office, which focuses on upholding information rights in the public interest and the protection of data privacy for individuals.

In the U.K., we are subject to provisions that are broadly equivalent to the European Union’s General Data Protection Regulation (described below). These equivalent provisions were adopted into U.K. laws following the end of the transition period that followed the U.K.’s exit from the EU.

•In Europe, we are subject to the EU's GDPR, which is an extremely broad and sweeping privacy law. The GDPR establishes multiple privacy and data protection requirements that are more specific and comprehensive than those of the U.S. and most other countries where Equifax operates. In addition, the GDPR includes data breach notification requirements and it establishes the ability of regulators to pursue substantial penalties for non-compliance. In addition to the GDPR, each EU member state may include specific requirements regarding personal data breaches in its local data protection regulations.

•In Canada, federal and provincial laws govern how we collect, use or disclose personal information in the course of our commercial activities. Federally, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) governs the collection, use and disclosure of personal information by organizations in the private sector. Businesses must follow the fair information principles set forth in PIPEDA to protect personal information, including: accountability, identifying purposes, consent, limiting collection, limiting use, disclosure and retention, accuracy, safeguards, openness, individual access and compliance. It sets out specific obligations with respect to accountability and identifying purposes, consent, collection, use, disclosure, retention, accuracy, safeguards, personal data breach reporting, individual access and compliance. Alberta, British Columbia and Quebec privacy legislation sets out similar privacy laws and rules that apply to our Canadian business. The federal and provincial privacy regulators have powers of investigation and intervention, and provisions of Canadian law regarding civil liability apply in the event of unlawful processing which is prejudicial to the persons concerned. Canada also has specific credit reporting legislation that is regulated at a provincial level. At present, each province has credit reporting legislation, with the exception of the Territories (Northwest Territories, Yukon, and Nunavut). Generally speaking, the legislation regulates the contents of credit files, the length of time information can be included on a credit file, who can receive credit reports and consumer rights pertaining to the maintenance of credit reports.

•In Latin America, data protection and credit reporting laws and regulations vary considerably among Latin American countries. Some countries, such as El Salvador, Paraguay, Chile and Honduras, establish a constitutional right to privacy without general data protection standards or a data protection authority. These countries, however, have laws that govern the functioning of credit bureaus. Other countries, such as Argentina, Uruguay, Peru, Costa Rica, Mexico and most recently Brazil have enacted comprehensive data protection legislation similar to the EU's GDPR. The EU recognizes Argentina and Uruguay as having adequate levels of protection for personal data transfers and processing.

•In Australia, we are subject to regulatory oversight by various agencies. The Office of the Australian Information Commissioner (“OAIC”) is the agency with direct responsibility for administering the Australian Privacy Principles (which relate to the collection, holding, use and disclosure of personal information) and Part IIIA of the Privacy Act 1988 (which regulates credit reporting). The OAIC can investigate a complaint, conduct its own investigations, resolve/make binding determinations and seek civil penalties. Our credit reporting business, Equifax Information Services and Solutions, is a member of an external dispute resolution scheme, the Australian Financial Complaints Authority, which has been approved by the OAIC to handle privacy and credit reporting complaints and make binding determinations. The OAIC can register codes of practice under the Privacy Act 1988, and has registered the Privacy (Credit Reporting) Code 2014. The Australian Competition and Consumer Commission (“ACCC”) is the agency responsible for enforcing the Competition and Consumer Act of 2010 and related legislation concerning consumer protection and competition. The ACCC has the authority to use a range of actions to ensure compliance with the law, including investigative powers and the ability to seek penalties through litigation and other formal enforcement means. The Australian Retail Credit Association is a credit and credit reporting industry self-regulatory body, which administers principles and standards for the exchange of credit data between industry participants. Equifax Australasia Credit Ratings Pty Limited (formerly named Corporate Scorecard Pty Limited, one of our Australian subsidiaries) holds an Australia Financial Services License, which allows it to provide general advice to wholesale clients by issuing a credit rating, and has been approved in New Zealand as a rating agency by the Reserve Bank of New Zealand under section 86 of the Non-bank Deposit Takers Act of 2013 (NZ). The Australian Securities and Investments Commission regulates corporations and has authority to investigate, prosecute, ban individuals and to seek civil penalties. New federal legislation came into effect in February 2021 mandating the supply by banks of comprehensive credit information to credit reporting bodies, including Equifax, imposing certain disclosure, storage and reporting obligations on the credit reporting bodies, requiring the provision by credit reporting bodies of free credit reports to consumers up to four times per year, permitting the reporting of financial hardship information within the credit reporting system and requiring the Attorney-General to review and report on the credit reporting system before October 1, 2024.

•In New Zealand, the regulatory framework provides for primary regulation under the Privacy Act 2020. The Office of the Privacy Commissioner (“NZ OPC”) investigates complaints relating to the collection, use, holding and disclosure of personal information, both credit-related and non-credit related. The NZ OPC can make a finding that there has been an interference with privacy but cannot impose civil penalties for this. In extreme cases where there has been an interference with privacy, it can refer these cases to the Director of Human Rights for determination in the Human Rights Review Tribunal. The NZ OPC can issue practice codes under the Privacy Act 2020 and has issued and subsequently amended the Credit Reporting Privacy Code 2020. The Privacy Act 2020 contains newly introduced mandatory data breach reporting. The Retail Credit Association of New Zealand is an industry association which addresses reciprocity of data issues relating to comprehensive credit reporting and data standards.

•In India, various legislation including the Information Technology Act of 2000 and rules framed thereunder and the Credit Information Companies (Regulation) Act of 2005 and rules and regulations framed thereunder, establishes a federal data protection framework. Entities that collect and maintain personal data and/or credit information must ensure that it is complete, accurate and safeguarded, and must adopt certain privacy principles with respect to collecting, processing, preserving, sharing and using such data and/or credit information. The Indian parliament is expected to pass legislation that provides greater protection to individuals' personal data. To this end, Indian legislators introduced the Personal Data Protection Bill in December 2019, which is expected to be considered in 2022 with amendments. This bill is expected to be enacted and eventually to impose additional privacy and data security requirements. Our Indian business is subject to regulation by the Reserve Bank of India, which is India’s central banking institution.

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

Summary of Regulations Affecting our Employer Services Business

The Employer Services business unit within our Workforce Solutions business segment helps employers comply with various regulatory frameworks applicable to employers in the United States. As a result, changes to those regulatory frameworks could impact the services we provide. For instance, if the federal government or a state government mandates the use of E-Verify, our I-9 service may be impacted if the federal government changes the requirements for individuals to work in the U.S. The Unemployment Cost Management service could be impacted if a state government changes the requirements for employers to process and/or protest unemployment claims. The Tax Management Services business within our Employer Services business is potentially impacted by changes in renewal or non-renewal of U.S. federal and state tax laws or interpretations, for example, those pertaining to work opportunity tax credits and unemployment compensation claims.

Human Resources

Our People

Equifax employed approximately 12,700 employees in 23 countries as of December 31, 2021. Our global employee base consisted of approximately 3,300 employees in our Workforce Solutions business unit, 2,600 employees in our USIS business unit, 4,400 employees in our International business unit and 2,400 employees in our corporate Centers of Excellence. In 2021, we hired approximately 3,500 new employees and promoted approximately 1,800 employees as we continue to grow and transform our businesses around the world.

Inclusion and Diversity

We continue to make positive strides in support of our inclusion and diversity strategy. As a visible commitment to inclusion and diversity, in 2020, we established our first Chief Talent and Diversity Officer title. This key leadership position reports directly to our Chief Human Resources Officer and is responsible for activating our talent strategy with a focus on furthering an inclusive and diverse workforce and culture. We are advancing this strategy through deepening our commitment to employee networks around the world, open dialogues to enhance understanding, ongoing inclusion and diversity-focused training and cultural heritage celebrations.

We have consistently improved enterprise-wide trends around representation and promotions for both women and employees of diverse ethnic backgrounds, and pride ourselves on promoting and hiring highly-qualified candidates who enhance our culture, add diverse perspectives and deliver on our business strategy. Women and leaders of diverse ethnic backgrounds make up over half of Equifax’s senior leadership team, including all three of our business unit leaders. Consistent with our commitment to diversity, we recently implemented the requirement for diverse candidate slates for all higher level management roles.

Workforce Health and Safety

In fiscal year 2021, the COVID-19 pandemic continued to have a significant impact on our people. The safety and well-being of our employees remains paramount and we comply with all federal, state and local jurisdictional safety and health requirements.

See “Recent Events and Company Outlook” included in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional detail regarding the impact of COVID-19 on our company.

Forward-Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address future operating performance and events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, improvements in our information technology and data security infrastructure, including as a part of our cloud data and technology transformation, our strategy, the expected financial and operational benefits, synergies and growth from our acquisitions, our ability to mitigate or manage disruptions posed by COVID-19, the extent of the impact of COVID-19, changes in U.S. and worldwide economic conditions, such as rising interest rates and inflation, that materially impact consumer spending, consumer debt and employment and the demand for Equifax's products and services, our culture, our ability to innovate, the market acceptance of new products and services and similar statements about our business plans are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections, including without limitation our expectations regarding the Company’s outlook, long-term organic and inorganic growth, and customer acceptance of our business solutions referenced above under “Item 1. Business” and below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Overview.” These risks and uncertainties include, but are not limited to, those described below in “Item 1A. Risk Factors,” and elsewhere in this report and those described from time to time in our future reports filed with the United States Securities and Exchange Commission (“SEC”). As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

We are a global data, analytics and technology company. In the ordinary course of business, we collect, process, transmit and store sensitive data, including intellectual property, proprietary business information and personally identifiable information of consumers, employees and strategic partners. The secure operation of our information technology networks and systems, and of the processing and maintenance of this information, is critical to our business operations and strategy. Because our products and services involve the storage and transmission of personal information of consumers, we are routinely the target of attempted cyber and other security threats by outside third parties, including technically sophisticated and well-resourced bad actors attempting to access or steal the data we store. Additionally, we could experience service disruptions or a loss of access to critical data or systems due to ransomware or other destructive attacks. Insider or employee cyber and security threats are also a significant concern for all companies, including ours. Despite our substantial investment in physical and technological security measures, employee training and contractual precautions, our information technology networks and infrastructure (or those of our third-party vendors and other service providers) are potentially vulnerable to unauthorized access to data, loss of access to systems or breaches of confidential information due to criminal conduct, attacks by hackers, employee or insider malfeasance and/or human error.

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

In 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of personally identifiable information of U.S., Canadian and U.K. consumers. If we experience additional significant breaches of our security measures, including from incidents that we fail to detect for a period of time, sensitive data may be accessed, stolen, disclosed or lost. Any such access, disclosure or other loss of information could subject us to significant litigation, regulatory fines or penalties, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. We cannot ensure that our insurance policies in the future will be adequate to cover losses from any security breaches.
Security breaches and attacks, and the adverse publicity that may follow, can have a negative impact on our reputation and our relationship with our customers. For example, our reputation with consumers and other stakeholders and our customer relationships were damaged following the 2017 cybersecurity incident, resulting in a negative impact on our revenue for a period of time. If we experience another material cybersecurity incident or are otherwise unable to demonstrate the security of our systems and the data we maintain and retain the trust of our customers, consumers and data suppliers, we could experience a substantial negative impact on our business.

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

Strategy and Market Demand Risks

Our business has been and may continue to be negatively impacted by the COVID-19 pandemic.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic. The COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread have adversely impacted the global economy, leading to reduced consumer spending and lending activities. Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions. We experienced significant revenue declines in several of our markets as a result of COVID-19. We expect that the negative impacts of the COVID-19 pandemic on our operating revenue will continue until health and economic conditions improve.

We continue to work with our stakeholders (including customers, employees, consumers, suppliers, business partners and local communities) to responsibly address this global pandemic. We will continue to monitor the situation and assess possible implications to our business and our stakeholders and will take appropriate actions in an effort to mitigate adverse consequences. We cannot assure you that we will be successful in any such mitigation efforts. The extent to which the COVID-19 pandemic will continue to negatively impact our operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, the emergence of new virus variants, new information which may emerge concerning the severity of the COVID-19 pandemic, outbreaks occurring at any of our facilities, the actions taken to control the spread of COVID-19 or treat its impact, and changes in worldwide and U.S. economic conditions. Further deteriorations in economic conditions, as a result of the COVID-19 pandemic or otherwise, could lead to a further or prolonged decline in demand for our products and services and negatively impact our business. It may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and its resulting economic impact, but it could have a material adverse effect on our business, financial position, results of operations and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, such as our need to generate sufficient cash flows to service our indebtedness and our ability to protect our information technology networks and infrastructure from unauthorized access, misuse, malware, phishing and other events that could have a security impact as a result of our remote working environment or otherwise.

The failure to realize the anticipated benefits of our technology transformation strategy could adversely impact our business and financial results.

We expect our technology transformation strategy, including our transition to cloud-based technologies, will significantly increase our efficiency, our productivity and the stability and functionality of our products and services, as well as decrease the cost of our overall systems infrastructure, all of which we expect will drive growth and have a positive effect on our business, competitive position and results of operations. This initiative is a major undertaking as we replace many of our previous operating systems with cloud-based systems. This complex, multifaceted and extensive initiative is expensive and may cause material unanticipated problems and expenses. If the transition causes errors or adversely impacts system processes, our new systems do not operate as expected, or the data we transition to the cloud changes in a material way, we may have to incur significant additional costs to make modifications and could lose customers and we may suffer reputational harm as a result. Moreover, we may experience issues with customer migration, as many of our customers may not migrate to cloud-based technologies on a timely basis or at all or may choose not to utilize our products and services during and after our transition to cloud-based technologies, which could negatively impact our revenue.

We cannot assure you that our technology transformation strategy will be beneficial to the extent, or within the timeframes expected, or that the estimated efficiency, cost savings and other improvements will be realized as anticipated or at all. Market acceptance of cloud-based offerings is affected by a variety of factors, including information security, reliability, performance, the sufficiency of technological infrastructure to support our products and services in certain geographies, customer and data provider concerns with entrusting a third party to store and manage its data as well as the customer’s ability to access this data once a contract has expired, and consumer concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers. If we are unable to correctly respond to these issues, we may experience business disruptions, damage to our reputation, negative publicity, diminished customer trust and relationships and other adverse effects on our business. Even if the anticipated benefits and savings are substantially realized, there may be consequences, internal control issues or business impacts that were not expected. Our transition and migration to cloud-based technologies may increase our risk of liability and cause us to incur significant technical, legal or other costs.

The loss of access to credit, employment, financial and other data from external sources could harm our ability to provide our products and services.

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers, licensors, furnishers, strategic partners and various government and public record sources. This data includes the widespread and voluntary contribution of credit data from most lenders in the U.S. and many other markets as well as the contribution of data under proprietary contractual agreements, such as employers’ contribution of employment and income data to The Work Number® and telecommunications, cable and utility companies’ contribution of payment and fraud data to the National Cable, Telecommunications and Utility Exchange. For a variety of reasons, including concerns of data furnishers arising out of legislatively or judicially imposed restrictions on use, security breaches or competitive reasons, our data sources could withdraw, delay receipt of or increase the cost of their data provided to us. Where we currently have exclusive use of data, the providers of the data sources could elect to make the information available to competitors. We also compete with several of our third-party data suppliers. If a substantial number of data sources or certain key data sources were to withdraw or be unable to provide their data, if we were to lose access to data due to government regulation, if we lose exclusive right to the use of data, or if the collection, disclosure or use of data becomes uneconomical, our ability to provide products and services to our customers could be adversely affected, which could result in decreased revenue, net income and earnings per share and reputational loss. There can be no assurance that we would be able to obtain data from alternative sources if our current sources become unavailable.

Negative changes in general economic conditions, including interest rates, the level of inflation, unemployment rates, income, home prices, investment values and consumer confidence, could adversely affect us.

Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions, including the demand and availability of affordable credit and capital, the level and volatility of interest rates, the level of inflation, employment levels, consumer confidence and housing demand, both inside and outside the United States. Business customers use our credit information and related analytical services and data to process applications for new credit cards, automobile loans, home and equity loans and other consumer loans, and to manage their existing credit relationships. Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, which can be impacted by changes in interest rates and the level of inflation. Banks’ and other lenders’ willingness to extend credit are adversely affected by elevated consumer delinquency and loan losses in a weak economy. Consumer demand for credit (i.e., rates of spending and levels of indebtedness) also tends to grow more slowly or decline during periods of economic contraction or slow economic growth.

Our customer base suffers when financial markets experience volatility, illiquidity and disruption, and the potential for increased and continuing disruptions going forward presents considerable risks to our business and revenue. High or rising rates of unemployment and interest, declines in income, home prices or investment values, lower consumer confidence and reduced access to credit adversely affect demand for many of our products and services, and consequently our revenue and results of operations, as consumers may postpone or reduce their spending and use of credit, and lenders may reduce the amount of credit offered or available.

In 2022, we expect U.S. mortgage market inquiries to decline by more than 20 percent compared to 2021. Any change in the U.S. mortgage market due to a significant change in mortgage inquiries could have a corresponding negative impact on revenue and operating profit for our business, primarily within the Workforce Solutions and USIS operating segments. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets and upon the value of financial instruments, it may adversely affect our financial position and profitability.

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

If we do not introduce successful new products, services and analytical capabilities in a timely manner, or if the market does not adopt our new services, or if new technologies are introduced by competitors that are more effective or at lower costs than ours, our competitiveness and operating results will suffer.

We generally sell our products in industries that are characterized by rapid technological changes, including the introduction of new innovative technologies, frequent new product and service introductions and changing industry standards. In addition, certain of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new technologies, products, services and enhancements, our products and services will become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. The success of our new products and services will depend on several factors, including our ability to properly identify customer needs; innovate and develop new technologies, services and applications; successfully commercialize new technologies in a timely manner; produce and deliver our products in sufficient volumes on time; differentiate our offerings from competitor offerings; price our products competitively; anticipate our competitors’ development of new products, services or technological innovations; and control product quality in our product development process. Our resources have to be committed to any new products and services before knowing whether the market will adopt the new offerings.

The demand for some of our products and services may be negatively impacted to the extent the availability of free or less expensive consumer information increases.

Public or commercial sources of free or relatively inexpensive consumer credit, credit score and other information have become increasingly available, particularly through the internet, and this trend is expected to continue. In addition, governmental agencies in particular have increased the amount of information to which they provide free public access and these or other sources of free or relatively inexpensive consumer information from competitors or other commercial sources may reduce demand for our services. Recently, there also has been an increase in companies offering free or low-cost direct-to-consumer credit services (such as credit scores, reports and monitoring) as part of alternative business models that use such services as a means to introduce consumers to other products and services. To the extent that our customers choose not to obtain services from us and instead rely on information obtained at no cost or relatively inexpensively from these other sources, our business, financial condition and results of operations may be adversely affected.

We rely, in part, on acquisitions, joint ventures and other alliances to grow our business and expand our geographic reach. The acquisition, integration or divestiture of businesses by us may not produce the expected financial or operating results or IT and data security profile we expect. In addition, if we are unable to make acquisitions or successfully develop and maintain joint ventures and other alliances, our growth may be adversely impacted.

Historically, we have relied, in part, on acquisitions, joint ventures and other alliances to grow our business. Any acquisitions we do complete may not be on favorable terms, may involve greater-than-expected liabilities and expenses, potential impairments of tangible and intangible assets or significant write-offs and the expected benefits, synergies and growth from these initiatives may not materialize as planned. We may have difficulty assimilating new businesses and their products, services, technologies, IT systems and personnel into our operations. IT and data security profiles of acquired companies may not meet our technological standards and may take longer to integrate and remediate than planned. This may result in significantly greater transaction, remediation and integration costs for future acquisitions than we have experienced historically, or it could mean that we will not pursue certain acquisitions where the costs of integration and remediation are too significant. We may also have difficulty integrating and operating businesses in geographies and markets or market segments where we do not currently have a significant presence, and acquisitions of businesses having a significant presence outside of the U.S. will increase our exposure to risks of conducting operations in international markets. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and financial condition.

Despite our past experience, opportunities to grow our business through acquisitions, joint ventures and other alliances may not be available to us in the future. In addition, our focus on data security and our technology transformation strategy, including our migration to cloud-based technologies, may limit our ability to identify and complete acquisitions as our stringent technological criteria and standards for acquisition candidates may continue to increase.

If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer.

We derive a portion of our revenue from direct and indirect sales to U.S. federal, state and local governments and their respective agencies. We also derive a portion of our revenue from sales to foreign governments and related agencies. Such contracts are subject to various procurement laws and regulations, and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments or suspension of future government contracting. A number of our federal government contracts have received enhanced scrutiny and media attention due to the sensitive nature of the data we handle and due to the importance of the government programs we support. If we experience another material cybersecurity incident, if public scrutiny and pressure related to government services we support turns negative or if we experience uptime issues or performance problems, our ability to maintain existing or acquire new government contracts may be substantially impacted.

If our government contracts are terminated, if we are suspended from government work, if the services we provide are no longer needed due to government program change or termination, or if our ability to compete for new contracts is adversely affected, including by our failure to achieve certain government certifications, our business could suffer.

Operational Risks

Our technology transformation strategy places a significant strain on our management, operational, financial and other limited resources.

As part of our technology transformation strategy, we are transitioning and migrating our data systems from traditional, on premises data centers to cloud-based platforms. This initiative places significant strain on our management, personnel, operations, systems, technical performance, financial resources, internal financial controls and reporting function. In addition, many of our existing personnel have limited experience with native cloud-based technologies. This effort has been, and will continue to be, time consuming and costly. Our technology transformation strategy requires management time and resources to educate employees and implement new ways of conducting business. The dedication of resources to our technology transformation strategy and cloud-based technologies limits the resources we have available to devote to other initiatives or growth opportunities, or to invest in the maintenance of our existing internal systems. We cannot guarantee that our strategy is the right one or that investments in alternative technologies or other initiatives would not be a better use of our limited resources.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are managed internally within the Company and some of which are outsourced to third parties. As part of our technology transformation strategy, we are upgrading a significant portion of the information technology systems used to operate our business and replacing them with cloud-based solutions. This transition will continue to require substantial changes to our software and network infrastructure, which could lead to system interruptions, affect our data systems and further expose us to operational disruptions, and cause us to lose customers, all of which could have a material adverse effect on our results of operations.

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

Our customers expect high system availability and response time performance, as well as a very high degree of system resilience. We depend on reliable, stable, efficient and uninterrupted operation of our technology network, systems, and data centers to provide service to our customers. Many of the services and systems upon which we rely have been outsourced to third parties. In addition, many of our revenue streams are dependent on links to third party telecommunications providers. These systems and operations, and the personnel that support, service and operate these systems, could be exposed to interruption, damage or destruction from power loss, telecommunication failures, computer viruses, denial-of-service or other cyber attacks, employee or insider malfeasance, human error, fire, natural disasters, war, terrorist acts or civil unrest. We may not have sufficient disaster recovery or redundant operations in place to cover a loss or failure of systems or telecommunications links in a timely manner, which may be exacerbated by any delays in obtaining equipment due to supply chain or other impacts.

In addition, as part of our technology transformation, we are seeking to migrate our customers from traditional data platforms to cloud-based products and services. Many of our customers may not migrate to cloud-based technologies on a timely basis or at all, or may choose not to utilize our products and services during and after our transition to cloud-based technologies. If our customers’ timelines prevent them from migrating to cloud-based technologies quickly enough, they will remain on our legacy infrastructure, which could expose them to system availability, response time and performance issues.

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

Our future success, including our ability to implement our technology transformation strategy, depends partly on the continued service of our key development, sales, marketing, executive and administrative personnel. Increased retention risk exists in certain key areas of our operations, such as IT and data security, which require specialized skills, such as migrating legacy computer systems to the cloud, data security expertise and analytical modeling. Additionally, the worker shortage that emerged following the outbreak of COVID-19 has presented increased challenges to our ability to develop, retain and attract qualified personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. As part of our technology transformation strategy, we have hired or contracted with a significant number of new employees and contract workers. Hiring, on-boarding training, motivating, retaining and managing employees with the skills required is time-consuming and expensive. There is intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to retain our key employees. If we are not able to hire sufficient employees to support our technology transformation, or to train, motivate, retain and manage the employees we do hire, it could have a material adverse effect on our business operations or financial results.

Global Operational Risks

Economic, political and other risks associated with international sales and operations could adversely affect our results of operations.

Sales outside the U.S. comprised 22% of our total revenue in 2021. As a result, our business is subject to various risks associated with doing business internationally and these risks may differ in each jurisdiction we operate depending on the particular product or service we offer in the jurisdiction. In addition, many of our employees, suppliers, job functions and facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors including:

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
•implementation of exchange controls;
•geopolitical instability, including terrorism and war, including the evolving situation involving Ukraine and Russia;
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

Compliance with applicable U.S. and foreign laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and restrictions on repatriation of earnings or other similar restraints, data privacy requirements, labor laws and anti-competition regulations increases the cost of doing business in foreign jurisdictions. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by our employees, contractors or agents could nevertheless occur.

Legal and Regulatory Risks

As part of a global settlement, we entered into agreements with various parties to settle the U.S. Consumer MDL Litigation and certain federal and state government investigations arising out of the 2017 cybersecurity incident. If we are unable to comply with our obligations under these agreements, it could have a material adverse effect on our financial condition.

In July 2019, the Company entered into multiple agreements that resolve the U.S. consolidated consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (Consumer Cases) (the “U.S. Consumer MDL Litigation”), and the investigations of the FTC, the CFPB, the Attorneys General of 48 states, the District of Columbia and Puerto Rico (the “MSAG Group”) and the NYDFS (collectively, the “Consumer Settlement”) relating to the 2017 cybersecurity incident. On January 13, 2020, the U.S. District Court for the Northern District of Georgia (the “MDL Court”) entered an order granting final approval of the settlement in connection with the U.S. Consumer MDL Litigation, from which several objectors appealed. Those appeals have all been resolved. On January 11, 2022, the Consumer Settlement became effective which triggered our obligation to deposit approximately $345 million into the consumer settlement fund.

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

In addition, we may be required to deposit additional amounts in the consumer settlement fund under certain circumstances if the fund is insufficient to cover claims and certain expenses. While we do not believe that we will be required to deposit additional amounts into the consumer settlement fund based on our claims experience to date, we could be obligated to fund up to an additional $125 million if our claims experience changes and the consumer fund is exhausted.

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

We are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer privacy, cybersecurity, data and financial protection. See “Item 1. Business—Governmental Regulation” in this Form 10-K for a summary of the U.S. and foreign consumer and data protection laws and regulations to which we are subject. These regulations are complex, change frequently, have tended to become more stringent over time, and are subject to administrative interpretation and judicial construction in ways that could harm our business. In addition, new laws and regulations at the state and federal level are enacted or considered frequently. Examples of such new and evolving laws and regulations include amendments to the FCRA requiring the provision of free credit freezes to consumers, cybersecurity and other requirements promulgated by the New York Department of Financial Services, the CCPA which took effect on January 1, 2020, the California data broker registration requirements that took effect on January 31, 2020, and the CPRA and VCDPA each taking effect on January 1, 2023. Furthermore, we expect there to be an increased focus on laws and regulations related to our business, including by the current U.S. presidential administration and the U.S. Congress, because of the growing policy concerns in the U.S. with regard to the operation of credit reporting agencies, as well as the collection, use, accuracy, correction and sharing of personal information.

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

We devote substantial compliance, legal and operational business resources to strive for compliance with applicable regulations and requirements. In the future, we may be subject to significant additional expenses related to compliance with applicable laws and regulations, including new laws and evolving interpretations that are difficult to predict, and to investigate, defend or remedy actual or alleged violations. Additionally, we cooperate with CFPB supervisory examinations and respond to other state, federal and foreign government examinations of or inquiries into our business practices. The enactment of new laws and how they are interpreted could impact our business. In particular, legislative activity in the privacy area may result in new laws that are applicable to us and that may hinder our business, for example, by restricting use or sharing of consumer data, including for marketing or advertising or limiting the use of, or otherwise regulating artificial intelligence and machine learning, including the use of algorithms and automated processing in ways that could materially affect our business, or which may lead to significant increases in the cost of compliance. Any failure by us to comply with, or remedy any violations of, applicable laws and regulations, could result in new costs for our operations, the curtailment of certain of our operations, the imposition of fines and penalties, liability to private plaintiffs as a result of individual or class action litigation, restrictions on the operation of our business and reputational harm. It is difficult to predict the impact on our business if we were subject to allegations of having violated existing laws. For example, in Europe, the GDPR, which includes extensive regulations for certain security incidents, could result in fines of up to four percent of annual worldwide “turnover” (a measure similar to revenues in the U.S.). In addition, because many of our products are regulated or sold to customers in various industries, we must comply with additional regulations in marketing our products. Moreover, our compliance with privacy laws and regulations and our reputation depend in part on customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with consumer expectations and regulatory requirements. We cannot predict the ultimate impact on our business of new or proposed rules, supervisory examinations or government investigations or enforcement actions.

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

The federal banking agencies, including the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the CFPB, as well as many state banking agencies have issued guidance to insured depository institutions and other providers of financial services on assessing and managing risks associated with third-party relationships, which include all business arrangements between a financial services provider and another entity, by contract or otherwise, and generally requires banks and financial services providers to exercise comprehensive oversight throughout each phase of a bank or financial service provider’s business arrangement with third-party service providers, and instructs banks and financial service providers to adopt risk management processes commensurate with the level of risk and complexity of their third-party relationships. This guidance requires more rigorous oversight of third-party relationships that involve certain “critical activities.” In light of this guidance, our existing or potential bank and financial services customers subject to this guidance may continue to revise their third-party risk management policies and processes and the terms on which they do business with us, which may adversely affect our relationships with such customers and/or increase our expenses in servicing such customers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements. We ordinarily lease office space for conducting our business and are obligated under more than 60 leases and other rental arrangements for our field locations. We owned 5 office buildings at December 31, 2021, including our executive offices, one campus which houses our Alpharetta, Georgia technology center, a building utilized by our Workforce Solutions operations located in St. Louis, Missouri, as well as two buildings utilized by our Latin America operations.

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

Consumer Settlement

On July 19, 2019 and July 22, 2019, we entered into multiple agreements that resolve the U.S. consolidated consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (the “U.S. Consumer MDL Litigation”), and the investigations of the FTC, the CFPB, the Attorneys General of 48 states, the District of Columbia and Puerto Rico and the NYDFS (collectively, the “Consumer Settlement”). Under the terms of the Consumer Settlement, the Company agreed to contribute $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident as well as to pay reasonable attorneys’ fees and reasonable costs and expenses for the plaintiffs’ counsel in the U.S. Consumer MDL Litigation (not to exceed $80.5 million), settlement administration costs and notice costs. The Company has agreed to contribute up to an additional $125.0 million to the Consumer Restitution Fund to cover certain unreimbursed costs and expenditures incurred by affected U.S. consumers in the event the $380.5 million in the Consumer Restitution Fund is exhausted. The Company also agreed to various business practice commitments related to consumer assistance and its information security program, including conducting third party assessments of its information security program.

On January 13, 2020, the Northern District of Georgia, the U.S. District Court overseeing centralized pre-trial proceedings for the U.S. Consumer MDL Litigation and numerous other federal court actions relating to the 2017 cybersecurity incident (the “MDL Court”), entered an order granting final approval of the settlement in connection with the U.S. Consumer MDL Litigation. The MDL Court entered an amended order granting final approval of the settlement (the “Final Approval Order”) on March 17, 2020. Several objectors appealed the Final Approval Order to the U.S. Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”). On June 3, 2021, the Eleventh Circuit issued an order reversing the MDL Court’s grant of incentive awards to class representatives, but affirming all other aspects of the Final Approval Order. Several objectors filed petitions with the Eleventh Circuit seeking a rehearing, and on July 29, 2021, the Eleventh Circuit denied those petitions. On August 12, 2021, the MDL Court made the Eleventh Circuit’s mandate the judgment of the MDL Court. Two objectors filed petitions for a writ of certiorari with the U.S. Supreme Court, and on January 10, 2022, the U.S. Supreme Court denied the last remaining petition. On January 11, 2022, the Consumer Settlement became effective.

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

Georgia State Court Consumer Class Actions. Four putative class actions arising from the 2017 cybersecurity incident were filed against us in Fulton County Superior Court and Fulton County State Court in Georgia based on similar allegations and theories as alleged in the U.S. Consumer MDL Litigation and seek monetary damages, injunctive relief and other related relief on behalf of Georgia citizens. These cases were transferred to a single judge in the Fulton County Business Court and three of the cases were consolidated into a single action. On July 27, 2018, the Fulton County Business Court granted the Company’s motion to stay the remaining single case, and on August 17, 2018, the Fulton County Business Court granted the Company’s motion to stay the consolidated case. Because the plaintiffs in the four putative class actions did not opt out of the Consumer Settlement that became effective on January 11, 2022, these cases have been dismissed and are now closed.

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

On December 13, 2019, the court in Ontario granted certification of a nationwide class that includes all impacted Canadians as well as Canadians who had subscription products with Equifax between March 7, 2017 and July 30, 2017 who were not impacted by the incident. We appealed one of the claims on which a class was certified and on June 9, 2021, our appeal was granted by the Ontario Divisional Court. The plaintiff has since filed a notice of further appeal with the Ontario Court of Appeal, which is scheduled to be heard in June 2022. All remaining purported class actions are at preliminary stages or stayed.

Government Investigations. We have cooperated with federal, state and foreign governmental agencies and officials investigating or otherwise seeking information, testimony and/or documents, regarding the 2017 cybersecurity incident and related matters and these investigations have been resolved as discussed in prior filings.

The U.K.’s Financial Conduct Authority (“FCA”) opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017. The investigation by the FCA has involved a number of information requirements and interviews. We continue to respond to the information requirements and are cooperating with the investigation.

Although we continue to cooperate in the Canadian class action proceedings and the FCA investigation, an adverse outcome to any such proceedings and investigation could subject us to fines or other obligations, which could have a material adverse effect on our financial condition and results of operations.

CFPB Matter

In December 2021, we received a Civil Investigative Demand (a “CID”) from the CFPB as part of its investigation into our consumer disputes process in order to determine whether we have followed the FCRA's requirements for the proper handling of consumer disputes. The CID requests the production of documents and answers to written questions. We are cooperating with the CFPB in its investigation and are in discussions with the CFPB regarding our response to the CID. At this time, we are unable to predict the outcome of this CFPB investigation, including whether the investigation will result in any action or proceeding against us.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equifax’s common stock is traded on the New York Stock Exchange under the symbol “EFX.” As of January 31, 2022, Equifax had approximately 2,766 holders of record; however, Equifax believes the number of beneficial owners of common stock exceeds this number.

Shareholder Return Performance Graph

The graph below compares Equifax’s five-year cumulative total shareholder return with that of the Standard & Poor’s Composite Stock Index (S&P 500) and a peer group index, the S&P 500 Banks Index (Industry Group). The graph assumes that the value of the investment in our Common Stock and each index was $100 on the last trading day of 2016 and that all quarterly dividends were reinvested without commissions. Our past performance may not be indicative of future performance.

COMPARATIVE FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG EQUIFAX INC., S&P 500 INDEX AND S&P 500 BANKS INDEX (INDUSTRY GROUP)

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
VALUE OF $100 INVESTED AS OF JANUARY 1, 2017
DOLLARS
400.00
300.00
200.00
100.00
0.00
Initial
2017
2018
2019
2020
2021
Equifax Inc.
S&P 500 Index
S&P 500 Banks Index (Industry Group)

	Fiscal Year Ended December 31,
	Initial	2017	2018	2019	2020	2021
Equifax Inc.	100.00	100.95	80.79	123.06	171.05	261.43
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P 500 Banks Index (Industry Group)	100.00	122.55	102.41	144.02	124.21	168.24

The table below contains information with respect to purchases made by or on behalf of Equifax of its common stock during the fourth quarter ended December 31, 2021:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - October 31, 2021	18,889	$—	—	$520,168,924
November 1 - November 30, 2021	3,870	$—	—	$520,168,924
December 1 - December 31, 2021	25,572	$—	—	$520,168,924
Total	48,331	$—	—	$520,168,924

(1)    The total number of shares purchased includes, if applicable: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock, totaling 18,889 share for the month of October 2021, 3,870 shares for the month of November 2021 and 25,572 shares for the month of December 2021.

(2)    Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)    We purchased 0.4 million common shares during the twelve months ended December 31, 2021. At December 31, 2021, the amount authorized for future share repurchases under the Program was $520.2 million.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance will be included in the section captioned “Equity Compensation Plan Information” in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 6. RESERVED

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 8 of this Form 10-K. This section discusses the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 and the year ended December 31, 2020 compared to the year ended December 31, 2019. All percentages have been calculated using unrounded amounts for each of the periods presented.

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

All references to earnings per share data in MD&A are to diluted earnings per share, or EPS, unless otherwise noted. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding.

BUSINESS OVERVIEW

Equifax Inc. is a global data, analytics and technology company. We provide information solutions for businesses, governments and consumers, and we provide human resources business process automation and outsourcing services for employers. We have a large and diversified group of clients, including financial institutions, corporations, government agencies and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, educational history, criminal history, healthcare professional licensure and sanctions, demographic and marketing data. We use advanced statistical techniques, machine learning and proprietary software tools to analyze available data to create customized insights, decision-making and process automation solutions and processing services for our clients. We are a leading provider of information and solutions used in payroll-related and human resource management business process services in the U.S. For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions. Additionally, we also provide information, technology and services to support debt collections and recovery management.

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the United Kingdom, or U.K., Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland, Chile, Costa Rica and India. We also offer Equifax-branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil.

Recent Events and Company Outlook

As further described above, we operate in the U.S., which represented 78% of our revenue in 2021, and internationally in 23 countries. Our products and services span a wide variety of vertical markets including financial services, mortgage, federal, state and local governments, automotive, telecommunications and many others.

In March 2020, the World Health Organization designated the novel coronavirus disease (“COVID-19”) as a global pandemic. During 2020 and 2021, we followed applicable requirements and protocols published by the U.S. Centers for Disease Control, the World Health Organization, and federal, state and local governments. We have relied on our business continuity plans at various times, which has periodically resulted in a portion of our employee population working remotely, depending on their role. To date, the change to our working environment has not caused material disruptions in the execution of our strategic plans and has not impacted our internal controls, financial reporting systems or operations. The impact of COVID-19 pandemic remains uncertain and may affect certain markets or regions we serve differently.

Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, small commercial credit and marketing activity and employee hiring and onboarding activity. Demand is also enhanced by our initiatives to expand our products, capabilities and markets served. The impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results in the first quarter of 2020. During 2020, overall revenue grew reflecting strong U.S. mortgage market demand in 2020 compared to 2019 and growth across our Workforce Solutions business. The impact on the operating results in each country in which we operate differed based on the conditions and the vertical markets we serve in that country with the impact of the pandemic experienced most severely by our International business. In 2021, as efforts to minimize the spread of COVID-19 have been more successful and access to vaccinations has increased, our consolidated revenue grew when compared to 2020, reflecting recovering country economies, growth from Equifax initiatives and, to a lesser extent, revenue from acquired companies. A more thorough discussion of our business unit results are included under the heading “Segment Financial Results” in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of this Form 10-K.

For 2022, our planning assumes economies in which we operate to continue to show growth relative to 2021. In the U.S., 2022 economic activity, as measured by GDP, is expected to grow but not at the same rate of growth experienced in 2021. We expect modest growth in consumer credit, excluding mortgage, over the course of 2022. Our plan assumes the U.S. mortgage market as measured by credit inquiries is expected to decline by greater than 20 percent in 2022 versus 2021. The U.S. mortgage market, particularly the mortgage refinance portion of the U.S. mortgage market, can be significantly impacted by U.S. interest rates and therefore mortgage rates. In the International markets in which we operate, we expect 2022 economic activity, as measured by GDP, to improve but less than the rates of growth experienced in 2021.

In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that COVID-19 could have on our financial condition and operating results remains unclear.
For more information, see “Item 1A. Risk Factors—Our business has been and may continue to be negatively impacted by the COVID-19 pandemic,” in this Form 10-K.

Segment and Geographic Information

In the fourth quarter of 2021, we integrated our Global Consumer Solutions business into our USIS, Workforce Solutions and International operating segments. U.S. consumer credit monitoring solutions businesses have been moved into the Online Information Solutions business of USIS with the U.S. consumer identity theft protection business moved to the Employer Services business of Workforce Solutions. All international consumer credit monitoring solutions businesses in Canada and Europe have been moved into the respective country operations within the International operating segment. These changes in operating segments align with how we manage our business as of the fourth quarter of 2021. Segment financial results and related discussion and analysis have been restated retrospectively to reflect these changes.

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

The USIS segment consists of three service lines: Online Information Solutions, Mortgage Solutions, and Financial Marketing Services. Online Information Solutions and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer and commercial credit reporting and scoring, identity management, fraud detection, modeling services and consumer credit monitoring services. USIS also markets certain decisioning software services which facilitate and automate a variety of consumer and commercial credit-oriented decisions. Online Information Solutions also includes the U.S. consumer credit monitoring solutions business previously part of the Global Consumer Services segment. Financial Marketing Services revenue is principally project and subscription based and is derived from our sales of batch credit and consumer wealth information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

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

Geographic Information. We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also offer Equifax-branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. Approximately

78% and 77% of our revenue was generated in the U.S. during the twelve months ended December 31, 2021 and 2020, respectively.

Seasonality. We experience seasonality in certain of our revenue streams. Revenue generated by the online consumer information services component of our USIS operating segment is typically the lowest during the first quarter, when consumer lending activity is at a seasonal low. Revenue generated from the Employer Services business unit within the Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 and 1095-C services that occur in the first quarter each year. Revenue generated from our financial wealth asset products and data management services in our Financial Marketing Services business is generally higher in the fourth quarter each year due to the significant portion of our annual renewals and deliveries which occur then. Mortgage related revenue is generally higher in the second and third quarters of the year due to the increase in consumer home purchasing during the summer in the U.S. Any change in the U.S. mortgage market could have a corresponding impact on revenue and operating profit for our business, primarily within the Workforce Solutions and USIS operating segments.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. Key performance indicators for the twelve months ended December 31, 2021, 2020 and 2019 include the following:

	Key Performance Indicators Twelve Months Ended December 31,
	2021	2020	2019
	(In millions, except per share data)
Operating revenue	$4,923.9	$4,127.5	$3,507.6
Operating revenue change	19%	18%	3%
Operating income (loss)	$1,138.0	$676.6	$(335.4)
Operating margin	23.1%	16.4%	(9.6)%
Net income (loss) attributable to Equifax	$744.2	$520.1	$(384.1)
Diluted earnings per share	$6.02	$4.24	$(3.15)
Cash provided by operating activities	$1,334.8	$946.2	$313.8
Capital expenditures*	$(490.5)	$(430.7)	$(375.9)
*Amounts above include accruals for capital expenditures.

RESULTS OF OPERATIONS —
TWELVE MONTHS ENDED DECEMBER 31, 2021, 2020 AND 2019

Consolidated Financial Results

Operating Revenue

	Twelve Months Ended December 31,			Change
				2021 vs. 2020		2020 vs. 2019
Operating Revenue	2021	2020	2019	$	%	$	%
	(In millions)
Workforce Solutions	$2,035.4	$1,461.7	$971.1	$573.7	39%	$490.6	51%
U.S. Information Solutions	1,786.7	1,711.2	1,531.2	75.5	4%	180.0	12%
International	1,101.8	954.6	1,005.3	147.2	15%	(50.7)	(5)%
Consolidated operating revenue	$4,923.9	$4,127.5	$3,507.6	$796.4	19%	$619.9	18%

Revenue for 2021 increased by 19% compared to 2020. The growth was driven by increases in our Workforce Solutions segment, across mortgage and non-mortgage related revenue, growth in our International segment and growth in non-

mortgage related revenue in the USIS segment. The effect of foreign exchange rates increased revenue by $50.4 million, or 1%, in 2021 compared to 2020.

Revenue for 2020 increased by 18% compared to 2019. The growth was driven by our Workforce Solutions and USIS segments, primarily due to strong U.S. mortgage volume benefiting both Workforce Solutions and USIS, as well as in Workforce Solutions growth across non-mortgage related businesses including our unemployment claims business. This growth was partially offset by declines beginning in the second half of March 2020 across the International segment due to the economic impact of the COVID-19 pandemic. The effect of foreign exchange rates reduced revenue by $24.5 million, or 1%, in 2020 compared to 2019.

Operating Expenses

	Twelve Months Ended December 31,			Change
				2021 vs. 2020		2020 vs. 2019
Operating Expenses	2021	2020	2019	$	%	$	%
	(In millions)
Consolidated cost of services	$1,980.9	$1,737.4	$1,521.7	$243.5	14%	$215.7	14%
Consolidated selling, general and administrative expenses	1,324.6	1,322.5	1,990.2	2.1	—%	(667.7)	(34)%
Consolidated depreciation and amortization expense	480.4	391.0	331.1	89.4	23%	59.9	18%
Consolidated operating expenses	$3,785.9	$3,450.9	$3,843.0	$335.0	10%	$(392.1)	(10)%

Cost of Services.  Cost of services increased $243.5 million in 2021 compared to 2020. The increase is due to increased royalty costs, production costs, which include third party cloud usage fees, and people costs, partially offset by a decrease in incremental technology and data security costs related to our ongoing technology transformation. The effect of changes in foreign exchange rates increased cost of services by $27.5 million.

Cost of services increased $215.7 million in 2020 compared to 2019. The increase is due to increased royalty and production costs, as well as incremental technology and data security costs related to our ongoing technology transformation. The effect of changes in foreign exchange rates reduced cost of services by $10.4 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.1 million in 2021 compared to 2020. The slight increase in 2021 is due to an increase in people costs, offset by a decrease in incremental technology and data security costs related to our ongoing technology transformation. The impact of changes in foreign currency exchange rates increased our selling, general and administrative expenses by $9.7 million.

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

Depreciation and Amortization.  Depreciation and amortization expense for 2021 and 2020 increased by $89.4 million and $59.9 million, respectively. The increase is due to amortization of capitalized internal-use software and systems costs, as well as higher amortization of purchased intangible assets related to recent acquisitions.

Operating Income and Operating Margin

	Twelve Months Ended December 31,			Change
Operating Income (Loss) and Operating Margin				2021 vs. 2020			2020 vs. 2019
	2021	2020	2019	$	%		$	%
	(In millions)
Consolidated operating revenue	$4,923.9	$4,127.5	$3,507.6	$796.4	19%		$619.9	18%
Consolidated operating expenses	3,785.9	3,450.9	3,843.0	335.0	10%		(392.1)	(10)%
Consolidated operating income (loss)	$1,138.0	$676.6	$(335.4)	$461.4	68%		$1,012.0	(302)%
Consolidated operating margin	23.1%	16.4%	(9.6)%		6.7	pts		26.0	pts

Total company operating margin increased by 6.7 percentage points in 2021 versus 2020. The margin increase is due to higher operating income generated by the increased revenue and decreased incremental technology and data security costs, partially offset by the increased people costs and aforementioned increase in depreciation and amortization expense.

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

Interest Expense and Other Income (Expense), net

	Twelve Months Ended December 31,			Change
				2021 vs. 2020		2020 vs. 2019
Consolidated Interest and Other Income (Expense), net	2021	2020	2019	$	%	$	%
	(In millions)
Consolidated interest expense	$(145.6)	$(141.6)	$(111.7)	$(4.0)	3%	$(29.9)	27%
Consolidated other (expense) income, net	(43.2)	150.2	33.3	(193.4)	(129)%	116.9	351%

Average cost of debt	3.2%	3.5%	3.8%
Total consolidated debt, net, at year end	$5,294.9	$4,378.4	$3,382.6	$916.5	21%	$995.8	29%

Interest expense increased in 2021, when compared to 2020, due to a higher weighted average outstanding amount of debt in 2021 when compared to 2020, offset by a slightly lower cost of debt.

Interest expense increased in 2020, when compared to 2019, due to the issuance of $1.0 billion in senior notes in April 2020 and $750.0 million senior notes issued in November 2019. This increase was partially offset by interest related to outstanding commercial paper and Receivables Funding Facility balances in 2019.

The decrease in other income, net in 2021 is driven by the changes in our fair value adjustments of our investments and mark-to-market adjustments for our pension assets. We recorded a $64.0 million loss on the fair value adjustment of our Brazil investment in 2021, compared to a $149.5 million gain on the fair value adjustment of our Brazil and India investments in 2020. For 2021 and 2020, we recorded a $20.2 million and $32.2 million loss, respectively, on the mark-to-market adjustment of our pension plan assets. These impacts were partially offset by positive impacts of foreign currency exchange in 2021.

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

Income Taxes

	Twelve Months Ended December 31,			Change
				2021 vs. 2020		2020 vs. 2019
Provision for Income Taxes	2021	2020	2019	$	%	$	%
	(In millions)
Consolidated (provision for) benefit from income taxes	$(200.7)	$(159.0)	$35.7	$(41.7)	26%	$(194.7)	(545)%
Effective income tax rate	21.2%	23.2%	8.6%

Our effective tax rate was 21.2% for 2021, down from 23.2% for the same period in 2020. Our effective tax rate is lower for the year ended December 31, 2021 compared to 2020 due to a lower foreign rate differential due to the changes in the fair value of our investment in Brazil.

Our effective tax rate was 23.2% for 2020, up from 8.6% for the same period in 2019. Our effective tax rate was higher for the year ended December 31, 2020 compared to 2019 due to the operating loss of the Company in 2019 and permanent tax differences resulting from certain non-deductible amounts related to the accrual for losses associated with certain legal proceedings and government investigations related to the 2017 cybersecurity incident.

Net Income (Loss)

	Twelve Months Ended December 31,			Change
				2021 vs. 2020		2020 vs. 2019
Net Income (Loss)	2021	2020	2019	$	%	$	%
	(In millions, except per share amounts)
Consolidated operating income (loss)	$1,138.0	$676.6	$(335.4)	$461.4	68%	$1,012.0	302%
Consolidated other income (expense), net	(188.8)	8.6	(78.4)	(197.4)	(2,295)%	87.0	111%
Consolidated (provision for) benefit from income taxes	(200.7)	(159.0)	35.7	(41.7)	26%	(194.7)	(545)%
Consolidated net income (loss)	748.5	526.2	(378.1)	222.3	42%	904.3	239%
Net income attributable to noncontrolling interests	(4.3)	(6.1)	(6.0)	1.8	(30)%	(0.1)	(2)%
Net income (loss) attributable to Equifax	$744.2	$520.1	$(384.1)	$224.1	43%	$904.2	235%
Diluted earnings per share:
Net income (loss) attributable to Equifax	$6.02	$4.24	$(3.15)	$1.78	42%	$7.39	235%
Weighted-average shares used in computing diluted earnings per share	123.6	122.8	122.0

Consolidated net income increased by $222.3 million in 2021 compared to 2020 due to increased operating income, partially offset by the decrease in other income, net and increase in income tax expense.

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

Segment Financial Results

Workforce Solutions

	Twelve Months Ended December 31,			Change
				2021 vs. 2020			2020 vs. 2019
Workforce Solutions	2021	2020	2019	$	%		$	%
	(In millions)
Operating Revenue:
Verification Services	$1,608.9	$1,103.2	$700.1	$505.7	46%		$403.1	58%
Employer Services	426.5	358.5	271.0	68.0	19%		87.5	32%
Total operating revenue	$2,035.4	$1,461.7	$971.1	$573.7	39%		$490.6	51%
% of consolidated revenue	42%	35%	28%
Total operating income	$1,000.7	$703.9	$391.3	$296.8	42%		$312.6	80%
Operating margin	49.2%	48.2%	40.3%		1.0	pts		7.9	pts

Workforce Solutions revenue increased by 39% in 2021 compared to 2020, due to strong growth in Verification Services driven by growth in mortgage, talent solutions, government and other verticals. Employer Services revenue also increased due to acquisition related growth and employee services, partially offset by a decline in our unemployment claims business.

Workforce Solutions revenue increased by 51% in 2020 compared to 2019 due to strong growth in both Verification Services and Employer Services. Verification Services growth was due to strong growth in mortgage related revenue. Employer Services growth was due to growth in unemployment claims management revenue.

Verification Services.  Revenue increased 46% in 2021 compared to 2020. Verification Services revenue experienced growth in the mortgage, talent solutions and government verticals as well as from the acquisition of Appriss Insights, which took place in the fourth quarter of 2021. Verification Services benefited across all verticals from the continued growth of employment and income records in The Work Number database.

Revenue increased 58% in 2020 compared to 2019, due to strong growth in the mortgage vertical. Revenue from the commercial non-mortgage verticals of Verification Services have experienced declines versus 2019 due to the economic impact of COVID-19. Verification Services benefited across all verticals from the continued growth of employment and income records in The Work Number database.

Employer Services.  Revenue increased 19% in 2021, compared to 2020 due to growth in employee services, partially offset by a decrease in unemployment claims revenue as the number of claims has greatly reduced in 2021 after having been significantly higher in 2020 due to the economic impact of COVID-19 on the U.S. economy. Employer Services also benefited from acquisition revenue in 2021.

Revenue increased 32% in 2020 compared to 2019, due to increases in our unemployment claims management services as U.S. unemployment claims increased substantially due to the economic impact of COVID-19 on the U.S. economy. This was partially offset principally by declines in our tax management services and Affordable Care Act compliance services.

Workforce Solutions Operating Margin.  Operating margin increased to 49.2% in 2021 compared to 48.2% in 2020 primarily due to the increase in revenue, partially offset by increases in royalty, production and people costs. Operating margin increased to 48.2% in 2020 compared to 40.3% in 2019 primarily due to the increase in revenue, partially offset by increases in royalty, people, technology and depreciation costs, as well as incremental technology and data security costs associated with our ongoing technology transformation.

U.S. Information Solutions

	Twelve Months Ended December 31,			Change
U.S. Information Solutions				2021 vs. 2020			2020 vs. 2019
	2021	2020	2019	$		%	$		%
	(In millions)
Operating revenue:
Online Information Solutions	$1,349.8	$1,296.4	$1,177.9	$53.4		4%	$118.5		10%
Mortgage Solutions	190.4	199.8	136.9	(9.4)		(5)%	62.9		46%
Financial Marketing Services	246.5	215.0	216.4	31.5		15%	(1.4)		(1)%
Total operating revenue	$1,786.7	$1,711.2	$1,531.2	$75.5		4%	$180.0		12%
% of consolidated revenue	36%	42%	43%
Total operating income	$551.8	$515.3	$493.9	$36.5		7%	$21.4		4%
Operating margin	30.9%	30.1%	32.3%		0.8	pts		(2.2)	pts

U.S. Information Solutions revenue increased 4% in 2021 compared to 2020 due to overall improvements in our core credit decisioning services, acquisition-related revenue and financial marketing services, partially offset by decreases in Mortgage Solutions.

U.S. Information Solutions revenue increased 12% in 2020 compared to 2019 due to improvements in our core credit decisioning services and mortgage solutions volumes related to the strength of the U.S. mortgage market in 2020.

Online Information Solutions.  Revenue for 2021 increased 4% compared to 2020, due to continued growth in non-mortgage online services and revenue related to acquisitions, partially offset by a decrease in U.S. consumer and mortgage online services.

Revenue for 2020 increased 10% compared to 2019, due to improved core credit decisioning services volumes related to improvements in the U.S. mortgage market. This is partially offset by a reduction in non-mortgage online revenue due to the economic impact of COVID-19, which began in the latter half of March 2020, and a decline in our U.S. consumer online services.

Mortgage Solutions.  Revenue decreased 5% in 2021 compared to 2020, due to decreased mortgage origination transaction volumes as compared to the prior year.

Revenue increased 46% in 2020 compared to 2019, due to increased mortgage market transaction volumes.

Financial Marketing Services. Revenue increased 15% in 2021 compared to 2020, due to increased marketing activities by customers as the U.S. economy continues its recovery from the economic impact of COVID-19.

Revenue decreased 1% in 2020 compared to 2019, due the economic impact of COVID-19 on project related revenue.

U.S. Information Solutions Operating Margin.  USIS operating margin increased to 30.9% in 2021 compared to 30.1% in 2020, due to increased revenue and lower selling, general and administrative expenses, partially offset by increased depreciation expense, royalty costs and production costs. USIS operating margin decreased to 30.1% in 2020 compared to 32.3% in 2019, due to increased royalty, people, technology and depreciation costs, as well as incremental technology and data security costs associated with our ongoing technology transformation, partially offset by the increase in revenue.

International

	Twelve Months Ended December 31,			Change
				2021 vs. 2020			2020 vs. 2019
International	2021	2020	2019	$		%	$		%
	(In millions)
Operating revenue:
Asia Pacific	$356.0	$296.5	$300.1	$59.5		20%	$(3.6)		(1)%
Europe	319.9	285.2	303.8	34.7		12%	(18.6)		(6)%
Latin America	175.9	160.3	190.5	15.6		10%	(30.2)		(16)%
Canada	250.0	212.6	210.9	37.4		18%	1.7		1%
Total operating revenue	$1,101.8	$954.6	$1,005.3	$147.2		15%	$(50.7)		(5)%
% of consolidated revenue	22%	23%	29%
Total operating income	$141.9	$75.7	$109.6	$66.2		87%	$(33.9)		(30)%
Operating margin	12.9%	7.9%	10.9%		5.0	pts		(3.0)	pts

International revenue increased by 15% in 2021 as compared to 2020. Local currency revenue increased 10% in 2021, driven by increases in all geographies as local economies continue to recover from negative impacts of COVID-19 despite the impact of measures to limit its spread in many regions during the year. Local currency fluctuations against the U.S. dollar positively impacted revenue by $50.4 million, or 5%.

International revenue decreased by 5% in 2020 compared to 2019. Local currency revenue decreased 3% in 2020, driven by declines across all geographies due to the negative impacts of COVID-19 on transaction volumes beginning in the second half of March. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $24.5 million, or 2%.

Asia Pacific. Local currency revenue increased 11% in 2021 as compared to 2020 driven by growth in our commercial, consumer, background check verifications and identity and fraud businesses in Australia, partially offset by recovery management offline projects from 2020 that did not recur in 2021. Additionally, the increase in revenue for 2021 is also attributable to organic growth in India due to higher consumer volumes related to economic recovery from the impacts of COVID-19. Local currency fluctuations against the U.S. dollar positively impacted revenue by $27.7 million, or 9%. Reported revenue increased 20% in 2021 as compared to 2020.

Local currency revenue decreased 1% in 2020 as compared to 2019 due to decreases in our consumer and commercial businesses, marketing services and personal solutions related revenue, primarily driven by the economic recession in Australia and New Zealand caused by the COVID-19 pandemic, partly offset by growth in India, an increase in offline transactions within recovery management and stronger online ID validation. Local currency fluctuations against the U.S. dollar did not have a significant impact in 2020. Reported revenue decreased 1% in 2020 as compared to 2019.

Europe.  Local currency revenue increased 6% in 2021 as compared to 2020, driven by growth in the consumer vertical for the U.K. due to improving economic conditions, as well as growth in the debt management vertical driven by higher volumes within both the private and public sector. Local currency fluctuations against the U.S. dollar positively impacted revenue by $18.4 million, or 6%, for 2021. Reported revenue increased 12% in 2021 as compared to 2020.

Local currency revenue decreased 7% in 2020 as compared to 2019 due to declines in the U.K. and Spain consumer and commercial businesses and debt services brought on by the impact of the COVID-19 pandemic on local economies. Local currency fluctuations against the U.S. dollar positively impacted revenue by $3.1 million, or 1%, for 2020. Reported revenue decreased 6% in 2020 as compared to 2019.

Latin America. Local currency revenue increased 15% in 2021 as compared to 2020 reflecting growth broadly across the region as it experiences recovery from the impacts of COVID-19. Local currency growth rates were strongest in our Argentina, Central America, Mexico and Peru, with growth also in Chile and other countries. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $8.4 million, or 5%, in 2021, primarily from Argentina. Reported revenue increased 10% in 2021 as compared to 2020.

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

Canada.  Local currency revenue increased 12% in 2021 as compared to 2020 primarily due to growth in the consumer, commercial, identity and fraud, and analytics businesses, mainly within the mortgage and fintech verticals, as Canada recovers from the negative impacts of COVID-19 despite continued lockdown measures during the year in several Canadian provinces. Local currency fluctuations against the U.S. dollar positively impacted revenue by $12.7 million, or 6%, in 2021. Reported revenue increased 18% in 2021 as compared to 2020.

Local currency revenue increased 2% in 2020 as compared to 2019 primarily due to declines in consumer and commercial online volumes and offline analytics revenue, driven by the COVID-19 pandemic. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.5 million, or 1%, in 2020. Reported revenue increased 1% in 2020 as compared to 2019.

International Operating Margin.  Operating margin increased to 12.9% in 2021 as compared to 7.9% in 2020. The increase in margin is due to increased revenue, lower purchased intangible asset amortization costs and discretionary expense control, partially offset by increased people costs, royalty costs, production costs and depreciation of capitalized internal-use software and systems costs. Operating margin decreased to 7.9% in 2020 as compared to 10.9% in 2019. The reduced margin is due to the negative effects of COVID-19 on revenue, as well as an increase in depreciation and incremental technology costs related to the ongoing technology transformation, partially offset by reduced operating costs from discretionary expense control across the regions in 2020.

General Corporate Expense

	Twelve Months Ended December 31,			Change
				2021 vs. 2020		2020 vs. 2019
General Corporate Expense	2021	2020	2019	$	%	$	%
	(In millions)
General corporate expense	$556.4	$618.3	$1,330.2	$(61.9)	(10)%	$(711.9)	(54)%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense decreased $61.9 million in 2021. The decrease in 2021 as compared to 2020 is due to a decrease in incremental technology and data security costs associated with our technology transformation, partially offset by increased people costs and amortization expense.

General corporate expense decreased $711.9 million in 2020. The decrease in 2020 as compared to 2019 is due to the legal accruals for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident of $800.9 million that were recorded in 2019 and did not recur in 2020 and lower technology costs, partially offset by increased people costs and a restructuring charge taken in the fourth quarter of 2020. The restructuring charge in the fourth quarter of 2020 resulted from our continuing efforts to realign our internal resources to support our strategic objectives.

LIQUIDITY AND FINANCIAL CONDITION

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. We continue to generate substantial cash from operating activities, remain in a strong financial position and manage our capital structure to meet short- and long-term objectives including reinvestment in existing businesses and completing strategic acquisitions.

Funds generated by operating activities, our Revolver and related commercial paper (“CP”) program, more fully described below, are our most significant sources of liquidity. At December 31, 2021, we had $224.7 million in cash balances, as well as $1,177.4 million available to borrow under our Revolver.

Sources and Uses of Cash

Our financing activities in 2021, more fully described below, were designed to create additional liquidity through the increase in the size of our Revolver and related CP program. While we had lower cash balances in 2021 versus 2020, we intend to use this additional capacity, together with cash from operating activities, to meet our current obligations, including the $345 million consumer class action settlement payment. We plan to pay off the $500 million Senior Notes due December 2022 with a combination of operating cash flow, available capacity under our Revolver and related CP program, or borrowings in the public or private debt markets.

In December 2019, the Compensation Committee of our Board of Directors approved the termination of the Canadian Retirement Income Plan (“CRIP”), the defined benefit pension plan offered to certain employees in Canada, as more fully described in Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this report. As of December 31, 2021, the difference in the fair value of plan assets and the projected benefit obligation was a deficit of $17 million. We anticipate that the deficit will be funded from current cash holdings when the liabilities are settled in late 2022.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of December 31, 2021, we held $199.9 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the twelve months ended December 31, 2021, 2020 and 2019:

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In millions)
Operating activities	$1,334.8	$946.2	$313.8	$388.6	$632.4
Investing activities	$(3,398.2)	$(492.7)	$(697.5)	$(2,905.5)	$204.8
Financing activities	$617.7	$810.8	$557.9	$(193.1)	$252.9

Operating Activities

Cash provided by operating activities for 2021 increased by $388.6 million compared to 2020 due to increased net income.

Cash provided by operating activities for 2020 increased by $632.4 million compared to 2019. The increase in cash from operations is due to increased net income in 2020 and payments made in 2019 associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident.

Investing Activities

	Twelve Months Ended December 31,			Change
Net cash used in:	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In millions)
Capital expenditures*	$(469.0)	$(421.3)	$(399.6)	$(47.7)	$(21.7)
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

Capital expenditures increased in 2021 and 2020 from 2020 and 2019, respectively, as we are continuing to invest in enhanced technology systems and infrastructure as part of our technology transformation.

Acquisitions, Divestitures and Investments

	Twelve Months Ended December 31,			Change
Net cash used in:	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In millions)
Acquisitions, net of cash acquired	$(2,935.6)	$(61.4)	$(272.9)	$(2,874.2)	$211.5
Cash received from sale of asset	$4.9	$—	$—	$4.9	$—
Cash received from divestitures	$1.5	$—	$—	$1.5	$—
Investment in unconsolidated affiliates, net	$—	$(10.0)	$(25.0)	$10.0	$15.0

2021 Acquisitions and Investments. During 2021, we acquired Appriss Insights, HIREtech, i2Verify and Health e(fx) within the Workforce Solutions operating segment. We acquired Kount and Teletrack within the USIS operating segment. We acquired AccountScore, as well as the remaining noncontrolling interest of businesses within our International segment.

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

For additional information about our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Financing Activities

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In millions)
Net short-term borrowings (repayments)	$323.4	$(0.7)	$(1.8)	$324.1	$1.1
Payments on long-term debt	$(1,100.2)	$(125.0)	$(250.0)	$(975.2)	$125.0
Proceeds from issuance of long-term debt	$1,697.1	$1,123.3	$998.3	$573.8	$125.0

Borrowing and Repayment Activity.  Net short-term repayments primarily represent repayments or borrowings of outstanding amounts under our CP program. We primarily borrow under our CP program as needed and as availability allows.

Increase in short-term borrowings in 2021 is due to net short-term borrowings of our CP notes. The decrease in net short-term repayments in 2020 and 2019 primarily relates to the net repayments of our CP notes.

In August 2021, we issued $1.0 billion aggregate principal amount of 2.35% ten-year Senior Notes due 2031 (the “2031 Notes”) in an underwritten public offering. Interest on the 2031 Notes accrues at a rate of 2.35% per year and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2022. The net proceeds of the sale of the 2031 Notes were used to repay the $300.0 million 3.6% Senior Notes due 2021 and $300.0 million Floating Rate Notes due 2021. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our CP program and the funding of acquisitions, including the Company’s $1.825 billion acquisition of Appriss Insights. In addition, we also entered into a new $700.0 million delayed draw term loan facility during August 2021.

In April 2020, we issued $400.0 million aggregate principal amount of 2.6% five-year Senior Notes due 2025 (the "2025 Notes") and $600.0 million aggregate principal amount of 3.1% ten-year Senior Notes due 2030 (the "2030 Notes") in an underwritten public offering. Interest on the 2025 Notes accrues at a rate of 2.6% per year and is payable semi-annually in arrears on June 15 and December 15 of each year. Interest on the 2030 Notes accrues at a rate of 3.1% per year and is payable semi-annually in arrears on May 15 and November 15 of each year. The net proceeds of the sale of the notes were used to repay borrowings under our Receivables Facility and Revolver, while the remaining funds were used for general corporate purposes.

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

Payments on long-term debt in 2021 reflect payments on the 2.3% Senior Notes, 3.6% Senior Notes and Floating Rate Notes that were due in 2021 using proceeds from the issuance of Senior Notes and the new term loan. Payments on long-term debt in 2020 and 2019 reflect payments on our Receivable Facility using proceeds from the issuance of the senior notes.

Credit Facility Availability.  In August 2021, the Company refinanced the existing unsecured revolving credit facility of $1.1 billion set to expire September 2023, and entered into a new $1.5 billion five-year unsecured revolving credit facility (the “Revolver”) and a new $700.0 million delayed draw term loan (“Term Loan”), collectively known as the “Senior Credit Facilities,” both which mature in August 2026. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date, any time after the first anniversary of the closing date of the Revolver. We believe we are currently in compliance with all representations and warranties necessary as a condition for borrowing under the Revolver, but we cannot assure that we will be able to comply with all such conditions for borrowing in the future. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver.

In the third quarter of 2021, we increased the size of our CP program from $1.1 billion to $1.5 billion, consistent with the increase in our Revolver. Our $1.5 billion CP program has been established to allow for borrowing through the private placement of CP with maturities ranging from overnight to 397 days. We may use the proceeds of CP for general corporate purposes. The CP program is supported by our Revolver and the total amount of CP which may be issued is reduced by the amount of any outstanding borrowings under our Revolver and by any letters of credit issued under the facility.

As of December 31, 2021, there were $321.9 million of outstanding CP notes, $0.7 million of letters of credit outstanding, no outstanding borrowings under the Revolver and $700.0 million outstanding under the Term Loan. Availability under the Revolver was $1,177.4 million at December 31, 2021.

At December 31, 2021, approximately 81% of our debt was fixed rate and 19% was variable rate. Our variable-rate debt consists of CP and term loan borrowings. The interest rate resets periodically, based on the terms of the respective financing arrangement. At December 31, 2021, the interest rate on our variable-rate debt ranged from 0.24% to 1.38%.

In November 2020, we terminated our $225.0 million receivables funding facility (the “Receivables Facility”).

Debt Covenants.  A downgrade in credit ratings would increase the cost of borrowings under our CP program, Revolver and Term Loan, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on mortgages, liens, sale/leaseback transactions, mergers and sales of assets.
In August 2021, we entered into our new Senior Credit Facilities as noted above in anticipation of the Appriss Insights acquisition. The Senior Credit Facilities include a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA for the preceding four quarters, of (i) 3.75 to 1.0 initially, (ii) 4.25 to 1.0 for the first fiscal quarter ending after the consummation of the Company’s acquisition of Appriss Insights on October 1, 2021 (the “Appriss Closing Date”), until the fourth fiscal quarter ending after the Appriss Closing Date, (iii) 4.0 to 1.0 for the fifth fiscal quarter ending after the Appriss Closing Date until the sixth fiscal quarter ending after the Appriss Closing Date and (iv) 3.75 to 1.0 for the seventh fiscal quarter ending after the Appriss Closing Date and through the remaining term of the Revolver. We may also elect to increase the maximum leverage ratio by 0.5 to 1.0 (subject to a maximum leverage ratio of 4.75 to 1.0) in connection with certain material acquisitions if we satisfy certain requirements. The Senior Credit Facilities also permit cash in excess of $175 million to be netted against debt in the calculation of the leverage ratio, subject to certain restrictions.
None of these covenants are considered restrictive to our operations. As of December 31, 2021, the Company was in compliance with all of our debt covenants.
The Company does not have any credit rating triggers that would accelerate the maturity of a material amount of the outstanding debt; however, our 3.3% senior notes due 2022, 3.95% senior notes due 2023, 2.6% senior notes due 2024, 2.6% senior notes due 2025, 3.25% senior notes due 2026, 3.1% senior notes due 2030, 2.35% senior notes due 2031 and 7.0% senior notes due 2037 (together, the “Senior Notes”) contain change in control provisions. If the Company experiences a change of control or publicly announces the Company’s intention to effect a change of control and the rating on the Senior Notes is lowered by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) below an investment grade rating within 60 days of such change of control or notice thereof, then the Company will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.
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
 Long-term ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be “investment grade.” At December 31, 2021, the long-term ratings for our obligations were BBB with a stable outlook for S&P and Baa2 with a stable outlook for Moody’s. A downgrade in our credit rating would increase the cost of borrowings under our CP program, Revolver and Term Loan, and could limit, or in the case of a significant downgrade, preclude our ability to issue CP. If our credit ratings were to decline to lower levels, we could experience increases in the interest cost for any new debt. In addition, the market’s demand for, and thus our ability to readily issue, new debt could become further affected by the economic and credit market environment. These ratings are subject to change as events and circumstances change.
 For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Equity Transactions

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In millions)
Treasury stock purchases	$(69.9)	$—	$—	$(69.9)	$—
Dividends paid to Equifax shareholders	$(190.0)	$(189.5)	$(188.7)	$(0.5)	$(0.8)
Dividends paid to noncontrolling interests	$(6.5)	$(4.6)	$(6.6)	$(1.9)	$2.0
Proceeds from exercise of stock options and employee stock purchase plan	$46.8	$41.7	$22.3	$5.1	$19.4
Purchase of redeemable noncontrolling interests	$(11.2)	$(9.0)	$—	$(2.2)	$(9.0)

Sources and uses of cash related to equity during the twelve months ended December 31, 2021, 2020 and 2019 were as follows:

•We repurchased 0.4 million of common shares from public market transactions in 2021. We did not repurchase any shares from public market transactions in 2020 or 2019. As of December 31, 2021, under the existing board authorization, the Company is approved for additional stock repurchases of $520.2 million.

•During the twelve months ended December 31, 2021, 2020 and 2019, we paid cash dividends to Equifax shareholders of $190.0 million, $189.5 million and $188.7 million, respectively, at $1.56 per share for 2021, 2020 and 2019.

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

Contractual Obligations and Commercial Commitments

The company's material cash requirements include the following contractual and other obligations. Our plan is to use existing cash balances and funds generated by operating activities to fund our obligations and commitments. If our cash requirements exceed our existing cash balances and funds generated by operations, we will finance future cash requirements with existing borrowing capacity, as necessary. In the event that additional financing is needed, we would finance using the public and private corporate bond markets and/or syndicated loan markets, if available. The following sections provide details of material cash requirements from known contractual and other obligations as of December 31, 2021.

Debt
As of December 31, 2021, we had outstanding variable and fixed rate notes with varying maturities for an aggregate principal amount of $5.0 billion, with $502.9 million payable within the next 12 months, as detailed further in Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this report. Future interest payments associated with the outstanding variable and fixed rate notes totals $933.5 million, with $149.9 million payable within the next twelve months.

We also issue unsecured short-term promissory notes through our revolving credit facility and CP program, which is set to expire in August 2026. As of December 31, 2021, we had nothing outstanding under our unsecured revolving credit facility and $321.9 million outstanding under our CP program.

Data Processing, Outsourcing Agreements and Other Purchase Obligations
We utilize several outsourcing partners for services that we outsource associated with our computer data processing operations and related functions, cloud provider services and certain administrative functions. These agreements expire between 2022 and 2027. As of December 31, 2021 the estimated aggregate minimum contractual obligation remaining under these agreements is approximately $902.4 million, with $260.6 million payable within the next twelve months.

Pension, Post-Retirement and Deferred Compensation Obligations
As detailed further in Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this report, we have several pension, post-retirement benefit and deferred compensation plans. Our U.S. and Canadian Retirement Plans are frozen and are supported by plan assets to fund future payments. The obligation related to the CRIP is expected to be settled in 2022 with lump sum distributions and an annuity purchase. Future payments to participants are expected to be made from the existing plan assets. We have three supplemental retirement plans for certain key employees which are unfunded. As of December 31, 2021, the total gross obligation for the pension and post retirement plans was $731.9 million, with $110.5 million of benefits expected to be paid within the next twelve months.

We maintain deferred compensation plans for certain management employees and the Board of Directors to defer the receipt of compensation until a later date based on the terms of the plan. As of December 31, 2021, the total obligation for the deferred compensation plans was $46.1 million, with $7.4 million expected to be paid within the next twelve months

Payments to Resolve Certain Legal Proceedings and Investigations
The Company has and expects to make payments to resolve certain legal proceedings and investigations related to the 2017 cybersecurity incident, described more fully in “Item 3. Legal Proceedings” in this Form 10-K. Through 2021, the Company has made payments of $443.6 million for legal settlements related to the 2017 cybersecurity incident, with $345.0 million remaining to be paid to the Consumer Restitution Fund as of December 31, 2021. On January 11, 2022, the

Consumer Settlement became effective, and on January 24, 2022, we deposited the remaining amount of $345.0 million into the Consumer Settlement Fund.

Leases
As detailed further in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this report, our lease arrangements principally involve office space. As of December 31, 2021, our total fixed lease payment obligations were $119.1 million, with $29.5 million payable within the next twelve months.

Other Planned Uses of Capital

We will continue to invest in sales, marketing, new product development, security and our technology, as well as continue to make strategic acquisitions that align with our business strategy. Additions to property and equipment will continue in order to support growth in our technology transformation and new product development, although we expect spending related to capital expenditures for the next twelve months to be down slightly from current levels.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet financing activities.

Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $156.4 million as of December 31, 2021 and 2020 to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized on the Company’s Consolidated Balance Sheets as all risks and rewards related to the assets remain with the Company.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance and surety bonds and standby letters of credit was not material at December 31, 2021, and generally have a remaining maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2021.

Benefit Plans

We sponsor a qualified defined benefit retirement plan, the U.S. Retirement Income Plan (“USRIP”), that covers approximately 8% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was closed to new participation at December 31, 2008. This plan also covers retirees as well as certain terminated but vested individuals not yet in retirement status. We also sponsor a retirement plan with both defined benefit and defined contribution components that cover most salaried and hourly employees in Canada, the CRIP; the defined benefit component was also closed to new hires on October 1, 2011.

During the twelve months ended December 31, 2021, we made no voluntary contributions to the USRIP and made contributions of $2.8 million to the CRIP. During the twelve months ended December 31, 2020, we made no voluntary contributions to the USRIP or the CRIP. At December 31, 2021, the USRIP met or exceeded ERISA’s minimum funding requirements. In the future, we will make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and liquidity needs. We anticipate the settlement of our CRIP liabilities during 2022 and have taken steps to adopt a more conservative asset allocation to decrease equity exposure and increase cash. We believe additional funding contributions would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our credit facilities.

For our non-U.S. tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For the non-qualified supplemental retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with GAAP.

For additional information about our benefit plans, see Notes 1 and 9 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Effects of Inflation and Changes in Foreign Currency Exchange Rates

Inflation in the countries in which we operate may result in increases in the Company’s expenses, which may not be readily recoverable in the price of services offered. To the extent inflation results in rising U.S. interest rates and has other adverse effects upon the U.S. securities markets and upon the value of financial instruments, it may adversely affect the Company’s financial position and profitability. Increases in U.S. interest rates may also negatively impact the U.S. mortgage market, which may adversely affect the Company’s revenue, financial position and profitability.

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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of December 31, 2021, the contract asset balance was $12.1 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. Deferred revenue is recognized when we have an obligation to transfer goods or services to a customer and have already received consideration from the customer. We generally expect to recognize our deferred revenue as revenue within twelve months of being recorded based on the terms of the contracts.

Goodwill

We review goodwill for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have six reporting units: Workforce Solutions, USIS, Asia Pacific, Europe, Latin America and Canada.

In the fourth quarter of 2021, we integrated our Global Consumer Solutions business into our USIS, Workforce Solutions and International operating segments. U.S. consumer credit monitoring solutions businesses were moved to USIS with the U.S. consumer identity theft protection business moved to Workforce Solutions. All international consumer credit marketing solutions businesses have been moved into the Canada and Europe reporting units based on the geographical location of customers. These changes in reporting units align with how we plan to manage our business going forward. To reflect this new organizational structure, we have reallocated goodwill from the legacy Global Consumer Solutions reporting unit to the USIS, Workforce Solutions, Canada and Europe reporting units based on relative fair value. A change in reporting units requires that goodwill be tested for impairment. During 2021, we performed a goodwill impairment test prior to and following the reallocation of goodwill, which resulted in no impairment for all reporting units.

We performed a qualitative assessment to determine whether further impairment testing was necessary for our Workforce Solutions, USIS, Europe and Canada reporting units. In this qualitative assessment, we considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination resulted in an amount that significantly exceeded the carrying amount of the reporting units. Based on these assessments, we determined the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. As a result of our conclusions, no further testing was required for these reporting units.

The goodwill balance at December 31, 2021, for our six reporting units was as follows:

December 31, 2021
(In millions)
Workforce Solutions	$2,365.4
U.S. Information Solutions	1,900.1
Asia Pacific	1,496.7
Europe	188.4
Latin America	214.4
Canada	93.1
Total goodwill	$6,258.1

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

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital expenditures. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies or guideline transactions. We believe the benchmark companies used for our Asia Pacific and Latin America reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our discussion of Competition in Item 1 of this Form 10-K and have not significantly changed since the date of our last annual impairment test. Competition for our Asia Pacific and Latin America reporting units generally includes global consumer credit reporting companies, such as Experian, which offer a product suite similar to the reporting unit's credit reporting solutions.

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

Given the relatively smaller excess of fair value over carrying value for the Asia Pacific reporting unit, we believe that it is at risk of a possible future goodwill impairment. Although we experienced growth in this reporting unit for the twelve months ended December 31, 2021 in comparison to the estimates used in the 2021 goodwill impairment testing, the COVID-19 pandemic has had a substantial negative impact on our results. Avoidance of a future impairment will be dependent on continued economic recovery from the negative impact caused by COVID-19 and our ability to execute on initiatives to grow revenue and manage expenses prudently. We will continue to monitor the performance of this reporting unit to ensure no interim indications of possible impairment have occurred before our next annual goodwill impairment assessment in September 2022.

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

Judgments and uncertainties — We consider accounting for income taxes critical because management is required to make significant judgments in determining our provision for income taxes, our deferred tax assets and liabilities, and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. These judgments and estimates are affected by our expectations of future taxable income, mix of earnings among different taxing jurisdictions and timing of the reversal of deferred tax assets and liabilities.

We also use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We review our uncertain tax positions and adjust our unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our unrecognized tax benefits may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash. At December 31, 2021, $34.5 million was recorded for unrecognized tax benefits, including interest and penalties, of which it is reasonably possible that up to $7.1 million of our unrecognized tax benefit may change within the next twelve months.

Effect if actual results differ from assumptions — Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to increases or decreases in income tax expense that could be material.

Purchase Accounting for Acquisitions

We account for acquisitions under Accounting Standards Codification 805, Business Combinations. In general, the acquisition method of accounting requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. We primarily estimate fair value of identified intangible assets using discounted cash flow analyses based on market participant based inputs. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired is recorded in the line item Goodwill in our Consolidated Balance Sheets. Transaction costs, as well as costs to reorganize acquired companies, are expensed as incurred in our Consolidated Statements of Income.

Judgments and uncertainties — We consider accounting for business combinations critical because management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed and amortization periods for intangible assets which can materially affect our results of operations.

Effect if actual results differ from assumptions — Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ and we may be exposed to an impairment charge if we are unable to recover the value of the recorded net assets.

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

For the year ended December 31, 2021, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2021 would have increased our revenue by $107.4 million and our pre-tax operating profit by $13.6 million. For the year ended December 31, 2020, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2020 would have increased our revenue by $92.9 million and our pre-tax operating profit by $8.6 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2021 and 2020.

On average across our mix of international businesses, foreign currencies at December 31, 2021 were weaker against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2020. As a result, if foreign exchange rates were unchanged throughout 2021, foreign exchange translation would reduce growth as reported in U.S. dollars. As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2022, and rates could go either higher or lower.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate CP, the Revolver and term loan borrowings. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and variable-rate debt and the average life and scheduled maturities of our debt. At December 31, 2021, our weighted average cost of debt was 3.2% and weighted-average life of debt was 5.4 years. At December 31, 2021, 81% of our debt was fixed rate and the remaining 19% was variable rate. Occasionally we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2021 interest expense by $10.2 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	55
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	57
Consolidated Statements of Income (Loss) for each of the three years in the period ended December 31, 2021	59
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2021	60
Consolidated Balance Sheets at December 31, 2021 and 2020	61
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021	62
Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Loss for each of the three years in the period ended December 31, 2021	63
Notes to Consolidated Financial Statements	65

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Equifax Inc.
Opinion on Internal Control over Financial Reporting
We have audited Equifax Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (the COSO criteria). In our opinion, Equifax Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kount Inc. and Appriss Insights, which is included in the 2021 consolidated financial statements of the Company and constituted 0.6% of consolidated total assets as of December 31, 2021 and 1.7% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Kount Inc. and Appriss Insights.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and shareholders’ equity and accumulated other comprehensive loss for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Equifax Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Equifax Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and shareholders’ equity and accumulated other comprehensive loss for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Goodwill impairment test for the Asia Pacific reporting unit
Description of the Matter	At December 31, 2021, the Company’s goodwill was $6.3 billion and the goodwill attributed to the Asia Pacific reporting unit was $1.5 billion. As discussed in Note 4 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. The Company determined that a quantitative impairment test was required for the Asia Pacific reporting unit, therefore the Company determined the relative fair value of this reporting unit as of September 30, 2021, the annual goodwill impairment testing date.

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

Atlanta, Georgia
February 24, 2022

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Twelve Months Ended December 31,
(In millions, except per share amounts)	2021	2020	2019
Operating revenue	$4,923.9	$4,127.5	$3,507.6
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	1,980.9	1,737.4	1,521.7
Selling, general and administrative expenses	1,324.6	1,322.5	1,990.2
Depreciation and amortization	480.4	391.0	331.1
Total operating expenses	3,785.9	3,450.9	3,843.0
Operating income (loss)	1,138.0	676.6	(335.4)
Interest expense	(145.6)	(141.6)	(111.7)
Other (expense) income, net	(43.2)	150.2	33.3
Consolidated income (loss) before income taxes	949.2	685.2	(413.8)
(Provision for) benefit from income taxes	(200.7)	(159.0)	35.7
Consolidated net income (loss)	748.5	526.2	(378.1)
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(4.3)	(6.1)	(6.0)
Net income (loss) attributable to Equifax	$744.2	$520.1	$(384.1)
Basic earnings per common share:
Net income (loss) attributable to Equifax	$6.11	$4.28	$(3.18)
Weighted-average shares used in computing basic earnings per share	121.9	121.5	120.9
Diluted earnings per common share:
Net income (loss) attributable to Equifax	$6.02	$4.24	$(3.15)
Weighted-average shares used in computing diluted earnings per share	123.6	122.8	122.0
Dividends per common share	$1.56	$1.56	$1.56

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended December 31,
	2021			2020			2019
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income (loss)	$744.2	$4.3	$748.5	$520.1	$6.1	$526.2	$(384.1)	$6.0	$(378.1)
Other comprehensive income (loss):
Foreign currency translation adjustment	(124.1)	(0.6)	(124.7)	184.0	1.2	185.2	(24.4)	(0.5)	(24.9)
Change in unrecognized prior service cost and actuarial (losses) gains related to our pension and other postretirement benefit plans, net	0.1	—	0.1	(1.1)	—	(1.1)	4.3	—	4.3
Change in cumulative gain from cash flow hedging transactions, net	—	—	—	0.1	—	0.1	0.1	—	0.1
Other comprehensive income (loss)	(124.0)	(0.6)	(124.6)	183.0	1.2	184.2	(20.0)	(0.5)	(20.5)
Comprehensive income (loss)	$620.2	$3.7	$623.9	$703.1	$7.3	$710.4	$(404.1)	$5.5	$(398.6)

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except par values)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$224.7	$1,684.6
Trade accounts receivable, net of allowance for doubtful accounts of $13.9 and $12.9 at December 31, 2021 and 2020, respectively	727.6	630.6
Prepaid expenses	108.4	104.1
Other current assets	60.2	59.0
Total current assets	1,120.9	2,478.3
Property and equipment:
Capitalized internal-use software and system costs	1,727.3	1,374.5
Data processing equipment and furniture	299.6	299.9
Land, buildings and improvements	250.3	239.1
Total property and equipment	2,277.2	1,913.5
Less accumulated depreciation and amortization	(961.3)	(774.1)
Total property and equipment, net	1,315.9	1,139.4

Goodwill	6,258.1	4,495.8
Indefinite-lived intangible assets	94.9	94.9
Purchased intangible assets, net	1,898.0	997.8
Other assets, net	353.1	405.6
Total assets	$11,040.9	$9,611.8
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$824.8	$1,101.1
Accounts payable	211.6	159.1
Accrued expenses	237.5	251.8
Accrued salaries and bonuses	257.9	250.3
Deferred revenue	121.3	108.3
Other current liabilities	638.2	612.5
Total current liabilities	2,291.3	2,483.1
Long-term debt	4,470.1	3,277.3
Deferred income tax liabilities, net	358.2	332.3
Long-term pension and other postretirement benefit liabilities	130.1	130.7
Other long-term liabilities	190.0	178.1
Total liabilities	7,439.7	6,401.5
Commitments and Contingencies (see Note 6)
Equifax shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at December 31, 2021 and 2020; Outstanding shares - 122.1 and 121.8 at December 31, 2021 and 2020, respectively	236.6	236.6
Paid-in capital	1,536.7	1,470.7
Retained earnings	4,751.6	4,185.4
Accumulated other comprehensive loss	(295.4)	(171.4)
Treasury stock, at cost, 66.6 shares and 66.9 shares at December 31, 2021 and 2020, respectively	(2,639.2)	(2,547.0)
Stock held by employee benefits trusts, at cost, 0.6 shares at December 31, 2021 and 2020, respectively	(5.9)	(5.9)
Total Equifax shareholders’ equity	3,584.4	3,168.4
Noncontrolling interests including redeemable noncontrolling interests	16.8	41.9
Total shareholders’ equity	3,601.2	3,210.3
Total liabilities and equity	$11,040.9	$9,611.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019
Operating activities:
Consolidated net income (loss)	$748.5	$526.2	$(378.1)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	489.6	399.3	337.3
Stock-based compensation expense	54.9	54.7	49.7
Deferred income taxes	9.3	66.5	(82.7)
Loss (gain) on fair market value adjustment of equity investments	63.6	(149.5)	—
Gain on sale of asset	(4.6)	—	—
Gain on divestiture	(0.2)	—	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(66.2)	(93.7)	(61.3)
Other assets, current and long-term	16.4	35.8	(78.8)
Current and long-term liabilities, excluding debt	23.5	106.9	527.7
Cash provided by operating activities	1,334.8	946.2	313.8
Investing activities:
Capital expenditures	(469.0)	(421.3)	(399.6)
Acquisitions, net of cash acquired	(2,935.6)	(61.4)	(272.9)
Cash received from sale of asset	4.9	—	—
Cash received from divestitures	1.5	—	—
Investment in unconsolidated affiliates, net	—	(10.0)	(25.0)
Cash used in investing activities	(3,398.2)	(492.7)	(697.5)
Financing activities:
Net short-term borrowings (repayments)	323.4	(0.7)	(1.8)
Payments on long-term debt	(1,100.2)	(125.0)	(250.0)
Proceeds from issuance of long-term debt	1,697.1	1,123.3	998.3
Treasury stock purchases	(69.9)	—	—
Dividends paid to Equifax shareholders	(190.0)	(189.5)	(188.7)
Dividends paid to noncontrolling interests	(6.5)	(4.6)	(6.6)
Proceeds from exercise of stock options and employee stock purchase plan	46.8	41.7	22.3
Payment of taxes related to settlement of equity awards	(57.3)	(15.9)	(10.5)
Purchase of redeemable noncontrolling interests	(11.2)	(9.0)	—
Debt issuance costs	(14.5)	(9.8)	(5.1)
Other	—	0.3	—
Cash provided by financing activities	617.7	810.8	557.9
Effect of foreign currency exchange rates on cash and cash equivalents	(14.2)	19.0	3.5
(Decrease) increase in cash and cash equivalents	(1,459.9)	1,283.3	177.7
Cash and cash equivalents, beginning of period	1,684.6	401.3	223.6
Cash and cash equivalents, end of period	$224.7	$1,684.6	$401.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

	Equifax Shareholders
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Stock Held By Employee Benefits Trusts	Noncontrolling Interests	Total Shareholders’ Equity
	Shares Outstanding	Amount
	(In millions, except per share values)
Balance, December 31, 2018	120.6	$236.6	$1,356.6	$4,425.9	$(334.5)	$(2,571.0)	$(5.9)	$47.9	$3,155.6

Net (loss) income	—	—	—	(384.1)	—	—	—	6.0	(378.1)
Other comprehensive loss	—	—	—	—	(20.0)	—	—	(0.5)	(20.5)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.6	—	(2.1)	—	—	13.6	—	—	11.5
Cash dividends ($1.56 per share)	—	—	—	(189.6)	—	—	—	—	(189.6)
Dividends paid to employee benefits trusts	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation expense	—	—	49.7	—	—	—	—	—	49.7
Redeemable noncontrolling interest adjustment	—	—	—	2.4	—	—	—	(2.5)	(0.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(6.6)	(6.6)
Other	—	—	—	—	0.1	—	—	—	0.1
Balance, December 31, 2019	121.2	236.6	1,405.1	3,854.6	(354.4)	(2,557.4)	(5.9)	44.3	2,622.9

Net income	—	—	—	520.1	—	—	—	6.1	526.2
Other comprehensive loss	—	—	—	—	183.0	—	—	1.2	184.2
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.6	—	15.0	—	—	10.4	—	—	25.4
Cash dividends ($1.56 per share)	—	—	—	(190.5)	—	—	—	—	(190.5)
Dividends paid to employee benefits trusts	—	—	1.0	—	—	—	—	—	1.0
Stock-based compensation expense	—	—	54.7	—	—	—	—	—	54.7
Cumulative adjustment from change in accounting principle	—	—	—	(0.4)	—	—	—	—	(0.4)
Redeemable noncontrolling interest adjustment	—	—	—	1.5	—	—	—	(1.5)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.6)	(4.6)
Purchase of noncontrolling interests	—	—	(5.1)	—	—	—	—	(3.9)	(9.0)
Other	—	—	—	0.1	—	—	—	0.3	0.4
Balance, December 31, 2020	121.8	236.6	1,470.7	4,185.4	(171.4)	(2,547.0)	(5.9)	41.9	3,210.3

Net income	—	—	—	744.2	—	—	—	4.3	748.5
Other comprehensive loss	—	—	—	—	(124.0)	—	—	(0.6)	(124.6)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.7	—	11.9	—	—	(22.3)	—	—	(10.4)
Treasury stock purchased under share repurchase program ($197.52 per share)*	(0.4)	—	—	—	—	(69.9)	—	—	(69.9)
Cash dividends ($1.56 per share)	—	—	—	(191.2)	—	—	—	—	(191.2)
Dividends paid to employee benefits trusts	—	—	1.2	—	—	—	—	—	1.2
Stock-based compensation expense	—	—	54.9	—	—	—	—	—	54.9
Redeemable noncontrolling interest adjustment	—	—	—	13.2	—	—	—	(13.2)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(6.5)	(6.5)
Purchases of noncontrolling and redeemable noncontrolling interests	—	—	(1.8)	—	—	—	—	(9.4)	(11.2)
Other	—	—	(0.2)	—	—	—	—	0.3	0.1
Balance, December 31, 2021	122.1	$236.6	$1,536.7	$4,751.6	$(295.4)	$(2,639.2)	$(5.9)	$16.8	$3,601.2
*At December 31, 2021, $520.2 million was authorized for future repurchases of our common stock.
 See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2021	2020	2019
	(In millions)
Foreign currency translation	$(292.5)	$(168.4)	$(352.4)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $0.4, $0.5 and $0.2 in 2021, 2020 and 2019, respectively	(1.9)	(2.0)	(0.9)
Cash flow hedging transactions, net of tax of $0.6, $0.7 and $0.7 in 2021, 2020 and 2019, respectively	(1.0)	(1.0)	(1.1)
Accumulated other comprehensive loss	$(295.4)	$(171.4)	$(354.4)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal history and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2021, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also offer Equifax-branded credit services in Russia through a joint venture, have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil.

We develop, maintain and enhance secured proprietary information databases through the compilation of consumer specific data, including credit, income, employment, criminal history, asset, liquidity, net worth and spending activity, and business data, including credit and business demographics, that we obtain from a variety of sources, such as credit granting institutions, and income and tax information primarily from large to mid-sized companies in the U.S. We process this information utilizing our proprietary information management systems. We also provide information, technology and services to support debt collections and recovery management.

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

Segments.  We manage our business and report our financial results through the following three reportable segments, which are our operating segments:

•Workforce Solutions
•U.S. Information Solutions, or USIS
•International

Workforce Solutions is our largest reportable segment, with 42% of total operating revenue for 2021. Our most significant foreign operations are located in Australia, the U.K. and Canada.

In the fourth quarter of 2021, we integrated our Global Consumer Solutions business into our USIS, Workforce Solutions and International operating segments. U.S. consumer credit monitoring solutions businesses have been moved into the Online Information Solutions business of USIS with the U.S. consumer identity theft protection business moved to the Employer Services business of Workforce Solutions. All international consumer credit monitoring solutions businesses in Canada and Europe have been moved into the respective country operations within the International operating segment. These changes in operating segments align with how we manage our business as of the fourth quarter of 2021. All segment disclosures within this Form 10-K have been retrospectively restated to reflect the change in segments.

Use of Estimates.  The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions in accordance with GAAP. Accordingly, we make these estimates and assumptions after exercising judgment. We

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of December 31, 2021, the contract asset balance was $12.1 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. Deferred revenue is recognized when we have an obligation to transfer goods or services to a customer and have already received consideration from the customer. We generally expect to recognize our deferred revenue as revenue within twelve months of being recorded based on the terms of the contracts.

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than 1 year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of December 31, 2021, inclusive of the foreign exchange impact:

Performance Obligation	Balance
(In millions)
Less than 1 year	$30.3
1 to 3 years	35.3
3 to 5 years	21.1
Thereafter	33.6
Total remaining performance obligation	$120.3

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of personnel-related costs, corporate costs, fees for professional and consulting services, advertising costs, restructuring costs and other costs of administration.

Advertising.  Advertising costs, which are expensed as incurred, totaled $70.2 million, $59.0 million and $51.9 million during 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Twelve Months Ended December 31,
	2021	2020	2019
	(In millions)
Weighted-average shares outstanding (basic)	121.9	121.5	120.9
Effect of dilutive securities:
Stock options and restricted stock units	1.7	1.3	1.1
Weighted-average shares outstanding (diluted)	123.6	122.8	122.0

For the twelve months ended December 31, 2021, stock options with an anti-dilutive effect were not material. For the twelve months ended December 31, 2020 and 2019, 0.4 million and 1.1 million stock options, respectively, were anti-dilutive and therefore excluded from this calculation.

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

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income (Loss). Below is a rollforward of our allowance for doubtful accounts for the twelve months ended December 31, 2021 and 2020:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 30,
	2021	2020
	(In millions)
Allowance for doubtful accounts, beginning of period	$12.9	$11.2
Current period bad debt expense	0.3	6.3
Write-offs, net of recoveries	0.7	(4.6)
Allowance for doubtful accounts, end of period	$13.9	$12.9

Other Current Assets.  Other current assets also include certain current tax receivable accounts. As of December 31, 2021 and 2020, these assets were approximately $18.1 million and $21.3 million, respectively. Additionally, other current assets include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of December 31, 2021 and 2020 these assets were approximately $28.5 million and $25.1 million, respectively, with fully offsetting balances in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Long-Lived Assets.  Property and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions is capitalized. Property and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives, which are generally three to ten years for data processing equipment and capitalized internal-use software and systems costs. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Buildings are depreciated over a forty-year period. Other fixed assets are depreciated over three to seven years. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized and included in income from operations on the Consolidated Statements of Income (Loss) with the classification of any gain or loss dependent on the characteristics of the asset sold or retired.

Certain internal-use software and system development costs are capitalized. Accordingly, the specifically identified costs incurred to develop or obtain software, which is intended for internal use, are not capitalized until the preliminary project stage is completed and management, with the relevant authority, authorizes and commits to funding a software project and it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred during a software development project’s preliminary stage and post-implementation stage are expensed as incurred. Application development activities that are eligible for capitalization include software design and configuration, development of interfaces, coding, testing and installation. Capitalized internal-use software and systems costs are subsequently amortized on a straight-line basis over a three- to ten-year period after project completion and when the related software or system is ready for its intended use.

Depreciation and amortization expense related to property and equipment was $304.0 million, $249.3 million and $191.0 million during the twelve months ended December 31, 2021, 2020, and 2019, respectively.

Industrial Revenue Bonds.  Pursuant to the terms of certain industrial revenue bonds, we have transferred title to certain of our fixed assets with total costs of $156.4 million as of December 31, 2021 and 2020 to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during the twelve months ended December 31, 2021, 2020 and 2019 and we determined that there was no impairment in any of these years.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of consumer and commercial data files acquired primarily through the purchase of independent credit reporting agencies in the U.S., Australia and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize purchased data files, which primarily consist of acquired credit files, on a straight-line basis. All of our other purchased intangible assets are also amortized on a straight-line basis.

Asset	Useful Life
(In years)
Purchased data files	15
Acquired software and technology	2 to 7
Non-compete agreements	4 to 5
Proprietary database	6 to 15
Customer relationships	7 to 25
Trade names	2 to 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Assets. Other assets on our Consolidated Balance Sheets primarily represent our investment in unconsolidated affiliates, the long-term portion of the Company’s operating lease right-of-use assets, assets related to life insurance policies covering certain officers of the Company and employee benefit trust assets.

Equity Investment. We record our equity investment in Brazil within Other Assets at fair value, using observable Level 1 inputs. The carrying value of the investment has been adjusted to $56.4 million as of December 31, 2021 based on quoted market prices, resulting in an unrealized loss of $64.0 million for the twelve months December 31, 2021. The carrying value of the investment was $127.7 million as of December 31, 2020, resulting in an unrealized gain of $116.6 million for the twelve months ended December 31, 2020. All unrealized gains or losses on the investment are recorded in Other Income (Expense), Net within the Consolidated Statements of Income (Loss).

Other Current Liabilities.  Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 6, interest expense, and accrued employee benefits. Other current liabilities includes accrued legal expense of $373.6 million and $379.7 million as of December 31, 2021 and 2020, respectively. The accrued legal balance primarily consists of $350.7 million and $355.2 million accruals for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident that have not been paid as of December 31, 2021 and 2020, respectively. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. These funds were approximately $28.5 million and $25.1 million as of December 31, 2021 and 2020, respectively. The associated assets are restricted as to their current use and will be released according to the specific customer agreements.

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

Foreign Currency Translation.  The functional currency of each of our foreign operating subsidiaries is that subsidiary’s local currency except for Argentina. Argentina has experienced multiple periods of increasing inflation rates, devaluation of the peso and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we accounted for Argentina as a highly inflationary economy by remeasuring the peso denominated monetary assets and liabilities which resulted in the recognition of $0.8 million of foreign currency gains for December 31, 2021 and foreign currency losses of $0.5 million and $1.0 million for the twelve months ended December 31, 2020 and 2019, respectively, recorded in other income, net in our Consolidated Statements of Income (Loss).

Other than Argentina, we translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange and revenue and expenses at the monthly average rates during the year. We record the resulting translation adjustment in other comprehensive loss, included in accumulated other comprehensive loss, a component of shareholders’ equity. We also record gains and losses resulting from the translation of intercompany balances of a long-term investment nature in foreign currency translation in other comprehensive loss and accumulated other comprehensive loss. For the year ended December 31, 2021, we recorded $2.6 million of foreign currency transaction gains and for the years ended December 31, 2020 and 2019, we recorded foreign currency transactions losses of $7.5 million and $3.0 million, respectively, in our Consolidated Statements of Income (Loss), respectively.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of December 31, 2021 and 2020, the fair value of our long-term debt, including the current portion, based on observable inputs was $5.2 billion and $4.8 billion, respectively, compared to its carrying value of $5.0 billion and $4.4 billion, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table presents assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets and Liabilities:
Deferred Compensation Plan Assets (1)	$46.1	$46.1	$—	$—
Deferred Compensation Plan Liability (1)	(46.1)	—	(46.1)	—
Total assets and liabilities	$—	$46.1	$(46.1)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. As disclosed in Note 3, we completed various acquisitions during the years ended December 31, 2021 and 2020. The values of net assets acquired were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of definite-lived intangible assets acquired in these acquisitions were estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations.

Variable Interest Entities.  We hold interests in certain entities, including credit data, information solutions and an identity authentication company, that are considered variable interest entities, or VIEs. These variable interests relate to ownership interests that require financial support for these entities. Our investments related to these VIEs totaled $30.2 million at December 31, 2021, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 6. We are not the primary beneficiary and are not required to consolidate any of these VIEs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of earnings per share. None of the current period adjustments reflect a redemption in excess of fair value. Additionally, due to the immaterial balance of the redeemable noncontrolling interest, we have elected to maintain the noncontrolling interest in permanent equity, rather than temporary equity, within our Consolidated Balance Sheet.

Adoption of New Accounting Standards. In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 was effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. As of January 1, 2020, we adopted the standard. The adoption of the standard did not have a material impact on our consolidated financial statements with the most significant impact being the increase in allowance for doubtful accounts related to our trade accounts receivable. The adoption adjustment was recorded to Retained Earnings as seen in the Consolidated Statements of Changes in Equity.

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

Recent Accounting Pronouncements.   Business Combinations. In October 2021, the FASB issued ASU No. 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The update provides clarifying guidance to reduce diversity in practice stating that contract assets and contract liabilities acquired in business combinations should be measured in accordance with Accounting Standards topic 606, rather than the fair value principles of Accounting Standards topic 805. ASU 2021-08 is effective for all public business entities for annual periods beginning after December 15, 2022, although early adoption is permitted. This guidance must be applied on a prospective basis. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. REVENUE

Revenue Recognition. Based on the information management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Twelve Months Ended December 31,			Change		Change
				2021	2020	2020	2019
Consolidated Operating Revenue	2021	2020	2019	$	%	$	%
	(In millions)
Verification Services	$1,608.9	$1,103.2	$700.1	$505.7	46%	$403.1	58%
Employer Services	426.5	$358.5	271.0	68.0	19%	87.5	32%
Total Workforce Solutions	2,035.4	$1,461.7	971.1	573.7	39%	490.6	51%
Online Information Solutions	1,349.8	1,296.4	1,177.9	53.4	4%	118.5	10%
Mortgage Solutions	190.4	199.8	136.9	(9.4)	(5)%	62.9	46%
Financial Marketing Services	246.5	215.0	216.4	31.5	15%	(1.4)	(1)%
Total U.S. Information Solutions	1,786.7	1,711.2	1,531.2	75.5	4%	180.0	12%
Asia Pacific	356.0	296.5	300.1	59.5	20%	(3.6)	(1)%
Europe	319.9	285.2	303.8	34.7	12%	(18.6)	(6)%
Latin America	175.9	160.3	190.5	15.6	10%	(30.2)	(16)%
Canada	250.0	212.6	210.9	37.4	18%	1.7	1%
Total International	1,101.8	954.6	1,005.3	147.2	15%	(50.7)	(5)%
Total operating revenue	$4,923.9	$4,127.5	$3,507.6	$796.4	19%	$619.9	18%

3. ACQUISITIONS AND INVESTMENTS

2021 Acquisitions and Investments. On February 10, 2021, the Company acquired 100% of Kount, a provider of fraud prevention and digital identity solutions for $640 million within the USIS business unit. Additionally in the first quarter of 2021, the Company acquired 100% of HIREtech and i2Verify within the Workforce Solutions business unit as well as a small acquisition and purchase of the remaining noncontrolling interest of a business within our International business unit. In the third quarter of 2021, the Company acquired 100% of Health e(fx) and Teletrack within the Workforce Solutions and USIS business units, respectively, as well as the purchase of the remaining noncontrolling interest of a business within our International business unit. Additionally, the Company acquired 100% of Appriss Insights on October 1, 2021, for cash consideration of approximately $1.825 billion. Appriss Insights is a source of risk and criminal justice intelligence information and will be reported within the Workforce Solutions business unit. All of these acquisitions expand the Company's data assets as well as product offerings. The purchase price allocations for these acquisitions are not yet finalized and open areas consist of income taxes and working capital for all acquisitions and purchased intangibles for Appriss Insights. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Price Allocation.  The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates during 2021 and 2020.

	December 31,
	2021	2020 (3)
	(In millions)
Cash	$5.2	$9.7
Accounts receivable and other current assets	43.1	2.5
Other assets	26.6	2.7
Identifiable intangible assets (1)	1,094.1	59.5
Goodwill (2)	1,842.7	58.3
Total assets acquired	3,011.7	132.7
Other current liabilities	(27.2)	(6.4)
Other liabilities	(43.7)	(15.0)
Net assets acquired	$2,940.8	$111.3

(1)Identifiable intangible assets are further disaggregated in the following table.

(2)The goodwill related to the 2021 acquisitions were recognized in the Workforce Solutions, USIS and International operating segments. $1.4 billion of goodwill related to 2021 acquisitions, with the exception of goodwill related to Kount within USIS and AccountScore within International, was tax deductible. The goodwill related to the 2020 acquisitions were recognized in the International and USIS operating segments. The goodwill related to the International and USIS acquisitions in 2020 are not deductible for tax purposes.

(3)The above reflects the total net assets recorded from the purchase of the remaining interest of the India joint venture, inclusive of the gain due to remeasurement of the prior equity interest.

The primary reasons the purchase price of these acquisitions exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, were expanded growth opportunities from new or enhanced product offerings and geographies, cost savings from the elimination of duplicative activities and the acquisition of an assembled workforce that are not recognized as assets apart from goodwill.

	December 31,
	2021		2020
Intangible asset category	Fair value	Weighted-average useful life	Fair value	Weighted-average useful life
	(in millions)	(in years)	(in millions)	(in years)
Proprietary database	$562.3	14.5	$48.2	12.3
Purchased data files	207.0	15.0	—	0.0
Customer relationships	160.7	10.0	10.6	10.0
Acquired software and technology	146.3	6.0	0.3	3.0
Trade names and other intangible assets	11.3	2.0	0.3	2.0
Non-compete agreements	6.5	4.5	0.1	5.0
Total acquired intangibles	$1,094.1	12.6	$59.5	11.7

 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.  Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30 each year. The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with the Company’s methodology. Our annual impairment tests as of September 30, 2021, 2020 and 2019 resulted in no impairment of goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the fourth quarter of 2021, we integrated our Global Consumer Solutions business into our USIS, Workforce Solutions and International operating segments. U.S. consumer credit monitoring solutions businesses were moved to USIS with the U.S. consumer identity theft protection business moved to Workforce Solutions. All international consumer credit marketing solutions businesses have been moved into the Canada and Europe reporting units based on the geographical location of customers. These changes in reporting units align with how we plan to manage our business going forward. To reflect this new organizational structure, we have reallocated goodwill from the legacy Global Consumer Solutions reporting unit to the USIS, Workforce Solutions, Canada and Europe reporting units based on relative fair value. A change in reporting units requires that goodwill be tested for impairment. During 2021, we performed a goodwill impairment test prior to and following the reallocation of goodwill, which resulted in no impairment for all reporting units.

During 2021, we acquired Appriss Insights, HIREtech, i2Verify and Health e(fx) within the Workforce Solutions operating segment. We acquired Kount and Teletrack within the USIS operating segment. We acquired AccountScore, as well as the remaining noncontrolling interest of businesses within our International segment.

During 2020, we acquired the remaining interest in our India joint venture in our International operating segment and completed an additional acquisition in our USIS operating segment.

Changes in the amount of goodwill for the twelve months ended December 31, 2021 and 2020, are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total
		(In millions)
Balance, December 31, 2019	$1,023.0	$1,411.9	$1,873.4	$4,308.3
Acquisitions	—	6.0	52.3	58.3
Adjustments to initial purchase price allocation	0.3	—	—	0.3
Foreign currency translation	—	—	128.9	128.9
Balance, December 31, 2020	1,023.3	1,417.9	2,054.6	4,495.8
Acquisitions	1,342.1	481.5	18.4	1,842.0
Adjustments to initial purchase price allocation	—	0.7	—	0.7
Foreign currency translation	—	—	(79.1)	(79.1)
Divestitures	—	—	(1.3)	(1.3)
Balance, December 31, 2021	$2,365.4	$1,900.1	$1,992.6	$6,258.1

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our 2021 annual impairment test completed during the third quarter of 2021 resulted in no impairment of indefinite-lived intangible assets. As of December 31, 2021 and 2020, these assets were approximately $94.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchased Intangible Assets.  Purchased intangible assets, net, recorded on our Consolidated Balance Sheets at December 31, 2021 and 2020, are as follows:

	December 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,103.1	$(466.0)	$637.1	$913.7	$(399.2)	$514.5
Proprietary database	710.2	(59.3)	650.9	148.6	(30.7)	117.9
Customer relationships	805.2	(354.9)	450.3	680.1	(331.4)	348.7
Acquired software and technology	160.0	(18.9)	141.1	115.3	(106.6)	8.7
Trade names and other intangible assets	23.9	(12.6)	11.3	14.4	(9.4)	5.0
Non-compete agreements	11.0	(3.7)	7.3	6.5	(3.5)	3.0
Total definite-lived intangible assets	$2,813.4	$(915.4)	$1,898.0	$1,878.6	$(880.8)	$997.8

Amortization expense related to purchased intangible assets was $176.4 million, $141.8 million, and $140.1 million during the twelve months ended December 31, 2021, 2020, and 2019, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2021 is as follows:

Years ending December 31,	Amount
(In millions)
2022	$225.8
2023	218.2
2024	207.4
2025	204.2
2026	192.9
Thereafter	849.5
$1,898.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. DEBT

Debt outstanding at December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
	(In millions)
Commercial paper (“CP”)	$321.9	$—
Notes, 2.30%, due June 2021	—	500.0
Notes, 3.60%, due Aug 2021	—	300.0
Notes, Floating Rate, due Aug 2021	—	300.0
Notes, 3.30%, due Dec 2022	500.0	500.0
Notes, 3.95%, due May 2023	400.0	400.0
Notes, 2.60%, due December 2024	750.0	750.0
Notes, 2.60%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Term loan, due August 2026	700.0	—
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 3.1%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	—
Notes, 7.00%, due July 2037	250.0	250.0
Other	3.2	2.2
Total debt	5,325.1	4,402.2
Less short-term debt and current maturities	(824.8)	(1,101.1)
Less unamortized discounts and debt issuance costs	(30.2)	(23.8)
Total long-term debt, net of discount	$4,470.1	$3,277.3

Scheduled future maturities of debt at December 31, 2021, are as follows:

Years ending December 31,	Amount
(In millions)
2022	$824.8
2023	404.7
2024	767.5
2025	417.5
2026	935.6
Thereafter	1,975.0
Total debt	$5,325.1

2.35% Senior Notes. On August 11, 2021, we issued $1.0 billion aggregate principal amount of 2.35% ten-year Senior Notes due 2031 (the “2031 Notes”) in an underwritten public offering. Interest on the 2031 Notes accrues at a rate of 2.35% per year and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2022. The net proceeds of the sale of the 2031 Notes were used to repay the $300.0 million 3.6% Senior Notes due 2021 and $300.0 million Floating Rate Notes due 2021. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our CP program and the funding of acquisitions, including the Company’s $1.825 billion acquisition of Appriss Insights. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2031 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

2.6% and 3.1% Senior Notes. On April 22, 2020, we issued $400.0 million aggregate principal amount of 2.6% five-year Senior Notes due 2025 (the "2025 Notes") and $600.0 million aggregate principal amount of 3.1% ten-year Senior Notes due 2030 (the "2030 Notes") in an underwritten public offering. Interest on the 2025 Notes accrues at a rate of 2.6% per year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and is payable semi-annually in arrears on June 15 and December 15 of each year. Interest on the 2030 Notes accrues at a rate of 3.1% per year and is payable semi-annually in arrears on May 15 and November 15 of each year. The net proceeds of the sale of the notes were used to repay borrowings under our Receivables Facility and Revolver, while the remaining funds were used for general corporate purposes, including the repayment of a portion of the 2021 debt maturities. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2025 Notes and 2030 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

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

3.6%, 3.95%, and Floating Rate Senior Notes.  In May 2018, we issued $300.0 million aggregate principal amount of 3.6% Senior Notes due 2021 (the “2021 Notes”), $400.0 million aggregate principal amount of 3.95% Senior Notes due 2023 (the “2023 Notes”), and $300.0 million aggregate principal amount Floating Rate Notes due 2021 (the “Floating Rate Notes”) in an underwritten public offering. Interest on the 2021 Notes accrued from their date of issuance at a rate of 3.6% per year and was payable in cash semi-annually in arrears on February 15 and August 15 of each year. Interest on the 2023 Notes accrues from their date of issuance at a rate of 3.95% per year and is payable in cash semi-annually in arrears on June 15 and December 15 of each year beginning on December 15, 2018. Interest on the Floating Rate Notes for a particular interest period was a rate equal to three-month LIBOR on the interest determination date plus 0.87% per annum and was payable in cash quarterly in arrears on February 15, May 15, August 15, and November 15 of each year. The net proceeds of the sale of the 2021 Notes, 2023 Notes and Floating Rate Notes were used to repay borrowings under our Revolver, our prior $800.0 million three-year delayed draw term loan facility (“Term Loan”) and our CP program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2021 Notes, 2023 Notes and Floating Rate Notes were unsecured and rank equally with all of our unsecured and unsubordinated indebtedness. In August 2021, we repaid the 2021 Notes and Floating Rate Notes using the proceeds from the 2031 Notes.

Senior Credit Facilities. In August 2021, the Company refinanced the existing unsecured revolving credit facility of $1.1 billion set to expire September 2023 and entered into a new $1.5 billion five-year unsecured revolving credit facility and a new $700.0 million delayed draw term loan, collectively known as the “Senior Credit Facilities,” both which mature in August 2026. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions, including the acquisition of Appriss Insights, and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver. As of December 31, 2021, there were $321.9 million of outstanding CP notes, $0.7 million of letters of credit outstanding, no outstanding borrowings under the Revolver and $700.0 million outstanding under the Term Loan. Availability under the Revolver was $1,177.4 million at December 31, 2021.

Under the Senior Credit Facilities, the Company must comply with various financial and non-financial covenants. The Senior Credit Facilities include a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA for the preceding four quarters, of (i) 3.75 to 1.0 initially, (ii) 4.25 to 1.0 for the first fiscal quarter ending after the consummation of the Company’s acquisition of Appriss Insights on October 1, 2021 (the “Appriss Closing Date”), until the fourth fiscal quarter ending after the Appriss Closing Date, (iii) 4.0 to 1.0 for the fifth fiscal quarter ending after the Appriss Closing Date until the sixth fiscal quarter ending after the Appriss Closing Date and (iv) 3.75 to 1.0 for the seventh fiscal quarter ending after the Appriss Closing Date and through the remaining term of the Revolver. We may also elect to increase the maximum leverage ratio by 0.5 to 1.0 (subject to a maximum leverage ratio of 4.75 to 1.0) in connection with certain material acquisitions if we satisfy certain requirements. The Senior Credit Facilities also permit cash in excess of $175 million to be netted against debt in the calculation of the leverage ratio, subject to certain restrictions. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, subsidiary debt, mergers, liquidations, asset dispositions and certain government regulations. As of December 31, 2021, we were in compliance with our covenants under the Revolver and Term Loan. Our borrowings under these facilities, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2021, interest was payable on borrowings under the Revolver and Term Loan at the base rate or London Interbank Offered Rate, or LIBOR, plus a specified margin. The Company is required to pay on a quarterly basis a commitment fee with respect to our Revolver, which is calculated based upon the amount of daily usage of the Revolver over the available aggregate lender commitments thereunder during the applicable quarterly period. Both the applicable interest rate and the commitment fee are subject to adjustment based on the Company’s debt ratings.

Commercial Paper Program.  In the third quarter of 2021, we increased the size of our CP program from $1.1 billion to $1.5 billion, consistent with the increase in our Revolver. The $1.5 billion CP program has been established through the private placement of CP notes from time-to-time, in which borrowings may bear interest at either a variable rate or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At December 31, 2021, there were $321.9 million of outstanding CP notes.

2.3% and 3.25% Senior Notes.  On May 12, 2016, we issued $500.0 million principal amount of 2.3%, five-year senior notes and $275.0 million principal amount of 3.25%, ten-year senior notes in an underwritten public offering. Interest is payable semi-annually in arrears on June 1 and December 1 of each year. The net proceeds of the sale of the notes were used to repay borrowings under our prior revolving credit facility and a portion of the borrowings under our CP incurred to finance the acquisition of Veda. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. In May 2021, we repaid the 2.3% Senior Notes with cash on hand.

7.0% Senior Notes.  On June 28, 2007, we issued $250.0 million principal amount of 7.0%, thirty-year senior notes in underwritten public offerings. Interest is payable semi-annually in arrears on January 1 and July 1 of each year. The net proceeds of the financing were used to repay short-term indebtedness, a substantial portion of which was incurred in connection with an acquisition. We must comply with various non-financial covenants, including certain limitations on liens, additional debt and mortgages, mergers, asset dispositions and sale-leaseback arrangements. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

3.3% Senior Notes.  On December 17, 2012, we issued $500.0 million principal amount of 3.3%, ten-year senior notes in an underwritten public offering. Interest is payable semi-annually in arrears on December 15 and June 15 of each year. The net proceeds of the sale of the notes were used to partially finance an acquisition in December 2012. We must comply with various non-financial covenants, including certain limitations on liens, additional debt and mortgages, mergers, asset dispositions and sale-leaseback arrangements. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

6.9% Debentures.  We have $125.0 million of debentures outstanding with a maturity date of 2028. The debentures are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Cash paid for interest was $139.7 million, $130.9 million and $105.3 million during the twelve months ended December 31, 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. COMMITMENTS AND CONTINGENCIES

2017 Cybersecurity Incident.

Litigation, Claims and Government Investigations. In 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of certain personally identifiable information of U.S., Canadian and U.K. consumers. Following the 2017 cybersecurity incident, hundreds of class actions and other lawsuits were filed against us typically alleging harm from the incident and seeking various remedies, including monetary and injunctive relief. We were also subject to investigations and inquiries by federal, state and foreign governmental agencies and officials regarding the 2017 cybersecurity incident and related matters. Most of these lawsuits and government investigations have concluded or been resolved, including pursuant to the settlement agreements described below, while others remain ongoing. The Company’s participation in these settlements does not constitute an admission by the Company of any fault or liability, and the Company does not admit fault or liability.

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

Consumer Settlement. On July 19, 2019 and July 22, 2019, we entered into multiple agreements that resolve the U.S. consolidated consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (the “U.S. Consumer MDL Litigation”), and the investigations of the FTC, the CFPB, the Attorneys General of 48 states, the District of Columbia and Puerto Rico and the NYDFS (collectively, the “Consumer Settlement”). Under the terms of the Consumer Settlement, the Company agreed to contribute $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident as well as to pay reasonable attorneys’ fees and reasonable costs and expenses for the plaintiffs’ counsel in the U.S. Consumer MDL Litigation (not to exceed $80.5 million), settlement administration costs and notice costs. The Company has agreed to contribute up to an additional $125.0 million to the Consumer Restitution Fund to cover certain unreimbursed costs and expenditures incurred by affected U.S. consumers in the event the $380.5 million in the Consumer Restitution Fund is exhausted. The Company also agreed to various business practice commitments related to consumer assistance and its information security program, including conducting third party assessments of its information security program.

On January 13, 2020, the Northern District of Georgia, the U.S. District Court overseeing centralized pre-trial proceedings for the U.S. Consumer MDL Litigation and numerous other federal court actions relating to the 2017 cybersecurity incident (the “MDL Court”), entered an order granting final approval of the settlement in connection with the U.S. Consumer MDL Litigation. The MDL Court entered an amended order granting final approval of the settlement (the “Final Approval Order”) on March 17, 2020. Several objectors appealed the Final Approval Order to the U.S. Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”). On June 3, 2021, the Eleventh Circuit issued an order reversing the MDL Court’s grant of incentive awards to class representatives, but affirming all other aspects of the Final Approval Order. Several objectors filed petitions with the Eleventh Circuit seeking a rehearing, and on July 29, 2021, the Eleventh Circuit denied those petitions. On August 12, 2021, the MDL Court made the Eleventh Circuit’s mandate the judgment of the MDL Court. Two objectors filed petitions for a writ of certiorari with the U.S. Supreme Court, and on January 10, 2022, the U.S. Supreme Court denied the last remaining petition. On January 11, 2022, the Consumer Settlement became effective.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Georgia State Court Consumer Class Actions. Four putative class actions arising from the 2017 cybersecurity incident were filed against us in Fulton County Superior Court and Fulton County State Court in Georgia based on similar allegations and theories as alleged in the U.S. Consumer MDL Litigation and seek monetary damages, injunctive relief and other related relief on behalf of Georgia citizens. These cases were transferred to a single judge in the Fulton County Business Court and three of the cases were consolidated into a single action. On July 27, 2018, the Fulton County Business Court granted the Company’s motion to stay the remaining single case, and on August 17, 2018, the Fulton County Business Court granted the Company’s motion to stay the consolidated case. Because the plaintiffs in the four putative class actions did not opt out of the Consumer Settlement that became effective on January 11, 2022, these cases have been dismissed and are now closed.

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

On December 13, 2019, the court in Ontario granted certification of a nationwide class that includes all impacted Canadians as well as Canadians who had subscription products with Equifax between March 7, 2017 and July 30, 2017 who were not impacted by the incident. We appealed one of the claims on which a class was certified and on June 9, 2021, our appeal was granted by the Ontario Divisional Court. The plaintiff has since filed a notice of further appeal with the Ontario Court of Appeal, which is scheduled to be heard in June 2022. All remaining purported class actions are at preliminary stages or stayed.

Government Investigations. We have cooperated with federal, state and foreign governmental agencies and officials investigating or otherwise seeking information, testimony and/or documents, regarding the 2017 cybersecurity incident and related matters and these investigations have been resolved as discussed in prior filings.

The U.K.’s Financial Conduct Authority (“FCA”) opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017. The investigation by the FCA has involved a number of information requirements and interviews. We continue to respond to the information requirements and are cooperating with the investigation.

Although we continue to cooperate in the Canadian class action proceedings and the FCA investigation, an adverse outcome to any such proceedings and investigation could subject us to fines or other obligations, which could have a material adverse effect on our financial condition and results of operations.

Data Processing, Outsourcing Services and Other Agreements

We have separate agreements with Google, Amazon Web Services, IBM, Tata Consultancy Services and others to outsource portions of our network and security infrastructure, computer data processing operations, applications development, business continuity and recovery services, help desk service and desktop support functions, operation of our voice and data networks, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2022 and 2027. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $902.4 million as of December 31, 2021, with no future year’s minimum contractual obligation expected to exceed approximately $260.6 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay significant termination fees.

Under our agreement with Google, we have outsourced certain areas of our network and security infrastructure. The estimated future minimum contractual obligation under the agreement is approximately $520 million for the remaining term, with no individual year’s minimum expected to exceed approximately $120 million. We may terminate certain portions of this agreement without penalty in the event that Google is in material breach of the terms of the agreement. During 2021, 2020 and 2019, we paid approximately $62 million, $29 million and $14 million, respectively, for these services.

Under our agreement with IBM (which covers our operations in North America, Europe and Asia Pacific), we have outsourced certain of our mainframe and midrange operations, help desk service and desktop support functions, and the operation of our voice and data networks. The scope of services provided by IBM, and the term of our agreement with respect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to such services, varies by geography and location. The estimated future minimum contractual obligation under the revised North America (US and Canada), Europe (UK and Spain), Australia and Latin America agreements is approximately $42 million for the remaining term, with no individual year’s minimum expected to exceed approximately $32 million. We may terminate certain portions of this agreement without penalty in the event that IBM is in material breach of the terms of the agreement. During 2021, 2020 and 2019, we paid approximately $51 million, $50 million and $52 million, respectively, for these services.

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

Change in control events potentially triggering benefits under the CIC Plan and Mr. Begor’s agreement would occur, subject to certain exceptions, if (1) any person acquires 20% or more of our voting stock; (2) upon a merger or other business combination, our shareholders receive less than two-thirds of the common stock and combined voting power of the new company; (3) members of the current Board of Directors ceasing to constitute a majority of the Board of Directors, except for new directors that are regularly elected; (4) we sell or otherwise dispose of all or substantially all of our assets; or (5) we liquidate or dissolve. If these change in control benefits had been triggered as of December 31, 2021, payments of approximately $30.5 million would have been made.

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

Guarantees

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds, surety bonds and standby letters of credit is not material at December 31, 2021 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2021. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements. We cannot reasonably estimate our potential future payments under the guarantees and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees on our Consolidated Balance Sheets at December 31, 2021.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2021 and 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INCOME TAXES

The provision from (benefit for) income taxes consisted of the following:

	Twelve Months Ended December 31,
	2021	2020	2019
	(In millions)
Current:
Federal	$108.1	$34.8	$(5.2)
State	39.3	24.0	8.5
Foreign	44.0	33.7	43.7
	191.4	92.5	47.0
Deferred:
Federal	43.3	40.6	(48.2)
State	4.7	(0.1)	(11.3)
Foreign	(38.7)	26.0	(23.2)
	9.3	66.5	(82.7)
Provision from (benefit for) income taxes	$200.7	$159.0	$(35.7)

Domestic and foreign income (loss) before income taxes was as follows:

	Twelve Months Ended December 31,
	2021	2020	2019
	(In millions)
U.S.	$885.6	$470.3	$(522.7)
Foreign	63.6	214.9	108.9
	$949.2	$685.2	$(413.8)

The provision from (benefit for) income taxes reconciles with the U.S. federal statutory rate, as follows:

	Twelve Months Ended December 31,
	2021	2020	2019
	(In millions)
Federal statutory rate	21.0%	21.0%	21.0%

Provision computed at federal statutory rate	$199.3	$143.9	$(86.9)
State and local taxes, net of federal tax benefit	34.9	17.8	(6.3)
Foreign	(10.4)	5.5	(2.7)
Federal research & development credit	(16.6)	(15.9)	(14.9)
Equity compensation	(14.0)	(6.0)	(3.0)
Tax reserves	(0.8)	1.4	1.2
Legal settlement	—	0.1	69.1
Excess officer’s compensation	5.8	5.8	5.1
Valuation Allowance	0.5	7.8	—
Other	2.0	(1.4)	2.7
Provision from (benefit for) income taxes	$200.7	$159.0	$(35.7)

Effective income tax rate	21.2%	23.2%	8.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Components of the deferred income tax assets and liabilities at December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020
	(In millions)
Deferred income tax assets:
Net operating and capital loss carryforwards	$124.9	$286.1
Goodwill and intangible assets	123.4	128.0
Employee compensation programs	61.0	62.7
Foreign tax credits	17.2	17.4
Employee pension benefits	34.7	34.6
Reserves and accrued expenses	19.6	17.6
Accrued legal expense	94.9	94.9
Research and development costs	34.1	33.0
Operating lease asset	26.0	23.1
Other	14.8	11.8
Gross deferred income tax assets	550.6	709.2
Valuation allowance	(192.0)	(382.7)
Total deferred income tax assets, net	358.6	326.5

Deferred income tax liabilities:
Goodwill and intangible assets	(620.6)	(540.7)
Undistributed earnings of foreign subsidiaries	(5.7)	(11.3)
Depreciation	(23.4)	(19.1)
Operating lease liability	(26.0)	(23.1)
Prepaid expenses	(10.7)	(11.6)
Investment basis difference	(17.4)	(41.5)
Other	(4.0)	(2.3)
Total deferred income tax liability	(707.8)	(649.6)
Net deferred income tax liability	$(349.2)	$(323.1)

Our deferred income tax assets and deferred income tax liabilities at December 31, 2021 and 2020, are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2021	2020
	(In millions)
Long-term deferred income tax assets, included in other assets	$9.0	$9.2
Long-term deferred income tax liabilities	(358.2)	(332.3)
Net deferred income tax liability	$(349.2)	$(323.1)

We record deferred income taxes on the temporary differences of our foreign subsidiaries except for the temporary differences related to undistributed earnings of subsidiaries which we consider indefinitely invested. As of December 31, 2021, we have indefinitely invested $278.0 million attributable to undistributed earnings of our Canadian and Chilean subsidiaries. If these earnings were not considered indefinitely invested, we estimate that $26.8 million of deferred withholding tax liability would have been provided. Further, we are permanently invested with respect to the original investment in foreign subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Therefore, we have not provided the deferred tax assets on the outside basis of these subsidiaries as we have no intent to sell or divest of these subsidiaries. However, the Company has provided for local country withholding taxes related to these earnings.

At December 31, 2021, we had U.S. federal and state net operating loss carryforwards of $73.6 million and $493.9 million, respectively, which will expire at various times between 2022 and 2040. We also had foreign net operating loss carryforwards totaling $274.9 million of which $24.2 million will expire between 2022 and 2041 and the remaining $250.7 million will carryforward indefinitely. Foreign capital loss carryforwards of $18.0 million may be carried forward indefinitely. We had foreign tax credit carryforwards of $17.2 million which will expire in the years 2025 through 2028. Additionally, we had state and foreign research and development credit carryforwards of $34.1 million. The state credits expire between 2022 through 2029 and the foreign credits have an indefinite expiration period. We have state §163(j) interest limitation carryovers of $498.5 million which have an indefinite expiration period. The tax effected amount of the state §163(j) interest limitation carryovers is $4.4 million. The deferred tax asset related to the net operating loss, capital loss carryforwards, foreign tax credit carryforwards, §163(j) carryforwards and research and development credit is $180.7 million of which $64.4 million has been fully reserved in the deferred tax valuation allowance.

Cash paid for income taxes, net of amounts refunded, was $192.3 million, $75.6 million and $12.0 million during the twelve months ended December 31, 2021, 2020 and 2019, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income (Loss).

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020
	(In millions)
Beginning balance (January 1)	$41.5	$27.5
Increases related to prior year tax positions	8.7	12.7
Decreases related to prior year tax positions	(0.1)	(0.1)
Increases related to current year tax positions	8.7	9.1
Decreases related to settlements	(0.5)	(0.2)
Expiration of the statute of limitations for the assessment of taxes	(9.6)	(7.2)
Currency translation adjustment	(0.2)	(0.3)
Ending balance (December 31)	$48.5	$41.5

We recorded liabilities of $34.5 million and $27.1 million for unrecognized tax benefits as of December 31, 2021 and 2020, respectively, which included interest and penalties of $5.2 million and $3.1 million, respectively. As of December 31, 2021 and 2020, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $33.0 million and $26.2 million, respectively, which included interest and penalties of $4.7 million and $2.8 million, respectively. During 2021 and 2020, interest and penalties of $1.0 million were accrued in each period.

As of December 31, 2021 and 2020, the gross amount of unrecognized tax benefits was $48.5 million and $41.5 million, respectively. Of the total, $19.2 million in 2021 and $17.5 million in 2020 relate to unrecognized tax benefits for which no liability has been recorded associated with the carryforward of certain state attributes. If we were to prevail on all uncertain tax positions, the net effect would be a benefit of $29.3 million and $24.0 million in 2021 and 2020, respectively, exclusive of any benefits related to interest and penalties.

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state or international income tax examinations by tax authorities for years before 2017. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax’s gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $7.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“The CARES Act”), also known as the Third COVID-19 Supplemental Relief bill and the President of the United States signed the legislation into law. The provisions of the legislation have not had a significant impact on the effective tax rate or the income tax payable and deferred income tax positions of the Company.

8. STOCK-BASED COMPENSATION

We have one active share-based award plan, the amended and restated 2008 Omnibus Incentive Plan. This plan was originally approved by our shareholders in 2008 and was amended and restated with shareholder approval in May 2013 to, among other things, increase the reserve for awards under the plan by 11 million shares. The plan provides our directors, officers and certain key employees with stock options, restricted stock units and performance share awards. The plan is described below. We expect to issue common shares held as either treasury stock or new issue shares upon the exercise of stock options or once shares vest pursuant to restricted stock units or performance share awards. Total stock-based compensation expense in our Consolidated Statements of Income (Loss) during the twelve months ended December 31, 2021, 2020 and 2019, was as follows:

	Twelve Months Ended December 31,
	2021	2020	2019
	(In millions)
Cost of services	$12.0	$11.2	$10.7
Selling, general and administrative expenses	42.9	43.5	39.0
Stock-based compensation expense, before income taxes	$54.9	$54.7	$49.7

The total income tax benefit recognized for stock-based compensation expense was $13.0 million, $13.0 million and $12.2 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively.

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

The fair value for stock options granted during the twelve months ended December 31, 2021, 2020 and 2019, was estimated at the date of grant, using the binomial model with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2021	2020	2019
Dividend yield	1.0%	1.3%	1.3%
Expected volatility	28.5%	23.5%	23.0%
Risk-free interest rate	0.5%	1.3%	2.4%
Expected term (in years)	4.8	4.4	4.7
Weighted-average fair value of stock options granted	$39.63	$24.29	$14.97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2021, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2021:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 31, 2020	1,831	$137.01
Granted (all at market price)	314	$184.03
Exercised	(341)	$114.35
Forfeited and canceled	(94)	$145.92
Outstanding at December 31, 2021	1,710	$149.67	5.3	$240.9
Vested and expected to vest at December 31, 2021	1,690	$149.36	5.3	$238.6
Exercisable at December 31, 2021	522	$129.57	5.7	$84.1

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on December 31, 2021 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the value that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2021. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2021, 2020 and 2019, was $41.9 million, $20.3 million and $18.6 million, respectively. At December 31, 2021, our total unrecognized compensation cost related to stock options was $5.8 million with a weighted-average recognition period of 1.3 years.

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2020 and 2019:

	December 31,
	2020		2019
	Shares	Weighted- Average Price	Shares	Weighted- Average Price
	(In thousands)		(In thousands)
Outstanding at the beginning of the year	1,825	$122.46	1,462	$103.50
Granted (all at market price)	433	$158.62	740	$112.48
Exercised	(365)	$106.04	(307)	$72.45
Forfeited and canceled	(62)	$147.83	(70)	$123.62
Outstanding at the end of the year	1,831	$137.01	1,825	$122.46
Exercisable at end of year	563	$112.11	643	$104.95

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

Pursuant to our 2008 Omnibus Incentive Plan, certain executive officers have been granted performance shares in which the number of shares earned is dependent upon the Company’s three-year total shareholder return relative to the three-year total shareholder return of the companies in the S&P 500 stock index, as comprised on the grant date, subject to adjustment, and, in 2017, have also been granted performance shares in which the number of shares earned is dependent upon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Company’s three-year cumulative adjusted earnings per share. The number of shares which could potentially be issued under these performance share awards ranges from zero to 200% of the target award. The grants outstanding subject to market performance as of December 31, 2021 would result in 276,752 shares outstanding at 100% of target and 553,504 at 200% of target at the end of the vesting period. Compensation expense for shares earned based on the Company’s three-year total shareholder return is recognized on a straight-line basis over the measurement period and is based upon the fair market value of the shares estimated to be earned at the date of grant using a Monte-Carlo simulation. Compensation expense for shares earned based on the Company’s three-year cumulative adjusted earnings per share is recognized on a straight-line basis over the measurement period based on the grant date fair value of our common stock and the number of awards expected to vest at each reporting date.

The following table summarizes changes in these other stock awards during the twelve months ended December 31, 2021, 2020 and 2019 and the related weighted-average grant date fair value:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2018	1,075	$120.11
Granted	386	$115.68
Vested	(256)	$127.17
Forfeited	(164)	$119.36
Nonvested at December 31, 2019	1,041	$118.25
Granted	257	$155.84
Vested	(279)	$157.73
Forfeited	(92)	$153.43
Nonvested at December 31, 2020	927	$128.04
Granted	396	$175.51
Vested	(465)	$130.96
Forfeited	(79)	$141.73
Nonvested at December 31, 2021	779	$159.73

The total fair value of stock awards that vested during the twelve months ended December 31, 2021, 2020 and 2019, was $106.7 million, $44.0 million and $32.6 million, respectively, based on the weighted-average fair value on the vesting date, and $61.0 million, $32.5 million and $30.5 million, respectively, based on the weighted-average fair value on the date of grant. At December 31, 2021, our total unrecognized compensation cost related to these nonvested stock awards was $43.2 million with a weighted-average recognition period of 1.8 years.

Employee Stock Purchase Plan.  Effective July 1, 2020, the Equifax board approved the 2020 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participating employees will have the option to withhold 1% - 10% of their annual salary, up to $25,000 annually, to purchase Equifax stock at a 5% discount based on the closing stock price of the final day of the offering period. The ESPP is noncompensatory in nature and is treated as any other sale of the Company's equity instruments.

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

U.S. and Canadian Retirement Plans.  We sponsor a qualified defined benefit retirement plan, the U.S. Retirement Income Plan (“USRIP”), that covers approximately 8% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was closed to new participation at December 31, 2008. This plan also covers retirees as well as certain terminated but vested individuals not yet in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
retirement status. We also sponsor a retirement plan with both defined benefit and defined contribution components that cover most salaried and hourly employees in Canada, the Canadian Retirement Income Plan (“CRIP”); the defined benefit component was also closed to new hires on October 1, 2011.

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

During the twelve months ended December 31, 2021, we made no voluntary contributions to the USRIP and made contributions of $2.8 million to the CRIP. During the twelve months ended December 31, 2020, we made no voluntary contributions to the USRIP or the CRIP. At December 31, 2021, the USRIP met or exceeded ERISA’s minimum funding requirements.

The annual report produced by our consulting actuaries specifies the funding requirements for our plans based on projected benefits for plan participants, historical investment results on plan assets, current discount rates for liabilities, assumptions for future demographic developments and recent changes in statutory requirements. We may elect to make additional discretionary contributions to our plans in excess of minimum funding requirements, subject to statutory limitations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Obligations and Funded Status.  A reconciliation of the projected benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(In millions)
Change in projected benefit obligation
Benefit obligation at January 1,	$766.5	$720.0	$20.7	$18.7
Service cost	1.4	1.7	0.2	0.2
Interest cost	19.0	23.5	0.5	0.6
Plan participants’ contributions	—	—	1.3	1.2
Amendments	—	—	(2.2)	—
Actuarial loss (gain)	(12.5)	63.2	(1.5)	2.7
Foreign currency exchange rate changes	0.1	1.3	—	—
Benefits paid	(42.6)	(43.2)	(1.9)	(2.7)
Projected benefit obligation at December 31,	731.9	766.5	17.1	20.7
Change in plan assets
Fair value of plan assets at January 1,	638.4	603.2	15.8	15.4
Actual return on plan assets	(5.2)	70.5	—	1.8
Employer contributions	9.7	6.7	1.5	1.5
Plan participants’ contributions	—	—	1.3	1.2
Foreign currency exchange rate changes	0.2	1.2	—	—
Other disbursements	—	—	(0.8)	(1.4)
Benefits paid	(42.6)	(43.2)	(2.8)	(2.7)
Fair value of plan assets at December 31,	600.5	638.4	15.0	15.8
Funded status of plan	$(131.4)	$(128.1)	$(2.1)	$(4.9)

The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $730.8 million at December 31, 2021. The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $765.9 million at December 31, 2020.

At December 31, 2021, the USRIP had projected benefit obligations and accumulated benefit obligations in excess of the plan's respective assets. The fair value of plan assets for this plan were $551.4 million and the projected benefit obligation and accumulated benefit obligation were $552.6 million at December 31, 2021.

 At December 31, 2021, the Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation and accumulated benefit obligation for these plans in the aggregate were $113.1 million and $112.1 million, respectively, and these plans did not have any plan assets at December 31, 2021. The fair value of plan assets for the CRIP was $49.1 million and the projected benefit obligation and accumulated benefit obligation for the CRIP was $66.1 million at December 31, 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheets at December 31, 2021 and 2020:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(In millions)
Amounts recognized in the statements of financial position consist of:
Current liabilities	(6.8)	(6.8)	(0.1)	(0.1)
Long-term liabilities	(124.6)	(121.3)	(2.0)	(4.8)
Net amount recognized	$(131.4)	$(128.1)	$(2.1)	$(4.9)

At December 31, 2021 and 2020 amounts included in accumulated other comprehensive loss related to pension benefit plans consisted of prior service cost of $1.9 million and $2.0 million, net of accumulated taxes of $0.4 million and $0.5 million, respectively. For the twelve months ended December 31, 2021 and 2020, we recognized a $20.2 million loss and $32.2 million loss, respectively, through net periodic benefit cost related to the annual mark-to-market remeasurement of our pension and postretirement plans. For the twelve months ended December 31, 2021 and 2020, amounts recognized through net periodic benefit cost related to prior service cost, curtailments and settlements were not material.

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
	(In millions)
Service cost	$1.4	$1.7	$2.8	$0.2	$0.2	$0.3
Interest cost	19.0	23.5	28.3	0.5	0.6	0.9
Expected return on plan assets	(28.7)	(37.7)	(34.3)	(0.7)	(1.0)	(0.9)
Amortization of prior service cost	(1.8)	(1.7)	0.5	(0.1)	(0.2)	(1.0)
Recognized actuarial loss (gain) - mark to market	21.0	30.4	0.2	(0.8)	1.8	(5.0)
Total net periodic benefit cost (income)	$10.9	$16.2	$(2.5)	$(0.9)	$1.4	$(5.7)

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31,	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Discount rate	2.85%	2.56%	2.86%	2.47%
Rate of compensation increase	6.00%	5.97%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost at December 31,	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
Discount rate	2.56%	3.38%	4.39%	2.47%	3.26%	4.30%
Expected return on plan assets	4.65%	6.46%	6.46%	4.80%	6.50%	6.70%
Rate of compensation increase	6.00%	4.37%	4.93%	N/A	N/A	N/A

During 2021, we adopted the MP-2021 mortality improvement projections in determining the liability for the U.S. plans. The updated mortality tables and projection scale contributed to a slight increase in the projected benefit obligation, partially offsetting the increase in the discount rates in 2021, the net of which resulted in the decrease of the projected benefit obligation as of December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2020, we adopted the MP-2020 mortality improvement scale in determining liability for the U.S. plans. The updated projection scale contributed to a slight decrease in the projected benefit obligation, partially offsetting the decrease in the discount rates in 2020, the net of which resulted in the increase of the projected benefit obligation as of December 31, 2020.

During 2019, we adopted the Pri-2012 mortality tables and MP-2019 mortality improvement projection scale in determining the liability for the U.S. plans. The updated mortality tables and projection scale, partially offset the decrease in the discount rates in 2019, the net of which resulted in the increase in the projected benefit obligation as of December 31, 2019.

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

Expected and Actual Return on Plan Assets.  We use a mark-to-market approach to recognize actuarial gains and losses and expected return on plan assets for our defined benefit pension and other postretirement benefit plans. Under this accounting principle the expected returns on plan assets are used to estimate pension expense throughout the year and remeasurement of the projected benefit obligation and plan assets are immediately recognized in earnings through net periodic benefit cost within Other Income (Expense) on the Consolidated Statements of Income (Loss) with pension and postretirement plans to be remeasured annually in the fourth quarter.

Healthcare Costs.  For the Canadian plan, a flat 5.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2022 and thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan.

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2021:

Years ending December 31,	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Other Benefit Plans
	(In millions)
2022	$42.2	$66.6	$1.7
2023	$42.3	$—	$1.7
2024	$42.4	$—	$1.5
2025	$41.8	$—	$1.4
2026	$41.2	$—	$1.4
Next five fiscal years to December 31, 2031	$194.2	$—	$6.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Plan Assets.  The fair value of the pension assets at December 31, 2021 and 2020, are as follows:

			Fair Value Measurements at Reporting Date Using:
		Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(1)	$44.8	$44.8	$—	$—
International Equity	(2)	36.5	—	36.5	—
Fixed Income	(2)	475.8	—	475.8	—
Private Equity	(3)	16.1	—	—	16.1
Hedge Funds	(4)	0.1	—	—	0.1
Real Assets	(5)	4.4	—	—	4.4
Cash	(1)	22.8	22.8	—	—
Total		$600.5	$67.6	$512.3	$20.6

			Fair Value Measurements at Reporting Date Using:
		Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(1)	$38.5	$38.5	$—	$—
International Equity	(2)	42.4	—	42.4	—
Fixed Income	(2)	489.8	—	489.8	—
Private Equity	(3)	9.8	—	—	9.8
Hedge Funds	(4)	15.3	—	—	15.3
Real Assets	(5)	16.3	—	—	16.3
Cash	(1)	26.3	26.3	—	—
Total		$638.4	$64.8	$532.2	$41.4

(1)Fair value is based on observable market prices for the assets.

(2)For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company-specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period. As of December 31, 2021 and 2020, we had $17.5 million and $21.9 million, respectively, of remaining commitments related to these private equity investments.

(4)Fair value is reported by the fund manager based on observable market prices for actively traded assets within the funds, as well as financial models, comparable financial transactions or other factors relevant to the specific asset for assets with no observable market. These investments are redeemable quarterly with a range of 30 – 90 days notice.

(5)The fair value of Real Assets are reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams and comparable market sales. As of December 31, 2021 and 2020, we had $0.3 million and $0.1 million, respectively, of remaining commitments related to the real asset investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs for the years ended December 31, 2021 and 2020:

	Private Equity	Hedge Funds	Real Assets
	(In millions)
Balance at December 31, 2019	$12.9	$36.3	$18.9
Return on plan assets:
Unrealized	(0.1)	—	(0.1)
Realized	(1.0)	(1.3)	0.1
Purchases	0.1	—	0.1
Sales	(2.1)	(19.7)	(2.7)
Balance at December 31, 2020	$9.8	$15.3	$16.3
Return on plan assets:
Unrealized	$3.4	$(2.1)	$(0.6)
Realized	2.2	2.1	0.2
Purchases	4.8	—	0.1
Sales	(4.1)	(15.2)	(11.6)
Balance at December 31, 2021	$16.1	$0.1	$4.4

The fair value of the postretirement assets at December 31, 2021 and 2020, are as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(1)	1.2	1.2	—	—
International Equity	(2)	1.0	—	1.0	—
Fixed Income	(2)	12.1	—	12.1	—
Private Equity	(3)	0.5	—	—	0.5
Hedge Funds	(4)	—	—	—	—
Real Assets	(5)	0.1	—	—	0.1
Cash	(1)	0.1	0.1	—	—
Total		$15.0	$1.3	$13.1	$0.6

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(1)	$1.0	$1.0	$—	$—
International Equity	(2)	0.9	—	0.9	—
Fixed Income	(2)	12.2	—	12.2	—
Private Equity	(3)	0.3	—	—	0.3
Hedge Funds	(4)	0.4	—	—	0.4
Real Assets	(5)	0.4	—	—	0.4
Cash	(1)	0.6	0.6	—	—
Total		$15.8	$1.6	$13.1	$1.1

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

Gross realized and unrealized gains and losses, purchases and sales for Level 3 postretirement assets were not material for the twelve months ended December 31, 2021.

USRIP, or the Plan, Investment and Asset Allocation Strategies.  The primary goal of the asset allocation strategy of the Plan is to produce a total investment return which will satisfy future annual cash benefit payments to participants and minimize future contributions from the Company. Additionally, this strategy will diversify the plan assets to minimize nonsystemic risk and provide reasonable assurance that no single security or class of security will have a disproportionate negative impact on the Plan. Investment managers are required to abide by the provisions of ERISA. Standards of performance for each manager include an expected return versus an assigned benchmark, a measure of volatility and a time period of evaluation.

The asset allocation strategy and investment manager recommendations are determined by the Investment Committee, with the advice of our external advisor. The asset allocation and ranges are approved by our in-house Investment Committee and Plan Administrators, who are Named Fiduciaries under ERISA.

In an effort to meet asset allocation and funded status objectives of the Plan, assets are categorized as Liability-Hedging Assets and Return-Seeking Assets. During 2020, the Investment Committee made the decision to reduce exposure to Return-Seeking Assets due to the plan's high funded status. As of December 31, 2021, the approved allocation ranges are set forth in the table below, with an 80% targeted allocation to Liability-Hedging Assets and a 20% targeted allocation to Return-Seeking Assets. Liability-Hedging Assets represent investments which are meant to provide a hedge relative to the Plan’s liabilities and consist primarily of fixed income securities. Return-Seeking Assets include any asset class not intended to hedge the Plan’s liabilities. At December 31, 2021, these assets included domestic and international equities, private equity (including secondary private equity), real assets and hedge funds. Additionally, the Plan allows certain of their managers, subject to specific risk constraints, to utilize derivative instruments in order to enhance asset return, reduce volatility or both. Derivatives are primarily employed by the Plans in their fixed income portfolios and in the hedge fund-of-funds area. Derivatives can be used for hedging purposes to reduce risk.

No shares of Equifax common stock were directly owned by the Plan at December 31, 2021 or 2020. Not more than 5% of the portfolio (at cost), and 10% of the equity portfolio’s market value, shall be invested in the securities of any one issuer, except the U.S. Government and U.S. Government Agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following asset allocation ranges and actual allocations were in effect as of December 31, 2021 and 2020:

	Range		Actual
USRIP	2021	2020	2021	2020
U.S. Equity	0% - 20%	0% - 20%	8.1%	6.6%
International Equity	0% - 10%	0% - 10%	6.6%	5.8%
Private Equity	0% - 10%	0% - 10%	2.9%	1.7%
Hedge Funds	0% - 10%	0% - 10%	0.1%	2.6%
Real Assets	0% - 10%	0% - 10%	0.8%	2.8%
Fixed Income	65% - 100%	65% - 100%	80.6%	76.7%
Cash	0% - 15%	0% - 15%	0.9%	3.8%

CRIP Investment and Asset Allocation Strategies.  The primary goal of the asset allocation strategy of the Plan is to produce a total investment return which will satisfy future annual cash benefit payments to participants and minimize future contributions from the Company. Additionally, this strategy will diversify the plan assets to minimize nonsystemic risk and provide reasonable assurance that no single security or class of security will have a disproportionate impact on the Plan. Due to our decision to windup the Plan, and our anticipation of the settlement of the liabilities in 2022, the Investment Committee of the CRIP adopted a more conservative asset allocation and in 2021 to further de-risk the Plan by reducing equity exposure and increasing cash. The Investment Committee maintains an investment policy for the CRIP, which imposes certain limitations and restrictions regarding allowable types of investments. The current investment policy imposes those restrictions on investments or transactions such as (1) Equifax common stock or securities, except as might be incidental to any pooled funds which the plan may have, (2) commodities or loans, (3) short sales and the use of margin accounts, (4) put and call options, (5) private placements and (6) transactions which are “related-party” in nature as specified by the Canadian Pension Benefits Standards Act and its regulations.

The following specifies the asset allocation ranges and actual allocation as of December 31, 2021 and 2020:

	Range		Actual
CRIP	2021	2020	2021	2020
Public Equities	0% - 10%	0% - 40%	—%	16.3%
Fixed Income	0% - 100%	60% - 100%	63.6%	75.8%
Cash	0% - 100%	0% - 10%	36.4%	7.9%

Equifax Retirement Savings Plans.  Equifax sponsors a U.S. tax qualified defined contribution plan, the Equifax Inc. 401(k) Plan, or the Plan. Beginning with the 2019 plan year, we provide a discretionary match of participants’ contributions, up to five or six percent of employees eligible pay depending on certain eligibility rules under the Plan. Prior to the 2019 plan year, we also provided a discretionary direct contribution to certain eligible employees, the percentage of which was based upon an employee’s credited years of service. Company contributions for the Plan during the twelve months ended December 31, 2021, 2020 and 2019 were $34.5 million, $31.8 million and $26.9 million, respectively.

Foreign Retirement Plans.  We also maintain defined contribution plans for certain employees in Canada and Spain and meet certain compulsory contribution requirements to retirement funds for employees in Australia, the U.K. and Ireland. For the years ended December 31, 2021, 2020 and 2019, our contributions related to these plans were $15.7 million, $13.4 million, and $13.9 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Annual Incentive Plan.  We have a shareholder-approved Annual Incentive Plan, which is a component of our amended and restated 2008 Omnibus Incentive Plan, for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share, revenue and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $147.3 million and $149.0 million at December 31, 2021 and 2020, respectively.

Employee Benefit Trusts.  We maintain two employee benefit trusts for the purpose of satisfying obligations under the two Supplemental Retirement Plans. One of these trusts held 0.6 million shares of Equifax stock with a value, at cost, of $5.9 million at December 31, 2021 and 2020, as well as cash, which was not material for both periods presented. These employee benefits trust assets are dedicated to ensure the payment of benefits accrued under our Supplemental Retirement Plans, and to ensure full funding of the accrued benefits in case of a change in control, as defined in the trust agreements. The assets in these plan trusts which are recorded on our Consolidated Balance Sheets are subject to creditor’s claims in case of insolvency of Equifax Inc.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the twelve months ended December 31, 2021, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2020	$(168.4)	$(2.0)	$(1.0)	$(171.4)
Other comprehensive income before reclassifications	(124.1)	—	—	(124.1)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	—	0.1
Balance, December 31, 2021	$(292.5)	$(1.9)	$(1.0)	$(295.4)

 Changes in accumulated other comprehensive loss related to noncontrolling interests were not material as of December 31, 2021.

11. RESTRUCTURING CHARGES

In the fourth quarter of 2021, fourth quarter of 2020 and first quarter of 2019, we recorded $8.6 million ($6.5 million, net of tax), $31.9 million ($24.3 million, net of tax) and $11.5 million ($8.8 million, net of tax) of restructuring charges, respectively, all of which were recorded in selling, general and administrative expenses on our Consolidated Statements of Income (Loss). These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives. The 2021, 2020 and 2019 restructuring charges primarily relate to a reduction in headcount. As of December 31, 2021, no payments have been made related to the 2021 restructuring charge. As of December 31, 2021, payments for the 2020 and 2019 restructuring charges were substantially completed.

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

Our operating leases principally involve office space. These operating leases may contain variable non-lease components consisting of common area maintenance, operating expenses, insurance and similar costs of the office space that we occupy. We have adopted the practical expedient to not separate these non-lease components from the lease components and instead account for them as a single lease component for all of our leases. The operating lease ROU assets include future fixed lease payments made as well as any initial direct costs incurred and exclude lease incentives. Variable lease payments are not included within the operating lease ROU assets or lease liabilities and are expensed in the period in which they are incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Lease expense for operating leases was $37.8 million, $39.3 million and $40.8 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively. Our leases have remaining lease terms of one year to twelve years, some of which may include options to extend the lease term up to five years and some of which may include options to terminate leases within one year. We have elected to not record operating lease ROU assets and liabilities for short-term leases that have a term of twelve months or less. Our lease expense includes our short-term lease cost which is not material to our Consolidated Financial Statements.

Other information related to our operating leases was as follows:

Twelve Months Ended December 31, 2021	Amount
(in millions, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$27.8
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$42.1

Weighted Average Remaining Lease Term	5.1 years
Weighted Average Discount Rate	3.1%

Estimated future minimum payment obligations for non-cancelable operating leases are as follows as of December 31, 2021:

Years ending December 31,	Amount
(In millions)
2022	$29.5
2023	27.8
2024	18.7
2025	15.8
2026	10.9
Thereafter	16.4
$119.1

We do not have any significant sublease agreements and, as a result, expected sublease income is not reflected as a reduction in the total minimum rental obligations under operating leases in the table above.

13. SEGMENT INFORMATION

In the fourth quarter of 2021, we integrated our Global Consumer Solutions business into our USIS, Workforce Solutions and International operating segments. U.S. consumer credit monitoring solutions businesses have been moved into the Online Information Solutions business of USIS with the U.S. consumer identity theft protection business moved to the Employer Services business of Workforce Solutions. All international consumer credit monitoring solutions businesses in Canada and Europe have been moved into the respective country operations within the International operating segment. These changes in operating segments align with how we manage our business as of the fourth quarter of 2021. Footnote disclosures below have been retrospectively restated to reflect these changes.

Reportable Segments.  We manage our business and report our financial results through the following three reportable segments, which are the same as our operating segments:

•Workforce Solutions
•U.S. Information Solutions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•International

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

A summary of segment products and services is as follows:

Workforce Solutions.  This segment includes employment, income, criminal history and social security number verification services as well as complementary payroll-based transaction services, employment tax management services and identity theft protection products.

U.S. Information Solutions.  This segment includes consumer and commercial information services (such as credit information and credit scoring, credit modeling services and portfolio analytics, locate services, fraud detection and prevention services, identity verification services and other consulting services); mortgage services; financial marketing services; identity management; and credit monitoring products sold to resellers or directly to consumers.

International.  This segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit and other marketing products and services. In Asia Pacific, Europe, Latin America and Canada, we also provide information, technology and services to support debt collections and recovery management. In Europe and Canada we also provide credit monitoring products to resellers or directly to consumers.

Segment information for the twelve months ended December 31, 2021, 2020 and 2019 and as of December 31, 2021 and 2020 is as follows:

	Twelve Months Ended December 31,
Operating revenue:	2021	2020	2019
	(In millions)
Workforce Solutions	$2,035.4	$1,461.7	$971.1
U.S. Information Solutions	1,786.7	1,711.2	1,531.2
International	1,101.8	954.6	1,005.3
Total operating revenue	$4,923.9	$4,127.5	$3,507.6

	Twelve Months Ended December 31,
Operating income (loss):	2021	2020	2019
	(In millions)
Workforce Solutions	$1,000.7	$703.9	$391.3
U.S. Information Solutions	551.8	515.3	493.9
International	141.9	75.7	109.6
General Corporate Expense	(556.4)	(618.3)	(1,330.2)
Total operating income (loss)	$1,138.0	$676.6	$(335.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
Total assets:	2021	2020
	(In millions)
Workforce Solutions	$3,888.3	$1,632.5
U.S. Information Solutions	3,091.4	2,330.5
International	3,271.5	3,436.2
General Corporate	789.7	2,212.6
Total assets	$11,040.9	$9,611.8

	Twelve Months Ended December 31,
Depreciation and amortization expense:	2021	2020	2019
	(In millions)
Workforce Solutions	$106.5	$71.9	$55.8
U.S. Information Solutions	158.5	120.2	85.8
International	141.1	133.4	118.6
General Corporate	74.3	65.5	70.9
Total depreciation and amortization expense	$480.4	$391.0	$331.1

	Twelve Months Ended December 31,
Capital expenditures:	2021	2020	2019
	(In millions)
Workforce Solutions	$73.5	$74.6	$50.5
U.S. Information Solutions	92.9	126.0	93.6
International	123.8	68.3	76.8
General Corporate	200.3	161.8	155.0
Total capital expenditures*	$490.5	$430.7	$375.9
*Amounts above include accruals for capital expenditures.

Financial information by geographic area is as follows:

	Twelve Months Ended December 31,
	2021		2020		2019
			(In millions)
Operating revenue (based on location of customer):	Amount	%	Amount	%	Amount	%
U.S.	$3,822.2	78%	$3,172.9	77%	$2,502.3	71%
Australia	336.9	7%	282.6	7%	289.9	8%
U.K.	252.0	5%	222.9	5%	239.6	7%
Canada	250.0	5%	212.6	5%	210.9	6%
Other	262.8	5%	236.5	6%	264.9	8%
Total operating revenue	$4,923.9	100%	$4,127.5	100%	$3,507.6	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2021		2020
		(In millions)
Long-lived assets:	Amount	%	Amount	%
U.S.	$7,035.9	71%	$4,097.6	57%
Australia	1,901.9	19%	2,021.2	28%
U.K.	280.5	3%	255.7	4%
Canada	193.3	2%	177.1	3%
Other	508.4	5%	581.9	8%
Total long-lived assets	$9,920.0	100%	$7,133.5	100%

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

Our management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment using those criteria, our management concluded that, as of December 31, 2021, Equifax’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors. The effectiveness of Equifax’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, Equifax’s independent registered public accounting firm, as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on page 55.

On February 10, 2021, the Company acquired Kount, a provider of fraud prevention and digital identity solutions in the U.S. Additionally, the Company acquired Appriss Insights, a source of risk and criminal justice intelligence information in the U.S., on October 1, 2021. As permitted by Securities and Exchange Commission guidance, we elected to exclude Kount and Appriss Insights, representing total assets (excluding goodwill and identified intangible assets) of approximately 0.6% of our consolidated total assets as of December 31, 2021 and operating revenues of 1.7% of our consolidated operating revenues for the year ended December 31, 2021, from our assessment of internal control over financial reporting as of December 31, 2021. There were no other acquisitions completed during 2021 that were material to the 2021 consolidated financial statements.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information about our executive officers shown below, the information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) under the sections entitled “Proposal 1 Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Leadership and Corporate Governance—Committees of the Board of Directors.”

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

Mark W. Begor (63) has been our Chief Executive Officer and a member of the Board of Directors since April 2018. Prior thereto, he was a Managing Director in the Industrial and Business Services group at Warburg Pincus, a global private equity investment firm, since June 2016. Prior to Warburg Pincus, Mr. Begor spent 35 years at General Electric Company (“GE”), a global industrial and financial services company, in a variety of operating and financial roles. During his career at GE, Mr. Begor served in a variety of roles leading multibillion dollar units of the company, including President and CEO of GE Energy Management from 2014 to 2016, President and CEO of GE Capital Real Estate from 2011 to 2014, and President and CEO of GE Capital Retail Finance (Synchrony Financial) from 2002 to 2011. Mr. Begor served on the Fair Isaac Corporation (FICO) board of directors from 2016 to 2018. He currently serves on the board of directors of NCR Corporation.

Sunil Bindal (47) has been our Executive Vice President, Chief Corporate Development Officer since October 2020. Prior to joining Equifax, Mr. Bindal served as Senior Vice President, Global Head of Mergers and Acquisitions and Corporate Development, at Total System Services since July 2018. Prior thereto, he served as Vice President of Corporate Development at Broadridge Financial Solutions since August 2015. Prior thereto, he served as Director, Technology Mergers and Acquisitions, of Credit Suisse since July 2006.

Carla Chaney (51) has been our Executive Vice President, Chief Human Resources Officer since April 2019. Prior thereto, she served as Executive Vice President, Human Resources of Graphic Packaging Holding Company and Graphic Packaging International, since July 2013. Prior thereto, she served as Executive Vice President, Human Resources and Communications, since February 2012. Prior thereto, she held a variety of leadership roles with Exide Technologies and Newell Rubbermaid, Inc., since 2004.

Jamil Farshchi (44) has been our Executive Vice President, Chief Information Security Officer since February 2018. Prior to joining Equifax, Mr. Farshchi served as Chief Information Security Officer at The Home Depot since April 2015. Prior thereto, he was the first Global Chief Information Security Officer at Time Warner Inc., from August 2014 to March 2015. Prior thereto, he was the Vice President of Global Information Security at Visa Inc. from August 2011 to August 2014. Mr. Farshchi has also held senior roles at Los Alamos National Laboratory, Sitel Corporation, Nextwave Broadband and NASA.

John W. Gamble, Jr. (59) has been our Executive Vice President, Chief Financial Officer and Chief Operations Officer since February 2021. Prior thereto, he was Corporate Vice President and Chief Financial Officer since May 2014. Prior to that, Mr. Gamble was Executive Vice President and Chief Financial Officer of Lexmark International, Inc., a global provider of document solutions, enterprise content management software and services, printers and multifunction printers, from September 2005 until May 2014.

Julia A. Houston (51) has been our Executive Vice President, Chief Strategy and Marketing Officer since March 2021. Prior thereto, she was our Chief Transformation Officer since October 2017. Prior thereto, she was Senior Vice President, U.S. Legal, since October 2013. Prior to joining Equifax, Ms. Houston was Senior Vice President, General Counsel and Corporate Secretary at Convergys Corporation, from 2011 to 2013. Prior thereto, she served in roles of increasing responsibility at Mirant Corporation from 2004 to 2010, ultimately serving as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary.

 John J. Kelley III (61) has been our Executive Vice President, Chief Legal Officer and Corporate Secretary since January 2013. Prior to joining Equifax, Mr. Kelley was a senior partner in the Corporate Practice Group of the law firm of King & Spalding LLP.

Bryson Koehler (46) has been our Executive Vice President, Chief Technology, Product and D&A Officer since December 2021. Prior thereto, he was our Chief Technology Officer since June 2018. Prior to joining Equifax, Mr. Koehler served as Chief Technology Officer of IBM Watson and Cloud Platform since November 2016. Prior to that, Mr. Koehler was Chief Technology and Information Officer of The Weather Channel Companies, before it was acquired in 2015 by IBM. Before that, he served as Senior Vice President of Global Revenue & Guest Technology at the Intercontinental Hotels Group.

Lisa Nelson (58) has been our Executive Vice President, President, International since June 2021. Prior thereto, she served as Group Managing Director, Equifax Australia and New Zealand, since August 2019. Prior thereto, she served as President and General Manager, Equifax Canada, since January 2015. Prior thereto, she served as Senior Vice President, Enterprise Alliance Leader of Equifax U.S. Information Solutions, since November 2011. Prior to joining Equifax, she served as Vice President, Global Scoring Solutions of FICO, since August 2004.

Rodolfo O. Ploder (61) has been our Executive Vice President, President, Workforce Solutions since November 2015. Prior thereto, he served as President, U.S. Information Solutions, since April 2010. Prior thereto, he served as President, International, from January 2007 to April 2010. Prior thereto, he was Group Executive, Latin America from February 2004 to January 2007.

Sid Singh (44) has been our Executive Vice President, President, U.S. Information Solutions since February 11, 2019. Mr. Singh served as group president of Integrated Solutions & Vertical Markets at Global Payments Inc., since February 2013. Prior thereto, he served as Senior Vice President, Global Product of Global Payments Inc. since 2010. Prior thereto, he served as Vice President and Regional Head, Asia Pacific of Global Payments Inc. since 2006. Prior thereto, he held senior management positions with HSBC and Citibank.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the information contained in our 2022 Proxy Statement under the sections entitled “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the information contained in our 2022 Proxy Statement under the sections entitled “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the information contained in our 2022 Proxy Statement under the sections entitled “Board Leadership and Corporate Governance Director Independence, ” “Related Person Transaction Policy” and “Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Shareholders.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the information contained in our 2022 Proxy Statement under the section entitled “Proposal 3 Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for 2022.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of Documents Filed as a Part of This Report:
(1)    Financial Statements. The following financial statements are included in Item 8 of Part II:

•Consolidated Balance Sheets — December 31, 2021 and 2020;
•Consolidated Statements of Income (Loss) for the Years Ended December 31, 2021, 2020 and 2019;
•Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021, 2020 and 2019;
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019;
•Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Loss for the Years Ended December 31, 2021, 2020 and 2019; and
•Notes to Consolidated Financial Statements.

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

4.15
Credit Agreement, dated as of August 25, 2021, by and among Equifax Inc., Equifax Limited, Equifax Canada Co., Equifax International Treasury Services Unlimited Company and Equifax Australia Holdings Pty Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed August 31, 2021).

4.16
Term Loan Credit Agreement, dated as of August 25, 2021, by and between Equifax Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Equifax’s Form 8-K filed August 31, 2021).

4.17	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.14 to Equifax's Form 10-K filed February 20, 2020).

Except as set forth in the preceding Exhibits 4.1 through 4.17, instruments defining the rights of holders of long-term debt securities of Equifax have been omitted where the total amount of securities authorized does not exceed 10% of the total assets of Equifax and its subsidiaries on a consolidated basis. Equifax agrees to furnish to the SEC, upon request, a copy of such instruments with respect to issuances of long-term debt of Equifax and its subsidiaries.

Management Contracts and Compensatory Plans or Arrangements

10.1	Form of Director/Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed May 14, 2009).
10.2	Supplemental Retirement Plan for Executives of Equifax Inc. (incorporated by reference to Exhibit 10.6(a) to Equifax’s Form 10-K filed February 24, 2016).
10.3	Amendment No. 1 to Supplemental Retirement Plan for Executives of Equifax Inc., effective January 1, 2020 (incorporated by reference to Exhibit 10.3 to Equifax’s Form 10-K filed February 25, 2021).
10.4	Amendment No. 2 to Supplemental Retirement Plan for Executives of Equifax Inc., effective November 4, 2020 (incorporated by reference to Exhibit 10.4 to Equifax’s Form 10-K filed February 25, 2021).
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

10.8	Amendment No. 1 to Equifax Inc. 2008 Omnibus Incentive Plan, effective February 6, 2017 (incorporated by reference to Exhibit 10.8 to Equifax’s Form 10-K filed February 25, 2021).
10.9	Amendment No. 2 to Equifax Inc. 2008 Omnibus Incentive Plan, effective November 4, 2020 (incorporated by reference to Exhibit 10.9 to Equifax’s Form 10-K filed February 25, 2021).

10.10
Form of Non-Qualified Stock Option Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Equifax’s form 10-K filed February 22, 2013).

10.11	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 to Equifax’s Form 10-K filed February 25, 2021).
10.12	Equifax Inc. Director Deferred Compensation Plan, as amended through November 5, 2020. (incorporated by reference to Exhibit 10.12 to Equifax’s Form 10-K filed February 25, 2021).
10.13
Equifax Grantor Trust dated as of January 23, 2014, between Equifax Inc. and Principal Trust Company, Trustee, relating to supplemental deferred compensation and phantom stock benefits (incorporated by reference to Exhibit 10.13 to Equifax’s Form 10-K filed February 25, 2021).

10.14	Equifax Inc. Director and Executive Stock Deferral Plan, as amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10.14 to Equifax’s Form 10-K filed February 25, 2021).
10.15
Amendment No. 1 to Equifax Inc. Director and Executive Stock Deferral Plan, effective as of November 4, 2020 (incorporated by reference to Exhibit 10.15 to Equifax’s Form 10-K filed February 25, 2021).

10.16*	Amendment No. 2 to Equifax Inc. Director and Executive Stock Deferral Plan, effective as of December 2, 2021.
10.17	Equifax 2005 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed July 28, 2016).
10.18	Amendment No. 1 to Equifax 2005 Executive Deferred Compensation Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed July 28, 2016).
10.19	Amendment No. 2 to Equifax 2005 Executive Deferred Compensation plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.27 to Equifax’s Form 10-K filed March 1, 2018).
10.20	Amendment No. 3 to Equifax 2005 Executive Deferred Compensation Plan, effective as of November 4, 2020 (incorporated by reference to Exhibit 10.19 to Equifax’s Form 10-K filed February 25, 2021).
10.21	Amendment No. 4 to Equifax 2005 Executive Deferred Compensation Plan, effective as of May 5, 2021 (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed July 22, 2021).
10.22	Equifax Inc. Employee Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to Equifax’s Form S-8 filed November 24, 2021).
10.23*	Equifax Inc. Board of Directors Deferred Compensation Plan.
10.24
Form of Non-Qualified Stock Option Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in February 2017) (incorporated by reference to Exhibit 10.4 to Equifax’s Form 10-Q filed April 27, 2017).

10.25	Employment Agreement, dated March 27, 2018, between the Company and Mark W. Begor (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed March 28, 2018).
10.26	Letter Agreement, dated February 4, 2021, between the Company and Mark W. Begor (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed February 9, 2021).
10.27
Form of Restricted Stock Unit Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in March 2018 to January 2021) (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed April 26, 2018).

10.28
Form of Non-Qualified Stock Option Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in March 2018 to January 2021) (incorporated by reference to Exhibit 10.3 to Equifax’s Form 10-Q filed April 26, 2018).

10.29
Form of Restricted Stock Unit Award Agreement (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2021) (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed April 22, 2021).

10.30
Form of Premium-Priced Stock Option Award Agreement (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2021) (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed April 22, 2021).

10.31
Form of Performance Share Award Agreement (TSR) (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2021) (incorporated by reference to Exhibit 10.3 to Equifax’s Form 10-Q filed April 22, 2021).

10.32
Form of Restricted Stock Unit Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2021) (incorporated by reference to Exhibit 10.4 to Equifax’s Form 10-Q filed April 22, 2021).

10.33
Form of Non-Qualified Stock Option Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2021) (incorporated by reference to Exhibit 10.5 to Equifax’s Form 10-Q filed April 22, 2021).

10.34
Form of Performance Share Award Agreement (TSR) (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2021) (incorporated by reference to Exhibit 10.6 to Equifax’s Form 10-Q filed April 22, 2021).

10.35
Form of Performance Share Award Agreement (TSR) (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in March 2018 to January 2021) (incorporated by reference to Exhibit 10.4 to Equifax’s Form 10-Q filed April 26, 2018).

10.36	Equifax Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed February 27, 2019).
10.37	Equifax Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Annex B to Equifax's definitive proxy statement filed on March 27, 2020).

Material Contracts

10.38**
Settlement Agreement and Release dated July 22, 2019 between the Company and the Settlement Class Representatives (as defined therein) (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed July 22, 2019).

10.39**
Stipulated Order for Permanent Injunction and Monetary Judgment dated July 19, 2019 between the Company and the Federal Trade Commission (incorporated by reference to Exhibit 10.2 to Equifax’s Form 8-K filed July 22, 2019).

10.40**
Stipulated Order for Permanent Injunction and Monetary Judgment dated July 19, 2019 between the Company and the Bureau of Consumer Financial Protection (incorporated by reference to Exhibit 10.3 to Equifax’s Form 8-K filed July 22, 2019).

10.41**
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

(c) Financial Statement Schedules. See Item 15(a)(2).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2022.

/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer and Chief Operations Officer
(Principal Financial Officer)

/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

/s/ Mark L. Feidler
Mark L. Feidler
Director and Non-Executive Chairman

/s/ G. Thomas Hough
G. Thomas Hough
Director

/s/ Robert D. Marcus
Robert D. Marcus
Director

/s/ Scott A. McGregor
Scott A. McGregor
Director

/s/ John A. McKinley
John A. McKinley
Director

/s/ Robert W. Selander
Robert W. Selander
Director

/s/ Melissa D. Smith
Melissa D. Smith
Director

/s/ Audrey Boone Tillman
Audrey Boone Tillman
Director

/s/ Heather H. Wilson
Heather H. Wilson
Director

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

2021

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$12.9	$0.3	$—	$0.7	$13.9
Deferred income tax asset valuation allowance	382.7	(12.7)	(198.0)	20.0	192.0
	$395.6	$(12.4)	$(198.0)	$20.7	$205.9

2020

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$11.2	$6.3	$—	$(4.6)	$12.9
Deferred income tax asset valuation allowance	379.8	(34.4)	10.1	27.2	382.7
	$391.0	$(28.1)	$10.1	$22.6	$395.6

2019

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$10.9	$5.4	$—	$(5.1)	$11.2
Deferred income tax asset valuation allowance	431.9	(61.9)	(2.0)	11.8	379.8
	$442.8	$(56.5)	$(2.0)	$6.7	$391.0