Form 10-Q
period 2022-03-31
EQUIFAX INC
filed 2022-04-21
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No   ☒

On April 8, 2022, there were 122,335,119 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2022

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address future operating performance and events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, improvements in our information technology and data security infrastructure, including as a part of our cloud data and technology transformation, our strategy, the expected financial and operational benefits, synergies and growth from our acquisitions, our ability to mitigate or manage disruptions posed by COVID-19, the extent of the impact of COVID-19, changes in the U.S. mortgage market environment, as well as changes more generally in U.S. and worldwide economic conditions, such as rising interest rates and inflation, that materially impact consumer spending, consumer debt and employment and the demand for Equifax's products and services, our culture, our ability to innovate, the market acceptance of new products and services and similar statements about our business plans are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as subsequent reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2022	2021
(In millions, except per share amounts)
Operating revenue	$1,363.2	$1,213.0
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	553.4	483.3
Selling, general and administrative expenses	340.3	308.8
Depreciation and amortization	137.1	114.3
Total operating expenses	1,030.8	906.4
Operating income	332.4	306.6
Interest expense	(39.7)	(37.2)
Other income (expense), net	11.1	(0.9)
Consolidated income before income taxes	303.8	268.5
Provision for income taxes	(81.0)	(65.6)
Consolidated net income	222.8	202.9
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.0)	(1.3)
Net income attributable to Equifax	$221.8	$201.6
Basic earnings per common share:
Net income attributable to Equifax	$1.82	$1.66
Weighted-average shares used in computing basic earnings per share	122.2	121.8
Diluted earnings per common share:
Net income attributable to Equifax	$1.80	$1.64
Weighted-average shares used in computing diluted earnings per share	123.5	123.2
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2022			2021
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$221.8	$1.0	$222.8	$201.6	$1.3	$202.9
Other comprehensive income (loss):
Foreign currency translation adjustment	78.1	(0.3)	77.8	10.4	1.0	11.4
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	(0.4)	—	(0.4)	(0.3)	—	(0.3)
Comprehensive income	$299.5	$0.7	$300.2	$211.7	$2.3	$214.0

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except par values)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$200.9	$224.7
Trade accounts receivable, net of allowance for doubtful accounts of $14.9 and $13.9 at March 31, 2022 and December 31, 2021, respectively	856.8	727.6
Prepaid expenses	147.7	108.4
Other current assets	58.8	60.2
Total current assets	1,264.2	1,120.9
Property and equipment:
Capitalized internal-use software and system costs	1,842.2	1,727.3
Data processing equipment and furniture	305.4	299.6
Land, buildings and improvements	253.5	250.3
Total property and equipment	2,401.1	2,277.2
Less accumulated depreciation and amortization	(1,017.8)	(961.3)
Total property and equipment, net	1,383.3	1,315.9
Goodwill	6,378.1	6,258.1
Indefinite-lived intangible assets	95.0	94.9
Purchased intangible assets, net	1,907.8	1,898.0
Other assets, net	363.3	353.1
Total assets	$11,391.7	$11,040.9
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$1,342.1	$824.8
Accounts payable	187.1	211.6
Accrued expenses	264.5	237.5
Accrued salaries and bonuses	117.3	257.9
Deferred revenue	127.7	121.3
Other current liabilities	304.7	638.2
Total current liabilities	2,343.4	2,291.3
Long-term debt	4,471.9	4,470.1
Deferred income tax liabilities, net	411.8	358.2
Long-term pension and other postretirement benefit liabilities	124.7	130.1
Other long-term liabilities	188.8	190.0
Total liabilities	7,540.6	7,439.7
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at March 31, 2022 and December 31, 2021; Outstanding shares - 122.3 and 122.1 at March 31, 2022 and December 31, 2021, respectively	236.6	236.6
Paid-in capital	1,548.8	1,536.7
Retained earnings	4,925.5	4,751.6
Accumulated other comprehensive loss	(217.7)	(295.4)
Treasury stock, at cost, 66.4 shares and 66.6 shares at March 31, 2022 and December 31, 2021, respectively	(2,653.2)	(2,639.2)
Stock held by employee benefit trusts, at cost, 0.6 shares at March 31, 2022 and December 31, 2021	(5.9)	(5.9)
Total Equifax shareholders’ equity	3,834.1	3,584.4
Noncontrolling interests including redeemable noncontrolling interests	17.0	16.8
Total equity	3,851.1	3,601.2
Total liabilities and equity	$11,391.7	$11,040.9

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In millions)
Operating activities:
Consolidated net income	$222.8	$202.9
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	139.3	116.7
Stock-based compensation expense	22.3	20.7
Deferred income taxes	40.2	23.1
(Gain) loss on fair market value adjustment of equity investments	(8.3)	11.9
(Gain) on divestiture	—	(0.2)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(124.9)	(65.8)
Other assets, current and long-term	(0.6)	14.7
Current and long term liabilities, excluding debt	(489.3)	(180.6)
Cash (used in) provided by operating activities	(198.5)	143.4
Investing activities:
Capital expenditures	(156.5)	(113.0)
Acquisitions, net of cash acquired	(111.7)	(862.0)
Cash received from divestiture	—	1.5
Cash used in investing activities	(268.2)	(973.5)
Financing activities:
Net short-term borrowings	516.8	(0.7)
Treasury stock purchases	—	(34.1)
Dividends paid to Equifax shareholders	(47.9)	(47.5)
Dividends paid to noncontrolling interests	(0.5)	(0.7)
Proceeds from exercise of stock options and employee stock purchase plan	5.7	6.6
Payment of taxes related to settlement of equity awards	(29.8)	(8.6)
Purchase of noncontrolling interests	—	(3.6)
Cash provided by (used in) financing activities	444.3	(88.6)
Effect of foreign currency exchange rates on cash and cash equivalents	(1.4)	—
Decrease in cash and cash equivalents	(23.8)	(918.7)
Cash and cash equivalents, beginning of period	224.7	1,684.6
Cash and cash equivalents, end of period	$200.9	$765.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2022

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2021	122.1	$236.6	$1,536.7	$4,751.6	$(295.4)	$(2,639.2)	$(5.9)	$16.8	$3,601.2
Net income	—	—	—	221.8	—	—	—	1.0	222.8
Other comprehensive income (loss)	—	—	—	—	77.7	—	—	(0.3)	77.4
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	(10.2)	—	—	(14.0)	—	—	(24.2)
Cash dividends ($0.39 per share)	—	—	—	(47.9)	—	—	—	—	(47.9)
Stock-based compensation expense	—	—	22.3	—	—	—	—	—	22.3
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance, March 31, 2022	122.3	$236.6	$1,548.8	$4,925.5	$(217.7)	$(2,653.2)	$(5.9)	$17.0	$3,851.1

For the Three Months Ended March 31, 2021

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2020	121.8	$236.6	$1,470.7	$4,185.4	$(171.4)	$(2,547.0)	$(5.9)	$41.9	$3,210.3
Net income	—	—	—	201.6	—	—	—	1.3	202.9
Other comprehensive income	—	—	—	—	10.1	—	—	1.0	11.1
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.1	—	(0.3)	—	—	(1.8)	—	—	(2.1)
Treasury stock purchased under share repurchase program	(0.2)	—	—	—	—	(34.1)	—	—	(34.1)
Cash dividends ($0.39 per share)	—	—	—	(47.7)	—	—	—	—	(47.7)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	20.7	—	—	—	—	—	20.7
Redeemable noncontrolling interest adjustment	—	—	—	2.7	—	—	—	(2.7)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Purchases of noncontrolling interests	—	—	(1.8)	—	—	—	—	(1.8)	(3.6)
Balance, March 31, 2021	121.7	$236.6	$1,489.5	$4,342.0	$(161.3)	$(2,582.9)	$(5.9)	$39.0	$3,357.0

Accumulated Other Comprehensive Loss consists of the following components:

	March 31, 2022	December 31, 2021
	(In millions)
Foreign currency translation	$(214.4)	$(292.5)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $0.6 and $0.4 at March 31, 2022 and December 31, 2021, respectively	(2.3)	(1.9)
Cash flow hedging transactions, net of accumulated tax of $0.6 at March 31, 2022 and December 31, 2021	(1.0)	(1.0)
Accumulated other comprehensive loss	$(217.7)	$(295.4)
See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2022

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal history and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of March 31, 2022, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. We have a joint venture in Russia that offers consumer credit services, however, we have determined as of March 31, 2022 that we expect no future economic benefit from the joint venture going forward.

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

Basis of Presentation.  The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of SEC Regulation S-X. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

Our unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented and are of a normal recurring nature.

Earnings Per Share.  Our basic earnings per share, or EPS, is calculated as net income attributable to Equifax divided by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The net income amounts used in both our basic and diluted EPS calculations are the same. A reconciliation of the weighted-average outstanding shares used in the two calculations is as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Weighted-average shares outstanding (basic)	122.2	121.8
Effect of dilutive securities:
Stock options and restricted stock units	1.3	1.4
Weighted-average shares outstanding (diluted)	123.5	123.2

For the three months ended March 31, 2022 and 2021, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of March 31, 2022 and December 31, 2021, the fair value of our long-term debt, including the current portion, was $4.9 billion and $5.2 billion, respectively, compared to its carrying value of $5.0 billion for both periods.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed multiple acquisitions during the three months ended March 31, 2022 and the year ended December 31, 2021. The values of certain assets acquired were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of definite-lived intangible assets acquired in these acquisitions were estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost and are due in less than a year. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
	2022	2021
	(In millions)
Allowance for doubtful accounts, beginning of period	$13.9	$12.9
Current period bad debt expense	1.2	(0.3)
Write-offs, net of recoveries	(0.2)	(0.8)
Allowance for doubtful accounts, end of period	$14.9	$11.8

Other Current Assets. Other current assets on our Consolidated Balance Sheets include amounts receivable from tax authorities. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2022, these assets were $26.7 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent our investments in unconsolidated affiliates, the Company’s operating lease right-of-use assets, employee benefit trust assets, long-term deferred tax assets and assets related to life insurance policies covering certain officers of the Company.

Equity Investment. We record our equity investment in Brazil within Other Assets at fair value, using observable Level 1 inputs. The carrying value of the investment has been adjusted to $95.0 million as of March 31, 2022 based on quoted market prices, resulting in an unrealized gain of $27.8 million for the three months ended March 31, 2022. The carrying value of the investment was $106.0 million as of March 31, 2021, resulting in an unrealized loss of $11.9 million for the three months ended March 31, 2021.

We have a joint venture in Russia that offers consumer credit services, however, we have determined as of March 31, 2022 that we expect no future economic benefit from the joint venture going forward and have recorded a $19.5 million loss to fully impair the investment for the three months ended March 31, 2022. All unrealized gains or losses on the investments are recorded in Other income, net within the Consolidated Statements of Income.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 6, interest expense and accrued employee benefits. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2022, these funds were $26.7 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

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

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2022	2021	$	%
	(In millions)
Verification Services	$513.3	$385.1	$128.2	33%
Employer Services	135.7	102.1	33.6	33%
Total Workforce Solutions	649.0	487.2	161.8	33%
Online Information Solutions	343.8	352.0	(8.2)	(2)%
Mortgage Solutions	43.4	54.1	(10.7)	(20)%
Financial Marketing Services	45.7	53.3	(7.6)	(14)%
Total U.S. Information Solutions	432.9	459.4	(26.5)	(6)%
Asia Pacific	86.5	87.0	(0.5)	(1)%
Europe	85.8	77.0	8.8	11%
Canada	61.6	60.7	0.9	1%
Latin America	47.4	41.7	5.7	14%
Total International	281.3	266.4	14.9	6%
Total operating revenue	$1,363.2	$1,213.0	$150.2	12%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of March 31, 2022, inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$28.6
1 to 3 years	34.5
3 to 5 years	20.1
Thereafter	32.0
Total remaining performance obligation	$115.2

3. ACQUISITIONS AND INVESTMENTS

2022 Acquisitions and Investments. In the first quarter of 2022, the Company acquired 100% of Efficient Hire within the Workforce Solutions operating segment and Data Crédito within the International operating segment. These acquisitions expand the Company's data assets and product offerings and broaden our geographic footprint. The Company will account for these acquisitions in accordance with ASC 805, Business Combinations, which requires the assets acquired and the liabilities assumed to be measured at fair value at the date of the acquisition. The purchase price allocation for the acquisitions are not yet finalized and open areas relate to measurement of intangible assets, income taxes and working capital.

2021 Acquisitions and Investments. On February 10, 2021, the Company acquired 100% of Kount, a provider of fraud prevention and digital identity solutions for $640 million within the U.S. Information Solutions (“USIS”) business unit. Additionally, in the first quarter of 2021, the Company acquired 100% of HIREtech and i2Verify within the Workforce Solutions business unit as well as a small acquisition and purchase of the remaining noncontrolling interest of a business within our International business unit.

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

Changes in the amount of goodwill for the three months ended March 31, 2022, are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total

Balance, December 31, 2021	$2,365.4	$1,900.1	$1,992.6	$6,258.1
Acquisitions	44.9	—	27.0	71.9
Adjustments to initial purchase price allocation	0.3	—	(0.1)	0.2
Foreign currency translation	—	—	47.9	47.9
Balance, March 31, 2022	$2,410.6	$1,900.1	$2,067.4	$6,378.1

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2021. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the three months ended March 31, 2022.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer information files acquired primarily through the purchase of independent credit reporting agencies in the U.S., Australia and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2021 Form 10-K.

Purchased intangible assets at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,115.7	$(489.5)	$626.2	$1,103.1	$(466.0)	$637.1
Customer relationships	854.2	(372.1)	482.1	805.2	(354.9)	450.3
Proprietary database	709.4	(73.3)	636.1	710.2	(59.3)	650.9
Acquired software and technology	165.7	(23.2)	142.5	160.0	(18.9)	141.1
Trade names and other intangible assets	26.2	(14.5)	11.7	23.9	(12.6)	11.3
Non-compete agreements	13.6	(4.4)	9.2	11.0	(3.7)	7.3
Total definite-lived intangible assets	$2,884.8	$(977.0)	$1,907.8	$2,813.4	$(915.4)	$1,898.0

Amortization expense related to purchased intangible assets was $57.3 million and $39.4 million during the three months ended March 31, 2022 and 2021, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at March 31, 2022 is as follows:

Years ending December 31,	Amount
(In millions)
2022	$175.0
2023	223.7
2024	212.0
2025	208.7
2026	197.4
Thereafter	891.0
$1,907.8

5. DEBT

Debt outstanding at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
	(In millions)
Commercial paper	$836.0	$321.9
Notes, 3.3%, due December 2022	500.0	500.0
Notes, 3.95%, due June 2023	400.0	400.0
Notes, 2.6%, due December 2024	750.0	750.0
Notes, 2.6%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Term loan, due August 2026	700.0	700.0
Debentures, 6.9%, due July 2028	125.0	125.0
Notes, 3.1%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	1,000.0
Notes, 7.0%, due July 2037	250.0	250.0
Other	6.3	3.2
Total debt	5,842.3	5,325.1
Less short-term debt and current maturities	(1,342.1)	(824.8)
Less unamortized discounts and debt issuance costs	(28.3)	(30.2)
Total long-term debt, net	$4,471.9	$4,470.1

2.35% Senior Notes. In August 2021, we issued $1.0 billion aggregate principal amount of 2.35% ten-year Senior Notes due 2031 (the “2031 Notes”) in an underwritten public offering. Interest on the 2031 Notes accrues at a rate of 2.35% per year and is payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds of the sale of the 2031 Notes were used to repay our then-outstanding $300.0 million 3.6% Senior Notes due 2021 and $300.0 million Floating Rate Notes due 2021. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our commercial paper program and the funding of acquisitions, including our acquisition of Appriss Insights in the fourth quarter of 2021. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2031 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Senior Credit Facilities.  In August 2021, we refinanced our existing unsecured revolving credit facility of $1.1 billion set to expire September 2023, and entered into a new $1.5 billion five-year unsecured revolving credit facility (the “Revolver”) and a new $700.0 million delayed draw term loan (“Term Loan”), collectively known as the “Senior Credit Facilities,” both of which mature in August 2026. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date, any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the Revolver. As of March 31, 2022, there were $836.0 million of outstanding commercial paper notes, $0.7 million of letters of credit outstanding, no outstanding borrowings under the Revolver and $700.0 million outstanding under the Term Loan. Availability under the Revolver was $663.3 million at March 31, 2022.

Commercial Paper Program.  In the third quarter of 2021, we increased the size of our commercial paper (“CP”) program from $1.1 billion to $1.5 billion, consistent with the increase in our Revolver. The $1.5 billion CP program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings may bear interest at either a variable or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At March 31, 2022, there were $836.0 million of outstanding CP notes.

For additional information about our debt agreements, see Note 5 of the Notes to Consolidated Financial Statements in our 2021 Form 10-K.

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

Data Processing, Outsourcing Services and Other Agreements

We have separate agreements with Google, Amazon Web Services, IBM, Tata Consultancy Services and others to outsource portions of our network and security infrastructure, computer data processing operations, applications development, business continuity and recovery services, help desk service and desktop support functions, operation of our voice, data and cloud computing networks, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2022 and 2027. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay significant termination fees.

Guarantees and General Indemnifications

We may issue standby letters of credit and performance and surety bonds in the normal course of business. The aggregate notional amounts of all performance and surety bonds and standby letters of credit was not material at March 31, 2022 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business was not material at March 31, 2022. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements.

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

For additional information about these and other commitments and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in our 2021 Form 10-K.

7. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2018 with a few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $8.1 million.

Effective Tax Rate

Our effective income tax rate was 26.7% for the three months ended March 31, 2022, compared to 24.4% for the three months ended March 31, 2021. Our effective tax rate was higher during the first quarter of 2022 as compared to 2021 due to a greater foreign income tax rate differential and a change in deferred tax balances driven by a change in state law. The increase in the foreign rate differential was driven by the fair value adjustment of our equity investment in Brazil and adjustment to fully impair our investment in Russia.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three months ended March 31, 2022, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2021	$(292.5)	$(1.9)	$(1.0)	$(295.4)
Other comprehensive income before reclassifications	64.5	—	—	64.5
Amounts reclassified from accumulated other comprehensive loss	13.6	(0.4)	—	13.2
Net current-period other comprehensive income (loss)	78.1	(0.4)	—	77.7
Balance, March 31, 2022	$(214.4)	$(2.3)	$(1.0)	$(217.7)

Changes in accumulated other comprehensive loss related to noncontrolling interests were not material as of March 31, 2022.

9. RESTRUCTURING CHARGES

In the fourth quarter of 2021, we recorded $8.6 million ($6.5 million, net of tax) of restructuring charges, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. This charge was recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and primarily relate to a reduction in headcount. As of March 31, 2022, $3.1 million of the fourth quarter 2021 restructuring charge has been paid, with the remaining future payments expected to be completed later in 2022.

10. SEGMENT INFORMATION

Reportable Segments.  We manage our business and report our financial results through the following three reportable segments, which are the same as our operating segments:

–Workforce Solutions
–U.S. Information Solutions (“USIS”)
–International

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2021 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenues, operating income and operating margins, excluding any unusual or infrequent items, if any. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. Inter-segment sales and transfers are not material for all periods presented. All transactions between segments are accounted for at fair market value or cost depending on the nature of the transaction and no timing differences occur between segments.

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

International.  This segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit and other marketing products and services. In Asia Pacific, Europe, Canada and Latin America we also provide information, technology and services to support debt collections and recovery management. In Europe and Canada we also provide credit monitoring products to resellers or directly to consumers.

Operating revenue and operating income by operating segment during the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
(In millions)	March 31,
Operating revenue:	2022	2021
Workforce Solutions	$649.0	$487.2
U.S. Information Solutions	432.9	459.4
International	281.3	266.4
Total operating revenue	$1,363.2	$1,213.0

	Three Months Ended
(In millions)	March 31,
Operating income:	2022	2021
Workforce Solutions	$308.4	$265.7
U.S. Information Solutions	121.5	154.9
International	37.0	29.8
General Corporate Expense	(134.5)	(143.8)
Total operating income	$332.4	$306.6

Total assets by operating segment at March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
(In millions)	2022	2021
Total assets:
Workforce Solutions	$4,035.4	$3,888.3
U.S. Information Solutions	3,117.6	3,091.4
International	3,403.4	3,271.5
General Corporate	835.3	789.7
Total assets	$11,391.7	$11,040.9

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 1 of this Form 10-Q. This section discusses the results of our operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. All percentages have been calculated using unrounded amounts for each of the periods presented.

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

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the U.K., Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of

Ireland, Chile, Costa Rica and India. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. We have a joint venture in Russia that offers consumer credit services, however, we have determined as of March 31, 2022 that we expect no future economic benefit from the joint venture going forward.

Recent Events and Company Outlook
As further described in our 2021 Form 10-K, we operate in the U.S., which represented 78% of our revenue in 2021, and internationally in more than 20 countries. Our products and services span a wide variety of vertical markets including financial services, mortgage, federal, state and local governments, automotive, telecommunications and many others.
Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, small commercial credit and marketing activity and employee hiring and onboarding activity. The impact of the COVID-19 pandemic and related actions to attempt to control its spread began to impact our consolidated operating results in the first quarter of 2020. During 2020, overall revenue grew, reflecting strong U.S. mortgage market demand in 2020 compared to 2019 and growth across our Workforce Solutions business. In 2021 and 2022 to-date, as efforts to minimize the spread of COVID-19 were more successful and access to vaccinations increased, our consolidated revenue grew when compared to prior year, reflecting recovering country economies, growth from Equifax initiatives and, to a lesser extent, revenue from acquired companies. The continued impact of the COVID-19 pandemic remains uncertain and may affect certain markets or regions we serve differently. To date, changes to our working environment as a result of COVID-19 have not caused material disruptions in the execution of our strategic plans and have not impacted our internal controls, financial reporting systems or operations.

In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that COVID-19 could have on our financial condition and operating results remains unclear. For more information, see “Item 1A. Risk Factors—Our business has been and may continue to be negatively impacted by the COVID-19 pandemic,” in our 2021 Form 10-K.
For 2022, our planning assumes economies in which we operate continue to show growth relative to 2021. In the U.S., 2022 economic activity, as measured by GDP, is expected to grow but not at the same rate of growth experienced in 2021. We expect modest growth in consumer credit, excluding mortgage, over the course of 2022. Our plan assumes the U.S. mortgage market, as measured by credit inquiries, will decline by greater than 35 percent on average for the remaining nine months of 2022 versus the same period in 2021. The U.S. mortgage market, particularly the mortgage refinance portion of the U.S. mortgage market, can be further impacted by U.S. interest rates and therefore mortgage rates. In the International markets in which we operate, we expect 2022 economic activity, as measured by GDP, to improve but less than the rates of growth experienced in 2021.

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

The USIS segment consists of three service lines: Online Information Solutions, Mortgage Solutions, and Financial Marketing Services. Online Information Solutions and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer and commercial credit reporting and scoring, identity management, fraud detection, modeling services and consumer credit monitoring services. USIS also markets certain decisioning software services which facilitate and automate a variety of consumer and commercial credit-oriented decisions. Online Information Solutions also includes our U.S. consumer credit monitoring solutions business. Financial Marketing Services revenue is principally project and subscription based and is derived from our sales of batch credit and consumer wealth information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

The International segment consists of Asia Pacific, Europe, Canada and Latin America. Canada’s services are similar to our USIS offerings. Asia Pacific, Europe and Latin America are made up of varying mixes of service lines that are generally consistent with those in our USIS reportable segment. We also provide information and technology services to support lenders and other creditors in the collections and recovery management process.

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and Russia and have an investment in a consumer and commercial credit information company in Brazil. Approximately 79% and 78% of our revenue was generated in the U.S. during the three months ended March 31, 2022 and 2021, respectively.

Seasonality. We experience seasonality in certain of our revenue streams. Revenue generated by the online consumer information services component of our USIS operating segment is typically the lowest during the first quarter, when consumer lending activity is at a seasonal low. Revenue generated from the Employer Services business unit within the Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 and 1095-C services that occur in the first quarter each year. Revenue generated from our financial wealth asset products and data management services in our Financial Marketing Services business is generally higher in the fourth quarter each year due to the significant portion of our annual renewals and deliveries which occur then. Mortgage related revenue is generally higher in the second and third quarters of the year due to the increase in consumer home purchasing during the summer in the U.S. Any change in the U.S. mortgage market has a corresponding impact on revenue and operating profit for our business within the Workforce Solutions and USIS operating segments.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2022 and 2021 were as follows:

	Key Performance Indicators
	Three Months Ended March 31,
	2022	2021
	(In millions, except per share data)
Operating revenue	$1,363.2	$1,213.0
Operating revenue change	12%	27%
Operating income	$332.4	$306.6
Operating margin	24.4%	25.3%
Net income attributable to Equifax	$221.8	$201.6
Diluted earnings per share	$1.80	$1.64
Cash (used in) provided by operating activities	$(198.5)	$143.4
Capital expenditures*	$(140.8)	$(107.4)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•We did not repurchase any shares from public market transactions in 2022. We repurchased 0.2 million shares of our common stock on the open market for $34.1 million during the first three months of 2021. At March 31, 2022, $520.2 million was available for future purchases of common stock under our share repurchase authorization.

•We paid out $47.9 million or $0.39 per share in dividends to our shareholders during the first three months of 2022.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2022	2021	$	%
	(In millions)
Workforce Solutions	$649.0	$487.2	$161.8	33%
U.S. Information Solutions	432.9	459.4	(26.5)	(6)%
International	281.3	266.4	14.9	6%
Consolidated operating revenue	$1,363.2	$1,213.0	$150.2	12%

Revenue increased by $150.2 million, or 12%, for the first quarter of 2022, compared to the same period in 2021. Total revenue was negatively impacted by foreign exchange rates, which decreased revenue by $12.6 million, or 1%, for the first quarter of 2022, compared to the same period in 2021.

Revenue in the first quarter of 2022 increased primarily due to growth in Workforce Solutions and International, partially offset by a decline in the USIS business.

Operating Expenses

	Three Months Ended March 31,		Change
Consolidated Operating Expenses	2022	2021	$	%
	(In millions)
Consolidated cost of services	$553.4	$483.3	$70.1	15%
Consolidated selling, general and administrative expenses	340.3	308.8	31.5	10%
Consolidated depreciation and amortization expense	137.1	114.3	22.8	20%
Consolidated operating expenses	$1,030.8	$906.4	$124.4	14%

Cost of services increased $70.1 million for the first quarter of 2022, compared to the same period in 2021. The increase was primarily due to higher royalty costs, people costs and production costs, which include third party cloud usage fees. The impact of changes in foreign exchange rates on costs of services led to a decrease of $6.5 million for the first quarter of 2022, compared to the same period in 2021.

Selling, general and administrative expenses increased $31.5 million for the first quarter of 2022, compared to the same period in 2021. The increase was due to increases in sales and marketing related costs. The impact of changes in foreign currency exchange rates led to an decrease in selling, general and administrative expenses of $3.6 million for the first quarter of 2022, compared to the same period in 2021.

Depreciation and amortization expense increased $22.8 million for the first quarter of 2022, compared to the same period in 2021. The increase was due to the higher amortization of purchased intangible assets related to recent acquisitions and increased amortization of capitalized internal-use software and system costs from technology transformation capital spending incurred previously.

Operating Income and Operating Margin

	Three Months Ended March 31,		Change
Consolidated Operating Income	2022	2021	$	%
	(In millions)
Consolidated operating revenue	$1,363.2	$1,213.0	$150.2	12%
Consolidated operating expenses	1,030.8	906.4	124.4	14%
Consolidated operating income	$332.4	$306.6	$25.8	8%
Consolidated operating margin	24.4%	25.3%		(0.9)	pts

Total company operating margin decreased by 0.9 percentage points in the first quarter of 2022, compared to the same period in 2021. The margin decrease was due to the aforementioned increased operating expense and amortization expense that slightly outpaced revenue growth during the period.

Interest Expense and Other Income, net

	Three Months Ended March 31,		Change
Consolidated Interest Expense and Other Income, net	2022	2021	$	%
	(In millions)
Consolidated interest expense	$(39.7)	$(37.2)	$(2.5)	7%
Consolidated other income (expense), net	11.1	(0.9)	12.0	nm
Average cost of debt	2.8%	3.4%
Total consolidated debt, net, at quarter end	$5,814.0	$4,379.7	$1,434.3	33%
nm - not meaningful

Interest expense increased by $2.5 million in the first quarter of 2022, compared to the same period in 2021. The increase for the first quarter of 2022 was due to the issuance of the $1.0 billion 2.35% senior notes in August 2021 and increased commercial paper activity, partially offset by the retirement of various senior notes during the second and third quarters of 2021.

Other income, net, increased by $12.0 million in the first quarter of 2022, compared to the same period in 2021. The increase for the first quarter of 2022 was due to the fair value adjustment of our investment in Brazil, partly offset by the other-than-temporary impairment recognized related to our equity investment in Russia.

Income Taxes

	Three Months Ended March 31,		Change
Consolidated Provision for Income Taxes	2022	2021	$	%
	(In millions)
Consolidated provision for income taxes	$(81.0)	$(65.6)	$(15.4)	23%
Effective income tax rate	26.7%	24.4%

Our effective income tax rate was 26.7% for the three months ended March 31, 2022, compared to 24.4% for the three months ended March 31, 2021. Our effective tax rate was higher during the first quarter of 2022 as compared to 2021 due to a greater foreign income tax rate differential and a change in deferred tax balances driven by a change in state law. The increase in the foreign rate differential was driven by the fair value adjustment of our equity investment in Brazil and adjustment to fully impair our investment in Russia.

Net Income

	Three Months Ended March 31,		Change
Consolidated Net Income	2022	2021	$	%
	(In millions, except per share amounts)
Consolidated operating income	$332.4	$306.6	$25.8	8%
Consolidated interest expense and other income (expense), net	(28.6)	(38.1)	9.5	(25)%
Consolidated provision for income taxes	(81.0)	(65.6)	(15.4)	23%
Consolidated net income	222.8	202.9	19.9	10%
Net income attributable to noncontrolling interests	(1.0)	(1.3)	0.3	23%
Net income attributable to Equifax	$221.8	$201.6	$20.2	10%
Diluted earnings per common share:
Net income attributable to Equifax	$1.80	$1.64	$0.16	10%
Weighted-average shares used in computing diluted earnings per share	123.5	123.2

Consolidated net income increased by $19.9 million for the first quarter of 2022,compared to the same period in 2021. The increase for the first quarter of 2022 was due to the increase in operating income from increased revenue, partially offset by increased tax expense.

Segment Financial Results

Workforce Solutions

	Three Months Ended March 31,		Change
Workforce Solutions	2022	2021	$	%
	(In millions)
Operating revenue:
Verification Services	$513.3	$385.1	$128.2	33%
Employer Services	135.7	102.1	33.6	33%
Total operating revenue	$649.0	$487.2	$161.8	33%
% of consolidated revenue	47%	40%
Total operating income	$308.4	$265.7	$42.7	16%
Operating margin	47.5%	54.5%		(7.0)	pts

Workforce Solutions revenue increased by 33% in the first quarter of 2022, compared to the same period in 2021. The increase was due to strong growth in Verification Services driven by growth in non-mortgage verticals and acquisition revenue in both Verification and Employer Services.

Verification Services

Revenue increased by 33% for the first quarter of 2022, compared to the same period in 2021. The increase in revenue was due to strong growth in talent solutions, government and other non-mortgage verticals, acquisition revenue from Appriss Insights and, to a lesser extent, growth in the mortgage vertical. Verification Services benefited across all verticals from the continued growth of employment and income records in The Work Number database.

Employer Services

Revenue increased by 33% in the first quarter of 2022, compared to the same period in 2021. The increase was due to acquisition revenue and growth in employee services, partially offset by a decrease in unemployment claims revenue as the number of claims has greatly reduced in 2022 after having been significantly higher in 2021 due to the economic impact of COVID-19 on the U.S. economy.

Workforce Solutions Operating Margin

Operating margin decreased to 47.5% for the first quarter of 2022 from 54.5% for the first quarter of 2021. The decreased margin for the first quarter of 2022 is due to increased royalty costs, people costs, production costs and purchased intangible asset amortization costs, partially offset by the increase in revenue.

USIS

	Three Months Ended March 31,		Change
U.S. Information Solutions	2022	2021	$		%
	(In millions)
Operating revenue:
Online Information Solutions	$343.8	$352.0	$(8.2)		(2)%
Mortgage Solutions	43.4	54.1	(10.7)		(20)%
Financial Marketing Services	45.7	53.3	(7.6)		(14)%
Total operating revenue	$432.9	$459.4	$(26.5)		(6)%
% of consolidated revenue	32%	38%
Total operating income	$121.5	$154.9	$(33.4)		(22)%
Operating margin	28.1%	33.7%		(5.6)	pts

USIS revenue decreased by 6% for the first quarter of 2022, compared to the same period in 2021. The decrease was due to the negative impact of declining mortgage inquiry volumes of online services and mortgage solutions, partially offset by acquisition-related revenue and growth in non-mortgage online services.

Online Information Solutions

Revenue decreased by 2% for the first quarter of 2022, compared to the same period in 2021. The decrease in the first quarter of 2022 was due to declining mortgage origination volume compared to the prior year, partially offset by revenue from acquisitions and continued growth of non-mortgage online services.

Mortgage Solutions

Revenue decreased by 20% in the first quarter of 2022, compared to the same period in 2021. Mortgage Solutions transaction volumes declined by 24.5% in the first quarter of 2022, as compared to the prior year.

Financial Marketing Services

Revenue decreased by 14% for the first quarter of 2022, compared to the same period in 2021. The decrease for the period was due to lower offline data licensing.

USIS Operating Margin

USIS operating margin decreased to 28.1% for the first quarter of 2022 from 33.7% for the first quarter of 2021. The margin decrease for the first quarter of 2022 is due to the decrease in revenue and increase in depreciation expense related to increased capitalized software development spending, higher people costs and cloud production costs, partially offset by a decrease in royalty costs.

International

	Three Months Ended March 31,		Change
International	2022	2021	$		%
	(In millions)
Operating revenue:
Asia Pacific	$86.5	$87.0	$(0.5)		(1)%
Europe	85.8	77.0	8.8		11%
Canada	61.6	60.7	0.9		1%
Latin America	47.4	41.7	5.7		14%
Total operating revenue	$281.3	$266.4	$14.9		6%
% of consolidated revenue	21%	22%
Total operating income	$37.0	$29.8	$7.2		24%
Operating margin	13.2%	11.2%		2.0	pts

International revenue increased by 6% for the first quarter of 2022, compared to the same period in 2021. On a local currency basis, revenue increased by 10% for the first quarter of 2022, driven by growth in all geographies. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $12.6 million, or 4%, for the first quarter of 2022.

Asia Pacific

On a local currency basis, revenue increased by 6% for the first quarter of 2022, compared to the same period in 2021. The increase was driven by growth in our commercial, consumer and background check verifications businesses in Australia. Additionally, the increase in revenue for the first quarter of 2022 is also attributable to growth in India due to higher consumer volumes. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $5.6 million, or 7% for the first quarter of 2022. Reported revenue decreased by 1% for the first quarter of 2022, compared to the same period in 2021.

Europe

On a local currency basis, revenue increased by 16% for the first quarter of 2022, compared to the same period in 2021. The increase was driven by growth in the debt management business with higher volumes in the public sector, partially offset by lower debt management volumes within the private sector for the region. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $3.2 million, or 5% for the first quarter of 2022. Reported revenue increased by 11% for the first quarter of 2022, compared to the same period in 2021.

Canada

On a local currency basis, revenue increased by 2% for the first quarter of 2022, compared to the same period in 2021. The increase was driven by growth in the identity and fraud and analytics businesses, mainly within the auto and telco verticals. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.1 million, or 1%, for the first quarter of 2022. Reported revenue increased by 1% for the first quarter of 2022, compared to the same period in 2021.

Latin America

On a local currency basis, revenue increased by 23% for the first quarter of 2022, compared to the same period in 2021. The increase reflects local currency growth in all countries, driven by price increases in Argentina and growth in the consumer and recovery management verticals in Chile. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $3.8 million, or 9%, for the first quarter of 2022, primarily within Argentina and Chile. Reported revenue increased by 14% for the first quarter of 2022, compared to the same period in 2021.

International Operating Margin

Operating margin increased to 13.2% for the first quarter of 2022 from 11.2% for the first quarter of 2021. The increased margin was due to higher revenue and lower purchased intangible asset amortization costs in Australia, partially offset by higher cloud production costs and higher depreciation expense related to technology transformation project spending.

General Corporate Expense

	Three Months Ended March 31,		Change
General Corporate Expense	2022	2021	$	%
	(In millions)
General corporate expense	$134.5	$143.8	$(9.3)	(6)%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, security, data and analytics, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense decreased by $9.3 million for the first quarter of 2022, compared to the same period in 2021. The decrease was due to reduced incremental technology and data security costs as we work to complete our ongoing technology transformation and a decrease in people costs.

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

Funds generated by operating activities, our Revolver and related CP program, more fully described below, are our most significant sources of liquidity. At March 31, 2022, we had $200.9 million in cash balances, as well as $663.3 million available to borrow under our Revolver.

Sources and Uses of Cash

We believe that our existing cash balance, liquidity available from our CP and Revolver, cash generated from ongoing operations and continued access to public or private debt markets will be sufficient to satisfy cash requirements over the next 12 months and beyond. While there was no significant change in our cash requirements as of March 31, 2022 compared to December 31, 2021, we have utilized existing CP capacity, together with cash from operating activities, to meet our current obligations. This includes the $345.0 million consumer class action settlement payment that was made in January 2022 related to the U.S. Consumer MDL Litigation settlement that became effective on January 11, 2022. In addition, we plan to pay off the $500.0 million Senior Notes due December 2022 with a combination of operating cash flow, available capacity under our Revolver and related CP program, or borrowings in the public or private debt markets.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of March 31, 2022, we held $188.3 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2022	2021	2022 vs. 2021
	(In millions)
Operating activities	$(198.5)	$143.4	$(341.9)
Investing activities	$(268.2)	$(973.5)	$705.3
Financing activities	$444.3	$(88.6)	$532.9

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2022 decreased by $341.9 million compared to the prior year period due to the $345.0 million consumer class action settlement payment that was made in January 2022 related to the U.S. Consumer MDL Litigation settlement that became effective on January 11, 2022.

Investing Activities

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash used in:	2022	2021	2022 vs. 2021
	(In millions)
Capital expenditures*	$(156.5)	$(113.0)	$(43.5)
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

Capital expenditures paid in the first three months of 2022 increased by $43.5 million from the same period in 2021. We are continuing to invest in enhanced technology systems and infrastructure as part of our technology transformation.

Acquisitions, Divestitures and Investments

	Three Months Ended March 31,		Change
Net cash used in:	2022	2021	2022 vs. 2021
	(In millions)
Acquisitions, net of cash acquired	$(111.7)	$(862.0)	$750.3
Cash received from divestiture	$—	$1.5	$(1.5)

During the first three months of 2022, we acquired Efficient Hire within our Workforce Solutions segment and Data Crédito within our International segment. During the first three months of 2021, we acquired Kount within our USIS segment, HIRETech and i2Verify within our Workforce Solutions segment and a small tuck-in acquisition within our International segment. In addition, in 2021, we also sold a small business within our International segment.

Financing Activities

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2022	2021	2022 vs. 2021
	(In millions)
Net short-term borrowings	$516.8	$(0.7)	$517.5

Credit Facilities Availability

In August 2021, we refinanced our existing unsecured revolving credit facility of $1.1 billion set to expire in September 2023, and entered into a new $1.5 billion five-year unsecured Revolver and a new $700.0 million delayed draw Term Loan, collectively known as the “Senior Credit Facilities,” both which mature in August 2026. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date, any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the Revolver.

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

As of March 31, 2022, there were $0.7 million of letters of credit outstanding, no outstanding borrowings under the Revolver, $700.0 million outstanding under the Term Loan and $836.0 million of outstanding CP notes. Availability under the Revolver was $663.3 million at March 31, 2022.

At March 31, 2022, 74% of our debt was fixed-rate debt and 26% was effectively variable debt. Our variable-rate debt consists of our outstanding term loan and CP. The interest rates reset periodically, depending on the terms of the respective financing agreements. At March 31, 2022, the interest rate on our variable-rate debt ranged from 0.35% to 1.69%.

Borrowing and Repayment Activity

We primarily borrow under our CP program and Revolver as needed and as availability allows. Net short-term borrowings primarily represent net borrowings or repayments of outstanding amounts under our CP program. There were no borrowings or payments on long-term debt for the first three months of 2022 or 2021.

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

In August 2021, we entered into our new Senior Credit Facilities as noted above in anticipation of the Appriss Insights acquisition, which provides additional financial flexibility. The Senior Credit Facilities include a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA for the preceding four quarters, of (i) 3.75 to 1.0 initially, (ii) 4.25 to 1.0 for the first fiscal quarter ending after the consummation of the Company’s acquisition of Appriss Insights on October 1, 2021, until the fourth fiscal quarter ending September 30, 2022, (iii) 4.0 to 1.0 for the fifth fiscal quarter ending December 31, 2022 until the sixth fiscal quarter ending March 31, 2023 and (iv) 3.75 to 1.0 for the seventh fiscal quarter ending June 30 , 2023 and through the remaining term of the Revolver. We may also elect to increase the maximum leverage ratio by 0.5 to 1.0 (subject to a maximum leverage ratio of 4.75 to 1.0) in connection with certain material acquisitions if we satisfy certain requirements. The Senior Credit Facilities also permit cash in excess of $175 million to be netted against debt in the calculation of the leverage ratio, subject to certain restrictions.

As of March 31, 2022, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of the outstanding debt; however, our 3.3% senior notes due 2022, 3.95% senior notes due 2023, 2.6% senior notes due 2024, 2.6% senior notes due 2025, 3.25% senior notes due 2026, 3.1% senior notes due 2030, 2.35% senior notes due 2031 and 7.0% senior notes due 2037 (collectively, the “Senior Notes”) contain change in control provisions. If the Company experiences a change of control or publicly announces the Company’s intention to effect a change of control and the rating on the Senior Notes is lowered by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) below an investment grade rating within 60 days of such change of control or notice thereof, then the Company will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. As of March 31, 2022, our S&P credit rating was BBB with a stable outlook and our Moody’s credit rating was Baa2 with a stable outlook. These ratings are subject to change as events and circumstances change.

 For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2021 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2022	2021	2022 vs. 2021
	(In millions)
Treasury stock repurchases	$—	$(34.1)	$34.1
Dividends paid to Equifax shareholders	$(47.9)	$(47.5)	$(0.4)
Dividends paid to noncontrolling interests	$(0.5)	$(0.7)	$0.2
Proceeds from exercise of stock options and employee stock purchase plan	$5.7	$6.6	$(0.9)
Purchase of noncontrolling interests	$—	$(3.6)	$3.6

Sources and uses of cash related to equity during the three months ended March 31, 2022 and 2021 were as follows:

-    During the first three months of 2022, we did not repurchase any shares of our common stock on the open market. During the first three months of 2021, we repurchased 0.2 million shares of our common stock for $34.1 million.

-    We maintained our quarterly dividend of $0.39 per share in the first quarter of 2022. We paid cash dividends to Equifax shareholders of $47.9 million and $47.5 million, or $0.39 per share, during the three months ended March 31, 2022 and 2021, respectively.

-    We received cash of $5.7 million and $6.6 million during the first three months of 2022 and 2021, respectively, from the exercise of stock options and the employee stock purchase plan.

At March 31, 2022, the Company had $520.2 million remaining for stock repurchases under the existing authorization from the board of directors.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations and commercial commitments have not changed materially from those reported in our 2021 Form 10-K. For additional information about certain obligations and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2021 Form 10-K.

Benefit Plans

At December 31, 2021, our U.S. Retirement Income Plan met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, our CP program and our Revolver.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with U.S. GAAP.

For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2021 Form 10-K.

Foreign Currency

Argentina experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as a highly inflationary economy which resulted in the recognition of a $1.1 million foreign currency gain that was recorded in other income, net in our Consolidated Statements of Income during the three months ended March 31, 2021. There was minimal foreign currency impact during the three months ended March 31, 2022.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2021 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in conformity with U.S. GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A, and Note 1 of the Notes to Consolidated Financial Statements, in our 2021 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2021 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2022.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2021 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2022:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
January 1 - January 31, 2022	3,229	$—	—	$520,168,924
February 1 - February 28, 2022	132,947	$—	—	$520,168,924
March 1 - March 31, 2022	2,931	$—	—	$520,168,924
Total	139,107	$—	—	$520,168,924

(1)The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 3,229 shares for the month of January 2022, 132,947 shares for the month of February 2022, and 2,931 shares for the month of March 2022.

(2)Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions). For the quarter ended March 31, 2022 we did not repurchase any shares of our common stock under our share repurchase program.

(3)At March 31, 2022, the amount authorized for future share repurchases under the share repurchase program was $520.2 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 6.  EXHIBITS

Exhibit No.		Description
10.1	*	Form of Performance Share Award Agreement (Adjusted EBITDA) (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2022).
10.2	*	Form of Performance Share Award Agreement (Adjusted EBITDA) (SLT) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2022).
31.1		Rule 13a-14(a) Certification of Chief Executive Officer
31.2		Rule 13a-14(a) Certification of Chief Financial Officer
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date:	April 21, 2022	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	April 21, 2022		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer
and Chief Operations Officer
(Principal Financial Officer)

Date:	April 21, 2022		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)