Form 10-Q
period 2022-06-30
EQUIFAX INC
filed 2022-07-21
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

On July 8, 2022, there were 122,400,219 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2022

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2022	2021
(In millions, except per share amounts)
Operating revenue	$1,316.7	$1,234.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	542.1	483.0
Selling, general and administrative expenses	330.2	328.4
Depreciation and amortization	139.8	117.4
Total operating expenses	1,012.1	928.8
Operating income	304.6	306.0
Interest expense	(41.6)	(34.9)
Other income, net	1.8	6.0
Consolidated income before income taxes	264.8	277.1
Provision for income taxes	(63.4)	(61.2)
Consolidated net income	201.4	215.9
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(0.8)	(0.8)
Net income attributable to Equifax	$200.6	$215.1
Basic earnings per common share:
Net income attributable to Equifax	$1.64	$1.77
Weighted-average shares used in computing basic earnings per share	122.4	121.8
Diluted earnings per common share:
Net income attributable to Equifax	$1.63	$1.74
Weighted-average shares used in computing diluted earnings per share	123.3	123.5
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,
	2022	2021
(In millions, except per share amounts)
Operating revenue	$2,680.0	$2,447.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	1,095.5	966.2
Selling, general and administrative expenses	670.5	637.3
Depreciation and amortization	276.9	231.7
Total operating expenses	2,042.9	1,835.2
Operating income	637.1	612.6
Interest expense	(81.4)	(72.1)
Other income, net	12.9	5.1
Consolidated income before income taxes	568.6	545.6
Provision for income taxes	(144.4)	(126.8)
Consolidated net income	424.2	418.8
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.8)	(2.1)
Net income attributable to Equifax	$422.4	$416.7
Basic earnings per common share:
Net income attributable to Equifax	$3.45	$3.42
Weighted-average shares used in computing basic earnings per share	122.3	121.8
Diluted earnings per common share:
Net income attributable to Equifax	$3.42	$3.38
Weighted-average shares used in computing diluted earnings per share	123.4	123.4
Dividends per common share	$0.78	$0.78

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
	2022			2021
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$200.6	$0.8	$201.4	$215.1	$0.8	$215.9
Other comprehensive income (loss):
Foreign currency translation adjustment	(196.2)	0.1	(196.1)	4.8	(0.4)	4.4
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	(0.5)	—	(0.5)	(0.3)	—	(0.3)
Comprehensive income	$3.9	$0.9	$4.8	$219.6	$0.4	$220.0

	Six Months Ended June 30,
	2022			2021
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$422.4	$1.8	$424.2	$416.7	$2.1	$418.8
Other comprehensive income (loss):
Foreign currency translation adjustment	(118.2)	(0.2)	(118.4)	15.2	0.5	15.7
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	(0.8)	—	(0.8)	(0.6)	—	(0.6)
Comprehensive income	$303.4	$1.6	$305.0	$431.3	$2.6	$433.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except par values)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$223.6	$224.7
Trade accounts receivable, net of allowance for doubtful accounts of $15.6 and $13.9 at June 30, 2022 and December 31, 2021, respectively	892.9	727.6
Prepaid expenses	153.9	108.4
Other current assets	82.9	60.2
Total current assets	1,353.3	1,120.9
Property and equipment:
Capitalized internal-use software and system costs	1,908.7	1,727.3
Data processing equipment and furniture	302.7	299.6
Land, buildings and improvements	256.5	250.3
Total property and equipment	2,467.9	2,277.2
Less accumulated depreciation and amortization	(1,034.0)	(961.3)
Total property and equipment, net	1,433.9	1,315.9
Goodwill	6,238.7	6,258.1
Indefinite-lived intangible assets	94.9	94.9
Purchased intangible assets, net	1,827.4	1,898.0
Other assets, net	273.0	353.1
Total assets	$11,221.2	$11,040.9
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$1,611.7	$824.8
Accounts payable	190.4	211.6
Accrued expenses	224.6	237.5
Accrued salaries and bonuses	158.7	257.9
Deferred revenue	109.4	121.3
Other current liabilities	338.4	638.2
Total current liabilities	2,633.2	2,291.3
Long-term debt	4,073.5	4,470.1
Deferred income tax liabilities, net	395.4	358.2
Long-term pension and other postretirement benefit liabilities	121.3	130.1
Other long-term liabilities	176.8	190.0
Total liabilities	7,400.2	7,439.7
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at June 30, 2022 and December 31, 2021; Outstanding shares - 122.4 and 122.1 at June 30, 2022 and December 31, 2021, respectively	236.6	236.6
Paid-in capital	1,563.2	1,536.7
Retained earnings	5,078.1	4,751.6
Accumulated other comprehensive loss	(414.4)	(295.4)
Treasury stock, at cost, 66.3 shares and 66.6 shares at June 30, 2022 and December 31, 2021, respectively	(2,652.6)	(2,639.2)
Stock held by employee benefit trusts, at cost, 0.6 shares at June 30, 2022 and December 31, 2021	(5.9)	(5.9)
Total Equifax shareholders’ equity	3,805.0	3,584.4
Noncontrolling interests including redeemable noncontrolling interests	16.0	16.8
Total equity	3,821.0	3,601.2
Total liabilities and equity	$11,221.2	$11,040.9

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In millions)
Operating activities:
Consolidated net income	$424.2	$418.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	281.2	236.4
Stock-based compensation expense	36.7	33.9
Deferred income taxes	26.7	14.1
(Gain) loss on fair market value adjustment and gain on sale of equity investments	(2.4)	17.5
Gain on divestiture	—	(0.2)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(170.5)	(51.3)
Other assets, current and long-term	(43.4)	5.3
Current and long term liabilities, excluding debt	(475.7)	(123.4)
Cash provided by operating activities	76.8	551.1
Investing activities:
Capital expenditures	(315.4)	(235.5)
Acquisitions, net of cash acquired	(111.4)	(861.6)
Cash received from divestiture	98.1	1.5
Cash used in investing activities	(328.7)	(1,095.6)
Financing activities:
Net short-term borrowings	386.7	(0.6)
Payments on long-term debt	—	(500.1)
Treasury stock purchases	—	(69.9)
Dividends paid to Equifax shareholders	(95.7)	(95.0)
Dividends paid to noncontrolling interests	(2.4)	(5.8)
Proceeds from exercise of stock options and employee stock purchase plan	8.7	25.1
Payment of taxes related to settlement of equity awards	(32.3)	(30.4)
Purchase of noncontrolling interests	—	(3.6)
Cash provided by (used in) financing activities	265.0	(680.3)
Effect of foreign currency exchange rates on cash and cash equivalents	(14.2)	(1.7)
Decrease in cash and cash equivalents	(1.1)	(1,226.5)
Cash and cash equivalents, beginning of period	224.7	1,684.6
Cash and cash equivalents, end of period	$223.6	$458.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended June 30, 2022

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, March 31, 2022	122.3	$236.6	$1,548.8	$4,925.5	$(217.7)	$(2,653.2)	$(5.9)	$17.0	$3,851.1
Net income	—	—	—	200.6	—	—	—	0.8	201.4
Other comprehensive income (loss)	—	—	—	—	(196.7)	—	—	0.1	(196.6)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.1	—	(0.2)	—	—	0.6	—	—	0.4
Cash dividends ($0.39 per share)	—	—	—	(48.0)	—	—	—	—	(48.0)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	14.4	—	—	—	—	—	14.4
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Balance, June 30, 2022	122.4	$236.6	$1,563.2	$5,078.1	$(414.4)	$(2,652.6)	$(5.9)	$16.0	$3,821.0

For the Three Months Ended June 30, 2021

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, March 31, 2021	121.7	$236.6	$1,489.5	$4,342.0	$(161.3)	$(2,582.9)	$(5.9)	$39.0	$3,357.0
Net income	—	—	—	215.1	—	—	—	0.8	215.9
Other comprehensive income	—	—	—	—	4.5	—	—	(0.4)	4.1
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	4.0	—	—	(7.1)	—	—	(3.1)
Treasury stock purchased under share repurchase program	(0.2)	—	—	—	—	(35.9)	—	—	(35.9)
Cash dividends ($0.39 per share)	—	—	—	(47.8)	—	—	—	—	(47.8)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	13.3	—	—	—	—	—	13.3
Redeemable noncontrolling interest adjustment	—	—	—	(3.6)	—	—	—	3.6	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(5.1)	(5.1)
Other	—	—	(0.2)	—	—	—	—	0.2	—
Balance, June 30, 2021	121.8	$236.6	$1,506.8	$4,505.7	$(156.8)	$(2,625.9)	$(5.9)	$38.1	$3,498.6

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Six Months Ended June 30, 2022

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2021	122.1	$236.6	$1,536.7	$4,751.6	$(295.4)	$(2,639.2)	$(5.9)	$16.8	$3,601.2
Net income	—	—	—	422.4	—	—	—	1.8	424.2
Other comprehensive loss	—	—	—	—	(119.0)	—	—	(0.2)	(119.2)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	(10.4)	—	—	(13.4)	—	—	(23.8)
Cash dividends ($0.78 per share)	—	—	—	(95.9)	—	—	—	—	(95.9)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	36.7	—	—	—	—	—	36.7
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.4)	(2.4)
Balance, June 30, 2022	122.4	$236.6	$1,563.2	$5,078.1	$(414.4)	$(2,652.6)	$(5.9)	$16.0	$3,821.0

*At June 30, 2022, $520.2 million was available for future purchases of common stock under our share repurchase authorization.

For the Six Months Ended June 30, 2021

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2020	121.8	$236.6	$1,470.7	$4,185.4	$(171.4)	$(2,547.0)	$(5.9)	$41.9	$3,210.3
Net income	—	—	—	416.7	—	—	—	2.1	418.8
Other comprehensive income	—	—	—	—	14.6	—	—	0.5	15.1
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.4	—	3.7	—	—	(9.0)	—	—	(5.3)
Treasury stock purchased under share repurchase program	(0.4)	—	—	—	—	(69.9)	—	—	(69.9)
Cash dividends ($0.78 per share)	—	—	—	(95.5)	—	—	—	—	(95.5)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	—	0.5
Stock-based compensation expense	—	—	33.9	—	—	—	—	—	33.9
Redeemable noncontrolling interest adjustment	—	—	—	(0.9)	—	—	—	0.9	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(5.8)	(5.8)
Purchases of noncontrolling interests	—	—	(1.8)	—	—	—	—	(1.8)	(3.6)
Other	—	—	(0.2)	—	—	—	—	0.3	0.1
Balance, June 30, 2021	121.8	$236.6	$1,506.8	$4,505.7	$(156.8)	$(2,625.9)	$(5.9)	$38.1	$3,498.6

Accumulated Other Comprehensive Loss consists of the following components:

	June 30, 2022	December 31, 2021
	(In millions)
Foreign currency translation	$(410.7)	$(292.5)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $0.7 and $0.4 at June 30, 2022 and December 31, 2021, respectively	(2.7)	(1.9)
Cash flow hedging transactions, net of accumulated tax of $0.6 at June 30, 2022 and December 31, 2021	(1.0)	(1.0)
Accumulated other comprehensive loss	$(414.4)	$(295.4)
See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2022

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal history and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of June 30, 2022, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. We have a joint venture in Russia that offers consumer credit services; however, we determined as of March 31, 2022 to exit our ownership position, wrote the value of the investment to zero and expect no future economic benefit from the joint venture's operations going forward.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Weighted-average shares outstanding (basic)	122.4	121.8	122.3	121.8
Effect of dilutive securities:
Stock options and restricted stock units	0.9	1.7	1.1	1.6
Weighted-average shares outstanding (diluted)	123.3	123.5	123.4	123.4

For the three and six months ended June 30, 2022 and 2021, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of June 30, 2022 and December 31, 2021, the fair value of our long-term debt, including the current portion, was $4.7 billion and $5.2 billion compared to its carrying value of $5.0 billion, respectively.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed multiple acquisitions during the six months ended June 30, 2022 and the year ended December 31, 2021. The values of certain assets acquired were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of definite-lived intangible assets acquired in these acquisitions were estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost and are due in less than a year. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Allowance for doubtful accounts, beginning of period	$14.9	$11.8	$13.9	$12.9
Current period bad debt expense	1.8	0.3	3.0	—
Write-offs, net of recoveries	(1.1)	(0.9)	(1.3)	(1.7)
Allowance for doubtful accounts, end of period	$15.6	$11.2	$15.6	$11.2

Other Current Assets. Other current assets on our Consolidated Balance Sheets include amounts receivable from tax authorities. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2022, these assets were $26.8 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent our investments in unconsolidated affiliates, the Company’s operating lease right-of-use assets, employee benefit trust assets, long-term deferred tax assets and assets related to life insurance policies covering certain officers of the Company.

Equity Investment. We record our equity investment in Brazil within Other Assets at fair value, using observable Level 1 inputs. The carrying value of the investment has been adjusted to $54.1 million as of June 30, 2022 based on quoted market prices, resulting in an unrealized loss of $34.2 million and $6.4 million for the three and six months ended June 30, 2022. The carrying value of the investment was $117.9 million as of June 30, 2021, resulting in an unrealized loss of

$5.6 million and $17.5 million for the three and six months ended June 30, 2021. We have a joint venture in Russia that offers consumer credit services; however, we determined as of March 31, 2022 to exit our ownership position, expect no future economic benefit from the joint venture's operations going forward and recorded a $19.5 million loss to fully impair the investment. All unrealized gains or losses on these investments were recorded in Other income, net within the Consolidated Statements of Income.

During the quarter ended June 30, 2022, we sold our interest in two equity investments. The overall sale proceeds exceeded the total carrying value of the investments, and we have recorded a gain of $27.5 million in Other income, net within the Consolidated Statements of Income.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 6, interest expense and accrued employee benefits. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2022, these funds were $26.8 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

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

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2022	2021	$	%	2022	2021	$	%
	(In millions)				(In millions)
Verification Services	$504.5	$394.5	$110.0	28%	$1,017.8	779.6	$238.2	31%
Employer Services	104.7	107.5	(2.8)	(3)%	240.3	209.6	30.7	15%
Total Workforce Solutions	609.2	502.0	107.2	21%	1,258.1	989.2	268.9	27%
Online Information Solutions	329.2	347.8	(18.6)	(5)%	673.0	699.9	(26.9)	(4)%
Mortgage Solutions	36.8	49.3	(12.5)	(25)%	80.3	103.4	(23.1)	(22)%
Financial Marketing Services	55.4	58.6	(3.2)	(5)%	101.1	111.8	(10.7)	(10)%
Total U.S. Information Solutions	421.4	455.7	(34.3)	(8)%	854.4	915.1	(60.7)	(7)%
Asia Pacific	90.1	91.6	(1.5)	(2)%	176.6	178.6	(2.0)	(1)%
Europe	79.8	76.7	3.1	4%	165.6	153.7	11.9	8%
Canada	64.0	64.7	(0.7)	(1)%	125.7	125.4	0.3	—%
Latin America	52.2	44.1	8.1	18%	99.6	85.8	13.8	16%
Total International	286.1	277.1	9.0	3%	567.5	543.5	24.0	4%
Total operating revenue	$1,316.7	$1,234.8	$81.9	7%	$2,680.0	$2,447.8	$232.2	9%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of June 30, 2022, inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$29.3
1 to 3 years	36.6
3 to 5 years	18.8
Thereafter	30.3
Total remaining performance obligation	$115.0

3. ACQUISITIONS AND INVESTMENTS

2022 Acquisitions and Investments. In the first quarter of 2022, the Company acquired 100% of Efficient Hire, a provider of cloud recruiting, onboarding and HR management solutions, within the Workforce Solutions operating segment, and Data Crédito, a consumer credit reporting agency in the Dominican Republic, within the International operating segment. These acquisitions expand the Company's data assets and product offerings and broaden our geographic footprint. The Company has accounted for these acquisitions in accordance with ASC 805, Business Combinations, which requires the assets acquired and the liabilities assumed to be measured at fair value at the date of the acquisition. The purchase price allocations for the acquisitions are not yet finalized and open areas relate to measurement of income taxes and working capital. Accordingly, adjustments may be made to the values of the assets and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

2021 Acquisitions and Investments. In the first quarter of 2021, the Company acquired 100% of Kount, a provider of fraud prevention and digital identity solutions, for $640 million within the U.S. Information Solutions (“USIS”) business unit. Additionally, in the first quarter of 2021, the Company acquired 100% of HIREtech and i2Verify within the Workforce Solutions business unit, as well as a small acquisition and purchase of the remaining noncontrolling interest of a business within our International business unit.

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

Changes in the amount of goodwill for the six months ended June 30, 2022, are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total

Balance, December 31, 2021	$2,365.4	$1,900.1	$1,992.6	$6,258.1
Acquisitions	44.9	—	27.0	71.9
Adjustments to initial purchase price allocation	1.4	(0.2)	(5.2)	(4.0)
Foreign currency translation	—	—	(87.3)	(87.3)
Balance, June 30, 2022	$2,411.7	$1,899.9	$1,927.1	$6,238.7

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our indefinite-lived intangible asset carrying amounts did not change materially during the six months ended June 30, 2022.

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

Purchased intangible assets at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,100.2	$(495.6)	$604.6	$1,103.1	$(466.0)	$637.1
Customer relationships	825.8	(377.3)	448.5	805.2	(354.9)	450.3
Proprietary database	708.0	(87.1)	620.9	710.2	(59.3)	650.9
Acquired software and technology	164.3	(29.3)	135.0	160.0	(18.9)	141.1
Trade names and other intangible assets	25.0	(15.5)	9.5	23.9	(12.6)	11.3
Non-compete agreements	13.6	(4.7)	8.9	11.0	(3.7)	7.3
Total definite-lived intangible assets	$2,836.9	$(1,009.5)	$1,827.4	$2,813.4	$(915.4)	$1,898.0

Amortization expense related to purchased intangible assets was $57.9 million and $40.1 million during the three months ended June 30, 2022 and 2021, respectively. Amortization expense related to purchased intangible assets was $115.2 million and $79.5 million during the six months ended June 30, 2022 and 2021, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at June 30, 2022 is as follows:

Years ending December 31,	Amount
(In millions)
2022	$115.3
2023	223.5
2024	212.9
2025	207.9
2026	195.9
Thereafter	871.9
$1,827.4

5. DEBT

Debt outstanding at June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
	(In millions)
Commercial paper	$711.0	$321.9
Notes, 3.3%, due December 2022	500.0	500.0
Notes, 3.95%, due June 2023	400.0	400.0
Notes, 2.6%, due December 2024	750.0	750.0
Notes, 2.6%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Term loan, due August 2026	700.0	700.0
Debentures, 6.9%, due July 2028	125.0	125.0
Notes, 3.1%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	1,000.0
Notes, 7.0%, due July 2037	250.0	250.0
Other	0.7	3.2
Total debt	5,711.7	5,325.1
Less short-term debt and current maturities	(1,611.7)	(824.8)
Less unamortized discounts and debt issuance costs	(26.5)	(30.2)
Total long-term debt, net	$4,073.5	$4,470.1

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

Senior Credit Facilities.  In August 2021, we refinanced our existing unsecured revolving credit facility of $1.1 billion set to expire September 2023, and entered into a new $1.5 billion five-year unsecured revolving credit facility (the “Revolver”) and a new $700.0 million delayed draw term loan (“Term Loan”), collectively known as the “Senior Credit Facilities,” both of which mature in August 2026. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date, any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the Revolver. As of June 30, 2022, there were $711.0 million of outstanding commercial paper notes, $0.4 million of letters of credit outstanding, no outstanding borrowings under the Revolver and $700.0 million outstanding under the Term Loan. Availability under the Revolver was $788.6 million at June 30, 2022.

Commercial Paper Program.  In the third quarter of 2021, we increased the size of our commercial paper (“CP”) program from $1.1 billion to $1.5 billion, consistent with the increase in our Revolver. The $1.5 billion CP program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings may bear interest at either a variable or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At June 30, 2022, there were $711.0 million of outstanding CP notes.

For additional information about our debt agreements, see Note 5 of the Notes to Consolidated Financial Statements in our 2021 Form 10-K.

6. COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Government Investigations Related to the 2017 Cybersecurity Incident.  In 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of certain personally identifiable information of U.S., Canadian and U.K. consumers. Following the 2017 cybersecurity incident, hundreds of class actions and other lawsuits were filed against us typically alleging harm from the incident and seeking various remedies, including monetary and injunctive relief. We were also subject to investigations and inquiries by federal, state and foreign governmental agencies and officials regarding the 2017 cybersecurity incident and related matters. Most of these lawsuits and government investigations have concluded or been resolved, including pursuant to the settlement agreements described below and in prior filings, while others remain ongoing. The Company’s participation in these settlements does not constitute an admission by the Company of any fault or liability, and the Company does not admit fault or liability.

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

Consumer Settlement. On July 19, 2019 and July 22, 2019, we entered into multiple agreements that resolve the U.S. consolidated consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (the “U.S. Consumer MDL Litigation”), and the investigations of the FTC, the CFPB, the Attorneys General of 48 states, the District of Columbia and Puerto Rico and the NYDFS (collectively, the “Consumer Settlement”). The Consumer Settlement became effective on January 11, 2022. Under the terms of the Consumer Settlement, the Company contributed $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident as well as to pay reasonable attorneys’ fees and reasonable costs and expenses for the plaintiffs’ counsel in the U.S. Consumer MDL Litigation (not to exceed $80.5 million), settlement administration costs and notice costs. The Company has agreed to contribute up to an additional $125.0 million to the Consumer Restitution Fund to cover certain unreimbursed costs and expenditures incurred by affected U.S. consumers in the event the $380.5 million in the Consumer Restitution Fund is exhausted. The Company also agreed to various business practice commitments related to consumer assistance and its information security program, including conducting third party assessments of its information security program.

Other Matters. We face other lawsuits and government investigations related to the 2017 cybersecurity incident that have not yet been concluded or resolved. These ongoing matters may result in judgments, fines or penalties, settlements or other relief. We dispute the allegations in the remaining lawsuits and intend to defend against such claims. Set forth below are descriptions of these matters.

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

On December 13, 2019, the court in Ontario granted certification of a nationwide class that includes all impacted Canadians as well as Canadians who had subscription products with Equifax between March 7, 2017 and July 30, 2017 who were not impacted by the incident. We appealed one of the claims on which a class was certified and on June 9, 2021, our appeal was granted by the Ontario Divisional Court. The plaintiff has since filed a notice of further appeal with the Ontario Court of Appeal, which was argued before the Court of Appeal in June 2022. All remaining purported class actions are at preliminary stages or stayed.

FCA Investigation. The U.K.’s Financial Conduct Authority (“FCA”) opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017. The investigation by the FCA has involved a number of information requirements and interviews. We continue to respond to the information requirements and are cooperating with the investigation.

Although we continue to cooperate in the Canadian class action proceedings and the FCA investigation, an adverse outcome to any such proceedings and investigation could subject us to fines or other obligations, which could have a material adverse effect on our financial condition, results of operations, or cash flows in future periods.

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

Guarantees and General Indemnifications

We may issue standby letters of credit and performance and surety bonds in the normal course of business. The aggregate notional amounts of all performance and surety bonds and standby letters of credit was not material at June 30, 2022 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business was not material at June 30, 2022. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements.

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

7. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2018 with a few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $6.3 million.

Effective Tax Rate

Our effective income tax rate was 23.9% for the three months ended June 30, 2022, compared to 22.1% for the three months ended June 30, 2021. Our effective income tax rate was 25.4% for the six months ended June 30, 2022, compared to 23.2% for the six months ended June 30, 2021. Our effective tax rate was higher for the second quarter and first six months of 2022 as compared to 2021 due to a greater foreign income tax rate differential. The increase in the foreign rate differential was primarily driven by the adjustment to fully impair our investment in Russia.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the six months ended June 30, 2022, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2021	$(292.5)	$(1.9)	$(1.0)	$(295.4)
Other comprehensive loss before reclassifications	(131.8)	—	—	(131.8)
Amounts reclassified from accumulated other comprehensive loss	13.6	(0.8)	—	12.8
Net current-period other comprehensive income (loss)	(118.2)	(0.8)	—	(119.0)
Balance, June 30, 2022	$(410.7)	$(2.7)	$(1.0)	$(414.4)

Changes in accumulated other comprehensive loss related to noncontrolling interests were not material as of June 30, 2022.

9. RESTRUCTURING CHARGES

In the fourth quarter of 2021, we recorded $8.6 million ($6.5 million, net of tax) of restructuring charges, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. This charge was recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and primarily relate to a reduction in headcount. As of June 30, 2022, $4.9 million of the fourth quarter 2021 restructuring charge has been paid, with the remaining future payments expected to be completed later in 2022.

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

A summary of segment products and services is as follows:

Workforce Solutions.  This segment includes employment, income, criminal history and social security number verification services as well as complementary payroll-based transaction services, employment tax management services and identity theft protection products offered directly to consumers and through employers.

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

Operating revenue and operating income by operating segment during the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating revenue:	2022	2021	2022	2021
Workforce Solutions	$609.2	$502.0	$1,258.1	$989.2
U.S. Information Solutions	421.4	455.7	854.4	915.1
International	286.1	277.1	567.5	543.5
Total operating revenue	$1,316.7	$1,234.8	$2,680.0	$2,447.8

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating income:	2022	2021	2022	2021
Workforce Solutions	$281.2	$265.8	$589.7	$531.5
U.S. Information Solutions	112.0	136.7	233.5	291.6
International	32.4	33.4	69.4	63.2
General Corporate Expense	(121.0)	(129.9)	(255.5)	(273.7)
Total operating income	$304.6	$306.0	$637.1	$612.6

Total assets by operating segment at June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
(In millions)	2022	2021
Total assets:
Workforce Solutions	$4,043.7	$3,888.3
U.S. Information Solutions	3,114.9	3,091.4
International	3,153.1	3,271.5
General Corporate	909.5	789.7
Total assets	$11,221.2	$11,040.9

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 1 of this Form 10-Q. This section discusses the results of our operations for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. All percentages have been calculated using unrounded amounts for each of the periods presented.

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

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the U.K., Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland, Chile, Costa Rica and India. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. We have a joint venture in Russia that offers consumer credit services; however, we determined as of March 31, 2022 to exit our ownership position, wrote the value of the investment to zero and expect no future economic benefit from the joint venture's operations going forward.

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
For 2022, our planning assumes economies in which we operate continue to show growth relative to 2021. In the U.S., 2022 economic activity, as measured by GDP, is expected to grow but not at the same rate of growth experienced in 2021. We expect modest growth in consumer credit, excluding mortgage, over the course of 2022. Our outlook assumes the U.S. mortgage market, as measured by credit inquiries, will decline by greater than 46 percent on average for the remaining six months of 2022 versus the same period in 2021. The U.S. mortgage market, particularly the mortgage refinance portion of the U.S. mortgage market, can be further impacted by U.S. interest rates and therefore mortgage rates. In the international markets in which we operate, we expect 2022 economic activity, as measured by GDP, to grow but less than the rates of growth experienced in 2021.

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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and Russia and have an investment in a consumer and commercial credit information company in Brazil. We determined as of March 31, 2022 to exit our ownership position in Russia, wrote the value of the investment to zero and expect no future economic benefit from the joint venture's operations going forward. Approximately 78% of our revenue was generated in the U.S. during the three months ended June 30, 2022 and 2021, respectively. Approximately 79% and 78% of our revenue was generated in the U.S. during the six months ended June 30, 2022 and 2021, respectively.

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

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and six months ended June 30, 2022 and 2021 were as follows:

	Key Performance Indicators
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per share data)
Operating revenue	$1,316.7	$1,234.8	$2,680.0	$2,447.8
Operating revenue change	7%	26%	9%	26%
Operating income	$304.6	$306.0	$637.1	$612.6
Operating margin	23.1%	24.8%	23.8%	25.0%
Net income attributable to Equifax	$200.6	$215.1	$422.4	$416.7
Diluted earnings per share	$1.63	$1.74	$3.42	$3.38
Cash provided by operating activities	$275.3	$407.7	$76.8	$551.1
Capital expenditures*	$(152.5)	$(117.4)	$293.3	$(224.9)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•We did not repurchase any shares from public market transactions in 2022. We repurchased 0.4 million shares of our common stock on the open market for $69.9 million during the first six months of 2021. At June 30, 2022, $520.2 million was available for future purchases of common stock under our share repurchase authorization.

•We paid out $95.7 million or $0.78 per share in dividends to our shareholders during the first six months of 2022.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Consolidated Financial Results

Operating Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2022	2021	$	%	2022	2021	$	%
	(In millions)				(In millions)
Workforce Solutions	$609.2	$502.0	$107.2	21%	$1,258.1	$989.2	$268.9	27%
U.S. Information Solutions	421.4	455.7	(34.3)	(8)%	854.4	915.1	(60.7)	(7)%
International	286.1	277.1	9.0	3%	567.5	543.5	24.0	4%
Consolidated operating revenue	$1,316.7	$1,234.8	$81.9	7%	$2,680.0	$2,447.8	$232.2	9%

Revenue increased by $81.9 million, or 7%, and by $232.2 million, or 9%, for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. Total revenue was negatively impacted by foreign exchange rates, which decreased revenue by $23.0 million, or 2%, and $35.6 million, or 1%, for the second quarter and first six months of 2022, compared to the same periods in 2021.

Revenue in the second quarter and first six months of 2022 increased primarily due to growth in Workforce Solutions and International, partially offset by a decline in the USIS business.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Expenses	2022	2021	$	%	2022	2021	$	%
	(In millions)				(In millions)
Consolidated cost of services	$542.1	$483.0	$59.1	12%	$1,095.5	$966.2	$129.3	13%
Consolidated selling, general and administrative expenses	330.2	328.4	1.8	1%	670.5	637.3	33.2	5%
Consolidated depreciation and amortization expense	139.8	117.4	22.4	19%	276.9	231.7	45.2	20%
Consolidated operating expenses	$1,012.1	$928.8	$83.3	9%	$2,042.9	$1,835.2	$207.7	11%

Cost of services increased $59.1 million and $129.3 million in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The increases for both periods were primarily due to higher royalty costs, people costs and production costs, which include third party cloud usage fees. The impact of changes in foreign exchange rates on costs of services led to a decrease of $12.4 million and $19.0 million in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021.

Selling, general and administrative expenses increased $1.8 million and $33.2 million for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The increase in the second quarter was due to increases in sales and marketing related costs, offset by a decrease in people costs related to incentive plans. The increase in the first six months of 2022 was driven by an increase in sales and marketing related costs. The impact of changes in foreign currency exchange rates led to a decrease in selling, general and administrative expenses of $6.4 million and $10.0 million for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021.

Depreciation and amortization expense increased $22.4 million and $45.2 million for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The increase was due to the higher amortization of purchased intangible assets related to recent acquisitions and increased amortization of capitalized internal-use software and system costs from technology transformation capital spending incurred previously. The impact of changes in foreign currency exchange rates led to a decrease in depreciation and amortization expense of $3.0 million and $4.8 million, for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021.

Operating Income and Operating Margin

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Consolidated Operating Income	2022	2021	$	%		2022	2021	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$1,316.7	$1,234.8	$81.9	7%		$2,680.0	$2,447.8	$232.2	9%
Consolidated operating expenses	1,012.1	928.8	83.3	9%		2,042.9	1,835.2	207.7	11%
Consolidated operating income	$304.6	$306.0	$(1.4)	—%		$637.1	$612.6	$24.5	4%
Consolidated operating margin	23.1%	24.8%		(1.7)	pts	23.8%	25.0%		(1.2)	pts

Total company operating margin decreased by 1.7 percentage points and 1.2 percentage points in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The margin decrease was due to the aforementioned increased operating expense and amortization expense that outpaced revenue growth during the period.

Interest Expense and Other Income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Interest Expense and Other Income, net	2022	2021	$	%	2022	2021	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(41.6)	$(34.9)	$(6.7)	19%	$(81.4)	$(72.1)	$(9.3)	13%
Consolidated other income, net	1.8	6.0	(4.2)	nm	12.9	5.1	7.8	nm
Average cost of debt	2.9%	3.4%			2.9%	3.4%
Total consolidated debt, net, at quarter end	$5,685.2	$3,881.6	$1,803.6	46%	$5,685.2	$3,881.6	$1,803.6	46%
nm - not meaningful

Interest expense increased by $6.7 million and $9.3 million in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The increase for the second quarter and first six months of 2022 was due to higher debt balances in 2022 when compared to the same periods of 2021 due to the purchase of Insights in the fourth quarter of 2021.

Other income, net, decreased by $4.2 million in the second quarter of 2022, as compared to the same period in 2021. Other income, net, increased by $7.8 million in the first six months of 2022, compared to the same period in 2021. The decrease for the second quarter of 2022 was due to the fair value adjustment of our investment in Brazil, offset by gains associated with the sale of two equity investments. The increase for the first six months of 2022 was due to gains associated with the sale of two equity method investments and the fair value adjustment of our investment in Brazil, partially offset by the other-than-temporary impairment recognized in the first quarter of 2022 related to our equity investment in Russia.

Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Provision for Income Taxes	2022	2021	$	%	2022	2021	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$(63.4)	$(61.2)	$(2.2)	4%	$(144.4)	$(126.8)	$(17.6)	14%
Effective income tax rate	23.9%	22.1%			25.4%	23.2%

Our effective income tax rate was 23.9% for the three months ended June 30, 2022, compared to 22.1% for the three months ended June 30, 2021. Our effective income tax rate was 25.4% for the six months ended June 30, 2022, compared to 23.2% for the six months ended June 30, 2021. Our effective tax rate was higher for the second quarter and first six months of 2022 as compared to 2021 due to a greater foreign income tax rate differential. The increase in the foreign rate differential was primarily driven by the adjustment to fully impair our investment in Russia.

Net Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Net Income	2022	2021	$	%	2022	2021	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$304.6	$306.0	$(1.4)	—%	$637.1	$612.6	$24.5	4%
Consolidated interest expense and other income (expense), net	(39.8)	(28.9)	(10.9)	38%	(68.5)	(67.0)	(1.5)	2%
Consolidated provision for income taxes	(63.4)	(61.2)	(2.2)	4%	(144.4)	(126.8)	(17.6)	14%
Consolidated net income	201.4	215.9	(14.5)	(7)%	424.2	418.8	5.4	1%
Net income attributable to noncontrolling interests	(0.8)	(0.8)	—	—%	(1.8)	(2.1)	0.3	16%
Net income attributable to Equifax	$200.6	$215.1	$(14.5)	(7)%	$422.4	$416.7	$5.7	1%
Diluted earnings per common share:
Net income attributable to Equifax	$1.63	$1.74	$(0.11)	(6)%	$3.42	$3.38	$0.04	1%
Weighted-average shares used in computing diluted earnings per share	123.3	123.5			123.4	123.4

Consolidated net income decreased by $14.5 million and increased by $5.4 million for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The decrease for the second quarter of 2022 is due to increased interest, other and income tax expenses in 2022 as operating income levels remained similar across both periods. The increase for the first six months of 2022 is due to increased operating income resulting from increased revenue, partially offset by higher tax expense for the first six months of 2022.

Segment Financial Results

Workforce Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Workforce Solutions	2022	2021	$	%		2022	2021	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$504.5	$394.5	$110.0	28%		$1,017.8	$779.6	$238.2	31%
Employer Services	104.7	107.5	(2.8)	(3)%		240.3	209.6	30.7	15%
Total operating revenue	$609.2	$502.0	$107.2	21%		$1,258.1	$989.2	$268.9	27%
% of consolidated revenue	46%	41%				47%	40%
Total operating income	$281.2	$265.8	$15.4	6%		$589.7	$531.5	$58.2	11%
Operating margin	46.2%	53.0%		(6.8)	pts	46.9%	53.7%		(6.8)	pts

Workforce Solutions revenue increased by 21% and 27% in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The increases for both periods were due to strong growth in Verification Services driven by growth in non-mortgage verticals and acquisition revenue in both Verification and Employer Services.

Verification Services

Revenue increased by 28% and 31% for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The increase in revenue for both periods was due to strong growth in talent solutions, government, other non-mortgage verticals, and acquisition revenue principally from Insights, offset by a decline in the mortgage vertical due to significantly slower U.S. mortgage origination activity in 2022 due to higher interest rates. Verification Services benefited across all verticals from the continued growth of employment and income records in The Work Number database.

Employer Services

Revenue decreased by 3% and increased by 15% in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The decrease for the second quarter of 2022 is due to a decrease in unemployment claims management revenue as the number of claims has returned to pre-COVID-19 levels in 2022 after having been significantly higher in 2021 due to the economic impact of COVID-19 on the U.S. economy. The increase for the first six months of 2022 was due to acquisition revenue and growth in employee services, partially offset by a decrease in unemployment claims revenue.

Workforce Solutions Operating Margin

Operating margin decreased to 46.2% for the second quarter of 2022 from 53.0% for the second quarter of 2021, and to 46.9% for the first six months of 2022 from 53.7% for the first six months of 2021. The decreased margin for both periods is due to increased purchased intangible asset amortization costs, royalty costs, people costs and production costs which all grew faster than the increase in revenue.

USIS

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
U.S. Information Solutions	2022	2021	$	%		2022	2021	$		%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$329.2	$347.8	$(18.6)	(5)%		$673.0	$699.9	$(26.9)		(4)%
Mortgage Solutions	36.8	49.3	(12.5)	(25)%		80.3	103.4	(23.1)		(22)%
Financial Marketing Services	55.4	58.6	(3.2)	(5)%		101.1	111.8	(10.7)		(10)%
Total operating revenue	$421.4	$455.7	$(34.3)	(8)%		$854.4	$915.1	$(60.7)		(7)%
% of consolidated revenue	32%	37%				32%	37%
Total operating income	$112.0	$136.7	$(24.7)	(18)%		$233.5	$291.6	$(58.1)		(20)%
Operating margin	26.6%	30.0%		(3.4)	pts	27.3%	31.9%		(4.6)	pts

USIS revenue decreased by 8% and 7% for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The decreases in both periods were due to the negative impact of declining mortgage inquiry volumes on both online services and mortgage solutions, partially offset by acquisition-related revenue and growth in non-mortgage online services. The decline in mortgage related online revenue and mortgage solutions revenue is due to declining mortgage inquiry volumes caused by higher interest rates during both periods of 2022 compared to the overall strength of the U.S. mortgage market in the prior year.

Online Information Solutions

Revenue decreased by 5% and 4% for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The decreases for both periods were due to declining mortgage origination volumes compared to the prior year, partially offset by revenue from acquisitions and continued growth of non-mortgage online services.

Mortgage Solutions

Revenue decreased by 25% and 22% in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. Total mortgage market credit inquiries reported by USIS declined by 33% and 29% in the second quarter and first six months of 2022, respectively, as compared to the prior year.

Financial Marketing Services

Revenue decreased by 5% and 10% for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The decreases for the second quarter and first six months of 2022 were driven by lower fraud, risk management and other data services revenue, partially offset by growth in marketing and wealth data sales.

USIS Operating Margin

USIS operating margin decreased to 26.6% for the second quarter of 2022 from 30.0% for the second quarter of 2021 and to 27.3% for the first six months of 2022 from 31.9% for the first six months of 2021. The margin decrease for both periods is due to the decrease in revenue and increase in depreciation expense related to increased capitalized software development spending and cloud production costs, partially offset by a decrease in royalty costs driven by the overall mortgage market decline.

International

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
International	2022	2021	$		%	2022	2021	$		%
	(In millions)					(In millions)
Operating revenue:
Asia Pacific	$90.1	$91.6	$(1.5)		(2)%	$176.6	$178.6	$(2.0)		(1)%
Europe	79.8	76.7	3.1		4%	165.6	153.7	11.9		8%
Canada	64.0	64.7	(0.7)		(1)%	125.7	125.4	0.3		—%
Latin America	52.2	44.1	8.1		18%	99.6	85.8	13.8		16%
Total operating revenue	$286.1	$277.1	$9.0		3%	$567.5	$543.5	$24.0		4%
% of consolidated revenue	22%	22%				21%	23%
Total operating income	$32.4	$33.4	$(1.0)		(3)%	$69.4	$63.2	$6.2		10%
Operating margin	11.3%	12.1%		(0.8)	pts	12.2%	11.6%		0.6	pts

International revenue increased by 3% and 4% in the second quarter and the first six months of 2022, respectively, compared to the same periods in 2021. On a local currency basis, revenue increased by 11% in the second quarter and first six months of 2022, respectively, driven by growth in all geographies. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $23.0 million, or 8%, for the second quarter of 2022, and by $35.6 million, or 7%, for the first six months of 2022.

Asia Pacific

On a local currency basis, revenue increased by 6% for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The increases in both periods were driven by our commercial, consumer, identity and fraud, and background check verifications businesses in Australia, in addition to growth in India due to higher consumer volumes. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $7.2 million, or 8%, and $12.7 million, or 7%, for the second quarter and first six months of 2022, respectively. Reported revenue decreased by 2% and 1% for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021.

Europe

On a local currency basis, revenue increased by 16% for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The increases in both periods were driven by growth in the debt services business with higher volumes in the public sector, partially offset by a decline in the consumer direct business. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $9.2 million, or 12%, and $12.4 million, or 8%, for the second quarter and first six months of 2022, respectively. Reported revenue increased by 4% and 8% for the second quarter and first six months of 2022, compared to the same periods in 2021.

Canada

On a local currency basis, revenue increased by 2% for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The increases in both periods were driven by higher batch credit volumes, partially offset by declines in consumer services, mortgage related products, and online businesses due to interest rate increases. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.0 million, or 3%, and $2.1 million or 2%, for the second quarter and first six months of 2022, respectively. Reported revenue decreased by 1% and remained flat for the second quarter and first six months of 2022, compared to the same periods in 2021.

Latin America

On a local currency basis, revenue increased by 28% and 26% for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The increases in both periods reflect local currency growth across most countries driven by price increases mainly in Argentina and Chile, as well as growth due to acquisition revenue. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $4.5 million, or 10%, and $8.4 million, or 10%, for the second quarter and first six months of 2022, respectively, primarily within Argentina and Chile. Reported revenue increased by 18% and 16% for the second quarter and first six months of 2022, compared to the same periods in 2021.

International Operating Margin

Operating margin decreased to 11.3% for the second quarter of 2022 from 12.1% for the second quarter of 2021 and increased to 12.2% for the first six months of 2022 from 11.6% for the first six months of 2021. The decreased margin for the second quarter of 2022 is due to higher cloud production costs and depreciation expense related to technology transformation project spending, partially offset by higher revenue. The increased margin for the first six months of 2022 is due to higher revenue and lower purchased intangible asset amortization costs in Australia, partially offset by higher cloud production costs and depreciation expense related to technology transformation project spending.

General Corporate Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
General Corporate Expense	2022	2021	$	%	2022	2021	$	%
	(In millions)				(In millions)
General corporate expense	$121.0	$129.9	$(8.9)	(7)%	$255.5	$273.7	$(18.2)	(7)%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, security, data and analytics, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense decreased by $8.9 million and $18.2 million for the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The decrease was due to reduced people costs, primarily incentive plans.

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

Funds generated by operating activities, our Revolver and related CP program, more fully described below, are our most significant sources of liquidity. At June 30, 2022, we had $223.6 million in cash balances, as well as $788.6 million available to borrow under our Revolver.

Sources and Uses of Cash

We believe that our existing cash balance, liquidity available from our CP and Revolver, cash generated from ongoing operations and continued access to public or private debt markets will be sufficient to satisfy cash requirements over the next 12 months and beyond. While there was no significant change in our cash requirements as of June 30, 2022 compared to December 31, 2021, we have utilized existing CP capacity, together with cash from operating activities, to meet our current obligations. This includes the $345.0 million consumer class action settlement payment that was made in January 2022 related to the U.S. Consumer MDL Litigation settlement that became effective on January 11, 2022. In addition, we plan to pay off the $500.0 million Senior Notes due December 2022 with a combination of operating cash flow, available capacity under our Revolver and related CP program, or borrowings in the public or private debt markets.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of June 30, 2022, we held $194.4 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2022	2021	2022 vs. 2021
	(In millions)
Operating activities	$76.8	$551.1	$(474.3)
Investing activities	$(328.7)	$(1,095.6)	$766.9
Financing activities	$265.0	$(680.3)	$945.3

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2022 decreased by $474.3 million compared to the prior year period due to the $345.0 million consumer class action settlement payment that was made in January 2022 related to the U.S. Consumer MDL Litigation settlement that became effective on January 11, 2022 and an increase in working capital during the year.

Investing Activities

Capital Expenditures

	Six Months Ended June 30,		Change
Net cash used in:	2022	2021	2022 vs. 2021
	(In millions)
Capital expenditures*	$(315.4)	$(235.5)	$(79.9)
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

Capital expenditures paid in the first six months of 2022 increased by $79.9 million from the same period in 2021. We are continuing to invest in enhanced technology systems and infrastructure as part of our technology transformation.

Acquisitions, Divestitures and Investments

	Six Months Ended June 30,		Change
Net cash used in:	2022	2021	2022 vs. 2021
	(In millions)
Acquisitions, net of cash acquired	$(111.4)	$(861.6)	$750.2
Cash received from divestiture	$98.1	$1.5	$96.6

During the first six months of 2022, we acquired Efficient Hire within our Workforce Solutions segment and Data Crédito within our International segment. During the first six months of 2022, we reported $98.1 million of cash inflows from investing activities associated with cash received from the sale of two investments and the pending sale of another investment. During the first six months of 2021, we acquired Kount within our USIS segment, HIREtech and i2Verify within our Workforce Solutions segment and a small tuck-in acquisition within our International segment. In addition, in 2021, we sold a small business within our International segment.

Financing Activities

Borrowings and Credit Facility Availability

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2022	2021	2022 vs. 2021
	(In millions)
Net short-term borrowings	$386.7	$(0.6)	$387.3
Payments on long-term debt	$—	$(500.1)	$500.1

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

As of June 30, 2022, there were $0.4 million of letters of credit outstanding, no outstanding borrowings under the Revolver, $700.0 million outstanding under the Term Loan and $711.0 million of outstanding CP notes. Availability under the Revolver was $788.6 million at June 30, 2022.

At June 30, 2022, 75% of our debt was fixed-rate debt and 25% was effectively variable debt. Our variable-rate debt consists of our outstanding term loan and CP. The interest rates reset periodically, depending on the terms of the respective financing agreements. At June 30, 2022, the interest rate on our variable-rate debt ranged from 1.25% to 2.94%.

Borrowing and Repayment Activity

We primarily borrow under our CP program and Revolver as needed and as availability allows. Net short-term borrowings primarily represent net borrowings or repayments of outstanding amounts under our CP program. There were no borrowings or payments on long-term debt for the first six months of 2022 or 2021.

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

In August 2021, we entered into our new Senior Credit Facilities as noted above in anticipation of the Appriss Insights acquisition, which provides additional financial flexibility. The Senior Credit Facilities include a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA for the preceding four quarters, of (i) 3.75 to 1.0 initially, (ii) 4.25 to 1.0 for the first fiscal quarter ending after the consummation of the Company’s acquisition of Appriss Insights on October 1, 2021, until the fourth fiscal quarter ending September 30, 2022, (iii) 4.0 to 1.0 for the fifth fiscal quarter ending December 31, 2022 until the sixth fiscal quarter ending March 31, 2023 and (iv) 3.75 to 1.0 for the seventh fiscal quarter ending June 30, 2023 and through the remaining term of the Revolver. We may also elect to increase the maximum leverage ratio by 0.5 to 1.0 (subject to a maximum leverage ratio of 4.75 to 1.0) in connection with certain material acquisitions if we satisfy certain requirements. The Senior Credit Facilities also permit cash in excess of $175 million to be netted against debt in the calculation of the leverage ratio, subject to certain restrictions.

As of June 30, 2022, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of the outstanding debt; however, our 3.3% senior notes due 2022, 3.95% senior notes due 2023, 2.6% senior notes due 2024, 2.6% senior notes due 2025, 3.25% senior notes due 2026, 3.1% senior notes due 2030, 2.35% senior notes due 2031 and 7.0% senior notes due 2037 (collectively, the “Senior Notes”) contain change in control provisions. If the Company experiences a change of control or publicly announces the Company’s intention to effect a change of control and the rating on the Senior Notes is lowered by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) below an investment grade rating within 60 days of such change of control or notice thereof, then the Company will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. As of June 30, 2022, our S&P credit rating was BBB with a stable outlook and our Moody’s credit rating was Baa2 with a stable outlook. These ratings are subject to change as events and circumstances change.

 For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2021 Form 10-K.

Equity Transactions

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2022	2021	2022 vs. 2021
	(In millions)
Treasury stock repurchases	$—	$(69.9)	$69.9
Dividends paid to Equifax shareholders	$(95.7)	$(95.0)	$(0.7)
Dividends paid to noncontrolling interests	$(2.4)	$(5.8)	$3.4
Proceeds from exercise of stock options and employee stock purchase plan	$8.7	$25.1	$(16.4)
Payment of taxes related to settlement of equity awards	$(32.3)	$(30.4)	$(1.9)
Purchase of noncontrolling interests	$—	$(3.6)	$3.6

Sources and uses of cash related to equity during the six months ended June 30, 2022 and 2021 were as follows:

-    During the first six months of 2022, we did not repurchase any shares of our common stock on the open market. During the first six months of 2021, we repurchased $0.4 million shares of our common stock for $69.9 million.

-    We maintained our quarterly dividend of $0.39 per share in the second quarter of 2022. We paid cash dividends to Equifax shareholders of $95.7 million and $95.0 million, or $0.78 per share, during the six months ended June 30, 2022 and 2021, respectively.

-    We received cash of $8.7 million and $25.1 million during the first six months of 2022 and 2021, respectively, from the exercise of stock options and the employee stock purchase plan.

At June 30, 2022, the Company had $520.2 million remaining for stock repurchases under the existing authorization from the board of directors.

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

Foreign Currency

Argentina experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as a highly inflationary economy which resulted in the recognition of a $0.1 million foreign currency gain and a $0.1 million foreign currency loss that was recorded in other income, net in our Consolidated Statements of Income during the three months and six months ended June 30, 2022 and June 30, 2021, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2021 Form 10-K. There were no material changes to our market risk exposure during the three and six months ended June 30, 2022.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation and Investigations related to the 2017 Cybersecurity Incident

In 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of certain personally identifiable information of U.S., Canadian and U.K. consumers. Following the 2017 cybersecurity incident, hundreds of class actions and other lawsuits were filed against us typically alleging harm from the incident and seeking various remedies, including monetary and injunctive relief. We were also subject to investigations and inquiries by federal, state and foreign governmental agencies and officials regarding the 2017 cybersecurity incident and related matters. Most of these lawsuits and government investigations have concluded or been resolved, including pursuant to the settlement agreements described below and in prior filings, while others remain ongoing. The Company’s participation in these settlements does not constitute an admission by the Company of any fault or liability, and the Company does not admit fault or liability.

Consumer Settlement

On July 19, 2019 and July 22, 2019, we entered into multiple agreements that resolve the U.S. consolidated consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (the “U.S. Consumer MDL Litigation”), and the investigations of the FTC, the CFPB, the Attorneys General of 48 states, the District of Columbia and Puerto Rico and the NYDFS (collectively, the “Consumer Settlement”). The Consumer Settlement became effective on January 11, 2022. Under the terms of the Consumer Settlement, the Company contributed $380.5 million to a non-reversionary settlement fund (the “Consumer Restitution Fund”) to provide restitution for U.S. consumers identified by the Company whose personal information was compromised as a result of the 2017 cybersecurity incident as well as to pay reasonable attorneys’ fees and reasonable costs and expenses for the plaintiffs’ counsel in the U.S. Consumer MDL Litigation (not to exceed $80.5 million), settlement administration costs and notice costs. The Company has agreed to contribute up to an additional $125.0 million to the Consumer Restitution Fund to cover certain unreimbursed costs and expenditures incurred by affected U.S. consumers in the event the $380.5 million in the Consumer Restitution Fund is exhausted. The Company also agreed to various business practice commitments related to consumer assistance and its information security program, including conducting third party assessments of its information security program.
Other Matters

We face other lawsuits and government investigations related to the 2017 cybersecurity incident that have not yet been concluded or resolved. These ongoing matters may result in judgments, fines or penalties, settlements or other relief. We dispute the allegations in the remaining lawsuits and intend to defend against such claims. Set forth below are descriptions of these matters.

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

On December 13, 2019, the court in Ontario granted certification of a nationwide class that includes all impacted Canadians as well as Canadians who had subscription products with Equifax between March 7, 2017 and July 30, 2017 who were not impacted by the incident. We appealed one of the claims on which a class was certified and on June 9, 2021, our appeal was granted by the Ontario Divisional Court. The plaintiff has since filed a notice of further appeal with the Ontario Court of Appeal, which was argued before the Court of Appeal in June 2022. All remaining purported class actions are at preliminary stages or stayed.

FCA Investigation. The U.K.’s Financial Conduct Authority (“FCA”) opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017. The investigation by the FCA has involved a number of information requirements and interviews. We continue to respond to the information requirements and are cooperating with the investigation.

Although we continue to cooperate in the Canadian class action proceedings and the FCA investigation, an adverse outcome to any such proceedings and investigation could subject us to fines or other obligations, which could have a material adverse effect on our financial condition, results of operations, or cash flows in future periods.

CFPB Matter

In December 2021, we received a Civil Investigative Demand (a “CID”) from the CFPB as part of its investigation into our consumer disputes process in order to determine whether we have followed the Fair Credit Reporting Act's requirements for the proper handling of consumer disputes. The CID requests the production of documents and answers to written questions. We are cooperating with the CFPB in its investigation and are in discussions with the CFPB regarding our response to the CID. At this time, we are unable to predict the outcome of this CFPB investigation, including whether the investigation will result in any action or proceeding against us.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 30, 2022:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
April 1 - April 30, 2022	380	$—	—	$520,168,924
May 1 - May 31, 2022	10,961	$—	—	$520,168,924
June 1 - June 30, 2022	862	$—	—	$520,168,924
Total	12,203		—	520,168,924

(1)The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 380 shares for the month of April 2022, 10,961 shares for the month of May 2022, and 862 shares for the month of June 2022.

(2)Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions). For the quarter ended June 30, 2022 we did not repurchase any shares of our common stock under our share repurchase program.

(3)At June 30, 2022, the amount authorized for future share repurchases under the share repurchase program was $520.2 million. The program does not have a stated expiration date.

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

Equifax Inc.
(Registrant)

Date:	July 21, 2022	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	July 21, 2022		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer
and Chief Operations Officer
(Principal Financial Officer)

Date:	July 21, 2022		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)