Form 10-Q
period 2022-09-30
EQUIFAX INC
filed 2022-10-20
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

On October 7, 2022, there were 122,443,429 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2022

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2022	2021
(In millions, except per share amounts)
Operating revenue	$1,244.3	$1,222.9
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	542.5	489.0
Selling, general and administrative expenses	318.0	344.2
Depreciation and amortization	140.9	116.5
Total operating expenses	1,001.4	949.7
Operating income	242.9	273.2
Interest expense	(47.1)	(35.0)
Other income, net	23.9	27.2
Consolidated income before income taxes	219.7	265.4
Provision for income taxes	(52.8)	(58.8)
Consolidated net income	166.9	206.6
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.2)	(1.2)
Net income attributable to Equifax	$165.7	$205.4
Basic earnings per common share:
Net income attributable to Equifax	$1.35	$1.68
Weighted-average shares used in computing basic earnings per share	122.4	121.9
Diluted earnings per common share:
Net income attributable to Equifax	$1.34	$1.66
Weighted-average shares used in computing diluted earnings per share	123.3	123.7
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
(In millions, except per share amounts)
Operating revenue	$3,924.3	$3,670.7
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	1,638.0	1,455.3
Selling, general and administrative expenses	988.5	981.4
Depreciation and amortization	417.8	348.2
Total operating expenses	3,044.3	2,784.9
Operating income	880.0	885.8
Interest expense	(128.5)	(107.1)
Other income, net	36.8	32.3
Consolidated income before income taxes	788.3	811.0
Provision for income taxes	(197.2)	(185.5)
Consolidated net income	591.1	625.5
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(3.1)	(3.4)
Net income attributable to Equifax	$588.0	$622.1
Basic earnings per common share:
Net income attributable to Equifax	$4.81	$5.11
Weighted-average shares used in computing basic earnings per share	122.3	121.8
Diluted earnings per common share:
Net income attributable to Equifax	$4.77	$5.04
Weighted-average shares used in computing diluted earnings per share	123.3	123.5
Dividends per common share	$1.17	$1.17

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,
	2022			2021
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$165.7	$1.2	$166.9	$205.4	$1.2	$206.6
Other comprehensive income (loss):
Foreign currency translation adjustment	(181.1)	(0.5)	(181.6)	(100.1)	(1.2)	(101.3)
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	(0.7)	—	(0.7)	1.2	—	1.2
Comprehensive (loss) income	$(16.1)	$0.7	$(15.4)	$106.5	$—	$106.5

	Nine Months Ended September 30,
	2022			2021
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$588.0	$3.1	$591.1	$622.1	$3.4	$625.5
Other comprehensive income (loss):
Foreign currency translation adjustment	(299.3)	(0.8)	(300.1)	(84.9)	(0.7)	(85.6)
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	(1.5)	—	(1.5)	0.6	—	0.6
Comprehensive income	$287.2	$2.3	$289.5	$537.8	$2.7	$540.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except par values)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$241.7	$224.7
Trade accounts receivable, net of allowance for doubtful accounts of $15.5 and $13.9 at September 30, 2022 and December 31, 2021, respectively	845.0	727.6
Prepaid expenses	141.2	108.4
Other current assets	67.0	60.2
Total current assets	1,294.9	1,120.9
Property and equipment:
Capitalized internal-use software and system costs	1,985.3	1,727.3
Data processing equipment and furniture	306.3	299.6
Land, buildings and improvements	257.3	250.3
Total property and equipment	2,548.9	2,277.2
Less accumulated depreciation and amortization	(1,061.9)	(961.3)
Total property and equipment, net	1,487.0	1,315.9
Goodwill	6,304.3	6,258.1
Indefinite-lived intangible assets	94.8	94.9
Purchased intangible assets, net	1,857.4	1,898.0
Other assets, net	269.6	353.1
Total assets	$11,308.0	$11,040.9
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$1,062.9	$824.8
Accounts payable	172.9	211.6
Accrued expenses	221.5	237.5
Accrued salaries and bonuses	159.5	257.9
Deferred revenue	107.2	121.3
Other current liabilities	294.7	638.2
Total current liabilities	2,018.7	2,291.3
Long-term debt	4,819.2	4,470.1
Deferred income tax liabilities, net	419.7	358.2
Long-term pension and other postretirement benefit liabilities	104.0	130.1
Other long-term liabilities	170.8	190.0
Total liabilities	7,532.4	7,439.7
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at September 30, 2022 and December 31, 2021; Outstanding shares - 122.4 and 122.1 at September 30, 2022 and December 31, 2021, respectively	236.6	236.6
Paid-in capital	1,580.1	1,536.7
Retained earnings	5,195.8	4,751.6
Accumulated other comprehensive loss	(596.2)	(295.4)
Treasury stock, at cost, 66.3 shares and 66.6 shares at September 30, 2022 and December 31, 2021, respectively	(2,651.4)	(2,639.2)
Stock held by employee benefit trusts, at cost, 0.6 shares at September 30, 2022 and December 31, 2021	(5.9)	(5.9)
Total Equifax shareholders’ equity	3,759.0	3,584.4
Noncontrolling interests including redeemable noncontrolling interests	16.6	16.8
Total equity	3,775.6	3,601.2
Total liabilities and equity	$11,308.0	$11,040.9

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Operating activities:
Consolidated net income	$591.1	$625.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	424.1	354.9
Stock-based compensation expense	50.4	44.8
Deferred income taxes	47.9	12.6
(Gain) loss on fair market value adjustment and gain on sale of equity investment	(20.2)	0.1
Gain on divestiture	—	(0.2)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(133.6)	(54.9)
Other assets, current and long-term	(32.0)	5.1
Current and long term liabilities, excluding debt	(496.0)	(38.4)
Cash provided by operating activities	431.7	949.5
Investing activities:
Capital expenditures	(468.4)	(332.9)
Acquisitions, net of cash acquired	(437.5)	(1,108.9)
Cash received from divestitures	98.8	1.5
Cash used in investing activities	(807.1)	(1,440.3)
Financing activities:
Net short-term (repayments) borrowings	(162.1)	499.2
Payments on long-term debt	—	(1,100.2)
Borrowings on long-term debt	749.3	1,697.3
Treasury stock purchases	—	(69.9)
Dividends paid to Equifax shareholders	(143.3)	(142.6)
Dividends paid to noncontrolling interests	(2.5)	(6.5)
Proceeds from exercise of stock options and employee stock purchase plan	13.5	33.4
Payment of taxes related to settlement of equity awards	(33.0)	(43.9)
Purchase of noncontrolling interests	—	(11.2)
Debt issuance costs	(5.4)	(13.2)
Cash provided by financing activities	416.5	842.4
Effect of foreign currency exchange rates on cash and cash equivalents	(24.1)	(10.7)
Decrease in cash and cash equivalents	17.0	340.9
Cash and cash equivalents, beginning of period	224.7	1,684.6
Cash and cash equivalents, end of period	$241.7	$2,025.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended September 30, 2022

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, June 30, 2022	122.4	$236.6	$1,563.2	$5,078.1	$(414.4)	$(2,652.6)	$(5.9)	$16.0	$3,821.0
Net income	—	—	—	165.7	—	—	—	1.2	166.9
Other comprehensive loss	—	—	—	—	(181.8)	—	—	(0.5)	(182.3)
Shares issued under stock and benefit plans, net of minimum tax withholdings	—	—	3.0	—	—	1.2	—	—	4.2
Cash dividends ($0.39 per share)	—	—	—	(48.0)	—	—	—	—	(48.0)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	13.7	—	—	—	—	—	13.7
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, September 30, 2022	122.4	$236.6	$1,580.1	$5,195.8	$(596.2)	$(2,651.4)	$(5.9)	$16.6	$3,775.6

For the Three Months Ended September 30, 2021

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, June 30, 2021	121.8	$236.6	$1,506.8	$4,505.7	$(156.8)	$(2,625.9)	$(5.9)	$38.1	$3,498.6
Net income	—	—	—	205.4	—	—	—	1.2	206.6
Other comprehensive loss	—	—	—	—	(98.9)	—	—	(1.2)	(100.1)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	(0.3)	—	—	(4.9)	—	—	(5.2)
Cash dividends ($0.39 per share)	—	—	—	(47.8)	—	—	—	—	(47.8)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	10.9	—	—	—	—	—	10.9
Purchases of redeemable noncontrolling interests	—	—	—	—	—	—	—	(7.6)	(7.6)
Redeemable noncontrolling interest adjustment	—	—	—	14.0	—	—	—	(14.0)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Other	—	—	—	0.1	—	—	—	0.1	0.2
Balance, September 30, 2021	122.0	$236.6	$1,517.6	$4,677.4	$(255.7)	$(2,630.8)	$(5.9)	$15.9	$3,555.1

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Nine Months Ended September 30, 2022

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2021	122.1	$236.6	$1,536.7	$4,751.6	$(295.4)	$(2,639.2)	$(5.9)	$16.8	$3,601.2
Net income	—	—	—	588.0	—	—	—	3.1	591.1
Other comprehensive loss	—	—	—	—	(300.8)	—	—	(0.8)	(301.6)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	(7.5)	—	—	(12.2)	—	—	(19.7)
Cash dividends ($1.17 per share)	—	—	—	(143.8)	—	—	—	—	(143.8)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	—	0.5
Stock-based compensation expense	—	—	50.4	—	—	—	—	—	50.4
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.5)	(2.5)
Balance, September 30, 2022	122.4	$236.6	$1,580.1	$5,195.8	$(596.2)	$(2,651.4)	$(5.9)	$16.6	$3,775.6

*At September 30, 2022, $520.2 million was available for future purchases of common stock under our share repurchase authorization.

For the Nine Months Ended September 30, 2021

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2020	121.8	$236.6	$1,470.7	$4,185.4	$(171.4)	$(2,547.0)	$(5.9)	$41.9	$3,210.3
Net income	—	—	—	622.1	—	—	—	3.4	625.5
Other comprehensive loss	—	—	—	—	(84.3)	—	—	(0.7)	(85.0)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.6	—	3.4	—	—	(13.9)	—	—	(10.5)
Treasury stock purchased under share repurchase program	(0.4)	—	—	—	—	(69.9)	—	—	(69.9)
Cash dividends ($1.17 per share)	—	—	—	(143.3)	—	—	—	—	(143.3)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation expense	—	—	44.8	—	—	—	—	—	44.8
Purchases of redeemable noncontrolling interests	—	—	—	—	—	—	—	(7.6)	(7.6)
Redeemable noncontrolling interest adjustment	—	—	—	13.2	—	—	—	(13.2)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(6.5)	(6.5)
Purchases of noncontrolling interests	—	—	(1.8)	—	—	—	—	(1.8)	(3.6)
Other	—	—	(0.2)	—	—	—	—	0.4	0.2
Balance, September 30, 2021	122.0	$236.6	$1,517.6	$4,677.4	$(255.7)	$(2,630.8)	$(5.9)	$15.9	$3,555.1

Accumulated Other Comprehensive Loss consists of the following components:

	September 30, 2022	December 31, 2021
	(In millions)
Foreign currency translation	$(591.8)	$(292.5)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $1.0 and $0.4 at September 30, 2022 and December 31, 2021, respectively	(3.4)	(1.9)
Cash flow hedging transactions, net of accumulated tax of $0.6 at September 30, 2022 and December 31, 2021	(1.0)	(1.0)
Accumulated other comprehensive loss	$(596.2)	$(295.4)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal history and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of September 30, 2022, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. We previously had a joint venture in Russia that offered consumer credit services; however, during the third quarter of 2022, we completed the sale of this equity method investment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Weighted-average shares outstanding (basic)	122.4	121.9	122.3	121.8
Effect of dilutive securities:
Stock options and restricted stock units	0.9	1.8	1.0	1.7
Weighted-average shares outstanding (diluted)	123.3	123.7	123.3	123.5

For the three and nine months ended September 30, 2022 and 2021, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of September 30, 2022 and December 31, 2021, the fair value of our long-term debt, including the current portion, was $5.3 billion and $5.2 billion compared to its carrying value of $5.8 billion and $5.0 billion, respectively.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed multiple acquisitions during the nine months ended September 30, 2022 and the year ended December 31, 2021. The values of certain assets acquired were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of definite-lived intangible assets acquired in these acquisitions were estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost and are due in less than a year. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Allowance for doubtful accounts, beginning of period	$15.6	$11.2	$13.9	$12.9
Current period bad debt expense	1.4	1.2	4.4	1.2
Write-offs, net of recoveries	(1.5)	(1.1)	(2.8)	(2.8)
Allowance for doubtful accounts, end of period	$15.5	$11.3	$15.5	$11.3

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily include amounts receivable related to vendor rebates and from tax authorities. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2022, these assets were $24.9 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent our investments in unconsolidated affiliates, the Company’s operating lease right-of-use assets, employee benefit trust assets, long-term deferred tax assets and assets related to life insurance policies covering certain officers of the Company.

Equity Investment. We record our equity investment in Brazil within Other Assets at fair value, using observable Level 1 inputs. The carrying value of the investment has been adjusted to $58.0 million as of September 30, 2022 based on quoted market prices, resulting in an unrealized gain of $5.7 million and unrealized loss of $0.7 million for the three and nine months ended September 30, 2022. The carrying value of the investment was $124.9 million as of September 30, 2021, resulting in an unrealized gain of $17.3 million and unrealized loss of $0.1 million for the three and nine months ended September 30, 2021. We previously had a joint venture in Russia that offered consumer credit services; however, during the third quarter of 2022, we completed the sale of this equity method investment. All unrealized gains or losses on these investments were recorded in Other income, net within the Consolidated Statements of Income.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 6, interest expense and accrued employee benefits. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2022, these funds were $24.9 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Benefit Plans. During the third quarter of 2022, we settled the liabilities under our Canadian Retirement Income Plan.

Recent Accounting Pronouncements. In October 2021, the FASB issued ASU No. 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The update provides clarifying guidance to reduce diversity in practice stating that contract assets, contract liabilities and deferred revenue acquired in business combinations should be measured in accordance with Accounting Standards Topic 606, rather than the fair value principles of Accounting Standards Topic 805. ASU 2021-08 is effective for all public business entities for annual periods beginning after December 15, 2022, although early adoption is permitted. This guidance must be applied on a prospective basis. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

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

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2022	2021	$	%	2022	2021	$	%
	(In millions)				(In millions)
Verification Services	$454.5	$402.7	$51.8	13%	$1,472.4	1,182.3	$290.1	25%
Employer Services	104.4	111.9	(7.5)	(7)%	344.7	321.5	23.2	7%
Total Workforce Solutions	558.9	514.6	44.3	9%	1,817.1	1,503.8	313.3	21%
Online Information Solutions	314.4	336.2	(21.8)	(6)%	987.5	1,036.0	(48.5)	(5)%
Mortgage Solutions	32.1	46.2	(14.1)	(31)%	112.3	149.7	(37.4)	(25)%
Financial Marketing Services	50.9	55.3	(4.4)	(8)%	152.0	167.1	(15.1)	(9)%
Total U.S. Information Solutions	397.4	437.7	(40.3)	(9)%	1,251.8	1,352.8	(101.0)	(7)%
Asia Pacific	87.1	89.0	(1.9)	(2)%	263.7	267.6	(3.9)	(1)%
Europe	80.7	75.9	4.8	6%	246.3	229.6	16.7	7%
Canada	66.2	61.0	5.2	9%	191.8	186.4	5.4	3%
Latin America	54.0	44.7	9.3	21%	153.6	130.5	23.1	18%
Total International	288.0	270.6	17.4	6%	855.4	814.1	41.3	5%
Total operating revenue	$1,244.3	$1,222.9	$21.4	2%	$3,924.3	$3,670.7	$253.6	7%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of September 30, 2022, inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$28.8
1 to 3 years	38.4
3 to 5 years	17.9
Thereafter	28.6
Total remaining performance obligation	$113.7

3. ACQUISITIONS AND INVESTMENTS

2022 Acquisitions and Investments. In the first quarter of 2022, the Company acquired 100% of Efficient Hire, a provider of cloud recruiting, onboarding and human resources management solutions, within the Workforce Solutions operating segment, and Data Crédito, a consumer credit reporting agency in the Dominican Republic, within the International operating segment. These acquisitions expand the Company's data assets and product offerings and broaden our geographic footprint.

In the third quarter of 2022, the Company acquired 100% of LawLogix, a leading provider of cloud-based I-9 software and immigration case management software, within the Workforce Solutions operating segment, and Midigator, a provider of post-transaction fraud mitigation solutions, within the U.S. Information Solutions ("USIS") business segment. The Company will account for these acquisitions in accordance with ASC 805, Business Combinations, which requires the assets acquired and the liabilities assumed to be measured at fair value at the date of the acquisition. The purchase price allocations for the LawLogix and Midigator acquisitions are not yet finalized and open areas relate to measurement of intangible assets, income taxes and working capital, as well as the assignment of goodwill recognized in the transactions. For the acquisitions that occurred during the third quarter of 2022, management estimated the allocation of purchased intangible assets and goodwill based on the analysis of previous acquisitions within the Workforce Solutions and USIS operating segments. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

2021 Acquisitions and Investments. In the first quarter of 2021, the Company acquired 100% of Kount, a provider of fraud prevention and digital identity solutions, for $640 million within the USIS business unit. Additionally, in the first quarter of 2021, the Company acquired 100% of HIREtech and i2Verify within the Workforce Solutions business unit, as well as a small acquisition and purchase of the remaining noncontrolling interest of a business within our International business unit. In the third quarter of 2021, the Company acquired 100% of Health e(fx) and Teletrack within the Workforce Solutions and USIS business units, respectively, as well as the purchase of the remaining noncontrolling interest of a business within our International business unit. Additionally, the Company acquired 100% of Appriss Insights on October 1, 2021, for cash consideration of approximately $1.825 billion, within the Workforce Solutions business unit.

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

Our annual goodwill impairment testing was completed during the third quarter of 2022. The estimated fair value for all reporting units exceeded the carrying value for those units as of September 30, 2022. As a result, no goodwill impairment was recorded.

Changes in the amount of goodwill for the nine months ended September 30, 2022, are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total

Balance, December 31, 2021	$2,365.4	$1,900.1	$1,992.6	$6,258.1
Acquisitions	145.0	111.8	27.0	283.8
Adjustments to initial purchase price allocation	1.4	(0.1)	(3.9)	(2.6)
Foreign currency translation	(0.4)	—	(210.0)	(210.4)
Divestitures	—	—	(24.6)	(24.6)
Balance, September 30, 2022	$2,511.4	$2,011.8	$1,781.1	$6,304.3

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our indefinite-lived intangible asset carrying amounts did not change materially during the nine months ended September 30, 2022.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated acquisition date fair value of consumer information files acquired primarily through various acquisitions primarily in the U.S., Australia and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2021 Form 10-K.

Purchased intangible assets at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,073.0	$(501.9)	$571.1	$1,103.1	$(466.0)	$637.1
Customer relationships	863.0	(382.7)	480.3	805.2	(354.9)	450.3
Proprietary database	706.5	(101.0)	605.5	710.2	(59.3)	650.9
Acquired software and technology	221.8	(36.8)	185.0	160.0	(18.9)	141.1
Trade names and other intangible assets	23.9	(16.5)	7.4	23.9	(12.6)	11.3
Non-compete agreements	13.5	(5.4)	8.1	11.0	(3.7)	7.3
Total definite-lived intangible assets	$2,901.7	$(1,044.3)	$1,857.4	$2,813.4	$(915.4)	$1,898.0

Amortization expense related to purchased intangible assets was $59.1 million and $40.1 million during the three months ended September 30, 2022 and 2021, respectively. Amortization expense related to purchased intangible assets was $174.4 million and $119.6 million during the nine months ended September 30, 2022 and 2021, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at September 30, 2022 is as follows:

Years ending December 31,	Amount
(In millions)
2022	$59.8
2023	233.1
2024	222.7
2025	217.7
2026	205.9
Thereafter	918.2
$1,857.4

5. DEBT

Debt outstanding at September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
	(In millions)
Commercial paper	$162.4	$321.9
Notes, 3.3%, due December 2022	500.0	500.0
Notes, 3.95%, due June 2023	400.0	400.0
Notes, 2.6%, due December 2024	750.0	750.0
Notes, 2.6%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Term loan, due August 2026	700.0	700.0
Notes, 5.10%, due December 2027	750.0	—
Debentures, 6.9%, due July 2028	125.0	125.0
Notes, 3.1%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	1,000.0
Notes, 7.0%, due July 2037	250.0	250.0
Other	0.5	3.2
Total debt	5,912.9	5,325.1
Less short-term debt and current maturities	(1,062.9)	(824.8)
Less unamortized discounts and debt issuance costs	(30.8)	(30.2)
Total long-term debt, net	$4,819.2	$4,470.1

5.1% Senior Notes. In September 2022, we issued $750.0 million aggregate principal amount of 5.1% five-year Senior Notes due 2027 (the "2027 Notes") in an underwritten public offering. Interest on the 2027 Notes accrues at a rate of 5.1% per year and is payable semi-annually in arrears on June 15 and December 15 of each year. The net proceeds of the sale of the 2027 Notes were ultimately used to repay, in October 2022, our then-outstanding $500.0 million 3.30% Senior Notes due December 2022. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our commercial paper program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2027 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

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

Senior Credit Facilities.  In August 2021, we refinanced our existing unsecured revolving credit facility of $1.1 billion set to expire September 2023, and entered into a new $1.5 billion five-year unsecured revolving credit facility (the “Revolver”) and a new $700.0 million delayed draw term loan (“Term Loan”), collectively known as the “Senior Credit Facilities,” both of which mature in August 2026. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date, any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the Revolver. As of September 30, 2022, there were $162.4 million of outstanding commercial paper notes, $0.4 million of letters of credit outstanding, no outstanding borrowings under the Revolver and $700.0 million outstanding under the Term Loan. Availability under the Revolver was $1,337.2 million at September 30, 2022.

Commercial Paper Program.  In the third quarter of 2021, we increased the size of our commercial paper (“CP”) program from $1.1 billion to $1.5 billion, consistent with the increase in our Revolver. The $1.5 billion CP program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings may bear interest at either a variable or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At September 30, 2022, there were $162.4 million of outstanding CP notes.

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

Guarantees and General Indemnifications

We may issue standby letters of credit and performance and surety bonds in the normal course of business. The aggregate notional amounts of all performance and surety bonds and standby letters of credit was not material at September 30, 2022 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business was not material at September 30, 2022. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements.

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

7. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2018 with a few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $6.5 million.

Effective Tax Rate

Our effective income tax rate was 24.0% for the three months ended September 30, 2022, compared to 22.1% for the three months ended September 30, 2021. Our effective income tax rate was 25.0% for the nine months ended September 30, 2022, compared to 22.9% for the nine months ended September 30, 2021. Our effective tax rate was higher for the third quarter and first nine months of 2022 as compared to 2021 due to a greater foreign income tax rate differential. The increase in the foreign rate differential was primarily driven by higher taxes on foreign earnings.

Inflation Reduction Act

On August 16, 2022, President Biden signed the Inflation Reduction Act ("IRA") into law, which included enactment of a 15% corporate minimum tax effective in 2023. We currently do not expect the corporate minimum tax to have a material impact on our financial results.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine months ended September 30, 2022, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2021	$(292.5)	$(1.9)	$(1.0)	$(295.4)
Other comprehensive loss before reclassifications	(312.9)	—	—	(312.9)
Amounts reclassified from accumulated other comprehensive loss	13.6	(1.5)	—	12.1
Net current-period other comprehensive income (loss)	(299.3)	(1.5)	—	(300.8)
Balance, September 30, 2022	$(591.8)	$(3.4)	$(1.0)	$(596.2)

Changes in accumulated other comprehensive loss related to noncontrolling interests were not material as of September 30, 2022.

9. RESTRUCTURING CHARGES

In the fourth quarter of 2021, we recorded $8.6 million ($6.5 million, net of tax) of restructuring charges, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. This charge was recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and primarily relate to a reduction in headcount. As of September 30, 2022, $6.4 million of the fourth quarter 2021 restructuring charge has been paid, with the remaining future payments expected to be completed later in 2022.

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

Operating revenue and operating income by operating segment during the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating revenue:	2022	2021	2022	2021
Workforce Solutions	$558.9	$514.6	$1,817.1	$1,503.8
U.S. Information Solutions	397.4	437.7	1,251.8	1352.8
International	288.0	270.6	855.4	814.1
Total operating revenue	$1,244.3	$1,222.9	$3,924.3	$3,670.7

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating income:	2022	2021	2022	2021
Workforce Solutions	$231.0	$254.0	$820.6	$785.5
U.S. Information Solutions	82.0	127.7	315.4	419.3
International	42.5	32.5	111.9	95.7
General Corporate Expense	(112.6)	(141.0)	(367.9)	(414.7)
Total operating income	$242.9	$273.2	$880.0	$885.8

Total assets by operating segment at September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
(In millions)	2022	2021
Total assets:
Workforce Solutions	$4,170.2	$3,888.3
U.S. Information Solutions	3,258.5	3,091.4
International	2,973.5	3,271.5
General Corporate	905.8	789.7
Total assets	$11,308.0	$11,040.9

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 1 of this Form 10-Q. This section discusses the results of our operations for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. All percentages have been calculated using unrounded amounts for each of the periods presented.

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

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the U.K., Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Dominican Republic,

Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland, Chile, Costa Rica and India. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. We previously had a joint venture in Russia that offered consumer credit services; however, during the third quarter of 2022, we completed the sale of this equity method investment.

Recent Events and Company Outlook
As further described in our 2021 Form 10-K, we operate in the U.S., which represented 78% of our revenue in 2021, and internationally in more than 20 countries. Our products and services span a wide variety of vertical markets including financial services, mortgage, federal, state and local governments, automotive, telecommunications, background screening and many others.
Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, small business commercial credit, marketing activity and employee hiring and onboarding activity. The impact of the COVID-19 pandemic and related actions to attempt to control its spread began to impact our consolidated operating results in the first quarter of 2020. During 2020, overall revenue grew, reflecting strong U.S. mortgage market demand in 2020 compared to 2019 and growth across our Workforce Solutions business. In 2021 and 2022 to-date, as efforts to minimize the spread of COVID-19 were more successful and access to vaccinations increased, our consolidated revenue grew when compared to prior year, reflecting recovering country economies, growth from Equifax initiatives and, to a lesser extent, revenue from acquired companies. The continued impact of the COVID-19 pandemic remains uncertain and may affect certain markets or regions we serve differently. To date, changes to our working environment as a result of COVID-19 have not caused material disruptions in the execution of our strategic plans and have not impacted our internal controls, financial reporting systems or operations.

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
In the United States, we expect 2022 economic activity, as measured by GDP, to be up from the levels seen in 2021, however not at the same levels of growth experienced in 2021. We expect modest growth in consumer credit, excluding mortgage, over the course of 2022. Our outlook assumes the U.S. mortgage market, as measured by credit inquiries, will decline by greater than 50 percent on average for the remaining three months of 2022 versus the same period in 2021. The U.S. mortgage market, particularly the mortgage purchase portion of the U.S. mortgage market, can be further impacted by U.S. interest rates and therefore mortgage rates. The mortgage refinancing market declined significantly in the third quarter and we expect refinancing activity to remain at very low levels given current mortgage interest rates. We expect mortgage activity to remain weak in the first quarter of 2023. In the international markets in which we operate, we expect 2022 economic activity, as measured by GDP, to grow but less than the rates of growth experienced in 2021, and much less in our Latin American markets, particularly Chile and Argentina.

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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. We previously had a joint venture in Russia that offered consumer credit services; however, during the third quarter of 2022, we completed the sale of this equity method investment.Approximately 77% and 78% of our revenue was generated in the U.S. during the three months ended September 30, 2022 and 2021, respectively. Approximately 78% of our revenue was generated in the U.S. during the nine months ended September 30, 2022 and 2021, respectively.

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

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Key Performance Indicators
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except per share data)
Operating revenue	$1,244.3	$1,222.9	$3,924.3	$3,670.7
Operating revenue change	2%	14%	7%	22%
Operating income	$242.9	$273.2	$880.0	$885.8
Operating margin	19.5%	22.3%	22.4%	24.1%
Net income attributable to Equifax	$165.7	$205.4	$588.0	$622.1
Diluted earnings per share	$1.34	$1.66	$4.77	$5.04
Cash provided by operating activities	$354.9	$398.4	$431.7	$949.5
Capital expenditures*	$160.9	$121.0	$454.2	$345.9

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•We did not repurchase any shares from public market transactions in 2022. We repurchased 0.4 million shares of our common stock on the open market for $69.9 million during the first nine months of 2021. At September 30, 2022, $520.2 million was available for future purchases of common stock under our share repurchase authorization.

•We paid out $143.3 million or $1.17 per share in dividends to our shareholders during the first nine months of 2022.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2022	2021	$	%	2022	2021	$	%
	(In millions)				(In millions)
Workforce Solutions	$558.9	$514.6	$44.3	9%	$1,817.1	$1,503.8	$313.3	21%
U.S. Information Solutions	397.4	437.7	(40.3)	(9)%	1,251.8	1,352.8	(101.0)	(7)%
International	288.0	270.6	17.4	6%	855.4	814.1	41.3	5%
Consolidated operating revenue	$1,244.3	$1,222.9	$21.4	2%	$3,924.3	$3,670.7	$253.6	7%

Revenue increased by $21.4 million, or 2%, and by $253.6 million, or 7%, for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. Total revenue was negatively impacted by foreign exchange rates, which decreased revenue by $28.6 million, or 2%, and $64.2 million, or 2%, for the third quarter and first nine months of 2022, compared to the same periods in 2021.

Revenue in the third quarter and first nine months of 2022 increased primarily due to growth in Workforce Solutions and International, partially offset by a decline in the USIS business.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Expenses	2022	2021	$	%	2022	2021	$	%
	(In millions)				(In millions)
Consolidated cost of services	$542.5	$489.0	$53.5	11%	$1,638.0	$1,455.3	$182.7	13%
Consolidated selling, general and administrative expenses	318.0	344.2	(26.2)	(8)%	988.5	981.4	7.1	1%
Consolidated depreciation and amortization expense	140.9	116.5	24.4	21%	417.8	348.2	69.6	20%
Consolidated operating expenses	$1,001.4	$949.7	$51.7	5%	$3,044.3	$2,784.9	$259.4	9%

Cost of services increased $53.5 million and $182.7 million in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The increases for both periods were primarily due to higher royalty costs, people costs and production costs, which include third party cloud usage fees and software costs. The impact of changes in foreign exchange rates on costs of services led to a decrease of $15.3 million and $34.2 million in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021.

Selling, general and administrative expenses decreased $26.2 million and increased $7.1 million for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The decrease in the third quarter of 2022 was due to decreases in people costs, primarily related to incentive plans, and professional fees. The increase in the first nine months of 2022 was primarily driven by an increase in costs as a result of 2021 and 2022 acquisitions. The impact of changes in foreign currency exchange rates led to a decrease in selling, general and administrative expenses of $7.8 million and $17.8 million for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021.

Depreciation and amortization expense increased $24.4 million and $69.6 million for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The increases in both periods were due to the higher amortization of purchased intangible assets related to recent acquisitions and increased amortization of capitalized internal-use software and system costs from technology transformation capital spending incurred previously. The impact of changes in foreign currency exchange rates led to a decrease in depreciation and amortization expense of $3.3 million and $8.1 million, for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021.

Operating Income and Operating Margin

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Consolidated Operating Income	2022	2021	$	%		2022	2021	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$1,244.3	$1,222.9	$21.4	2%		$3,924.3	$3,670.7	$253.6	7%
Consolidated operating expenses	1,001.4	949.7	51.7	5%		3,044.3	2,784.9	259.4	9%
Consolidated operating income	$242.9	$273.2	$(30.3)	(11)%		$880.0	$885.8	$(5.8)	(1)%
Consolidated operating margin	19.5%	22.3%		(2.8)	pts	22.4%	24.1%		(1.7)	pts

Total company operating margin decreased by 2.8 percentage points and 1.7 percentage points in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The margin decrease was due to the aforementioned increased operating expense and amortization expense that outpaced revenue growth during the period.

Interest Expense and Other Income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Interest Expense and Other Income, net	2022	2021	$	%	2022	2021	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(47.1)	$(35.0)	$(12.1)	35%	$(128.5)	$(107.1)	$(21.4)	20%
Consolidated other income, net	23.9	27.2	(3.3)	(12)%	36.8	32.3	4.5	14%
Average cost of debt	3.2%	3.2%			3.0%	3.3%
Total consolidated debt, net, at quarter end	$5,882.1	$5,470.0	$412.1	8%	$5,882.1	$5,470.0	$412.1	8%
nm - not meaningful

Interest expense increased by $12.1 million and $21.4 million in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The increase for the third quarter and first nine months of 2022 was due to higher debt balances in 2022 when compared to the same periods of 2021 due to the purchase of Insights in the fourth quarter of 2021 and the issuance of 5.1% Senior Notes in the third quarter of 2022.

Other income, net, decreased by $3.3 million in the third quarter of 2022, as compared to the same period in 2021. Other income, net, increased by $4.5 million in the first nine months of 2022, compared to the same period in 2021. The decrease for the third quarter of 2022 was due to the fair value adjustment of our investment in Brazil offset by gains associated with the sale of an equity method investment. The increase for the first nine months of 2022 was due to gains associated with the sale of equity method investments offset by the fair value adjustment of our investment in Brazil.

Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Provision for Income Taxes	2022	2021	$	%	2022	2021	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$(52.8)	$(58.8)	$6.0	(10)%	$(197.2)	$(185.5)	$(11.7)	6%
Effective income tax rate	24.0%	22.1%			25.0%	22.9%

Our effective income tax rate was 24.0% for the three months ended September 30, 2022, compared to 22.1% for the three months ended September 30, 2021. Our effective income tax rate was 25.0% for the nine months ended September 30, 2022, compared to 22.9% for the nine months ended September 30, 2021. Our effective tax rate was higher for the third quarter and first nine months of 2022 as compared to 2021 due to a greater foreign income tax rate differential. The increase in the foreign rate differential was primarily driven by higher taxes on foreign earnings.

Net Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Net Income	2022	2021	$	%	2022	2021	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$242.9	$273.2	$(30.3)	11%	$880.0	$885.8	$(5.8)	(1)%
Consolidated interest expense and other income (expense), net	(23.2)	(7.8)	(15.4)	197%	(91.7)	(74.8)	(16.9)	23%
Consolidated provision for income taxes	(52.8)	(58.8)	6.0	(10)%	(197.2)	(185.5)	(11.7)	6%
Consolidated net income	166.9	206.6	(39.7)	(19)%	591.1	625.5	(34.4)	(5)%
Net income attributable to noncontrolling interests	(1.2)	(1.2)	—	—%	(3.1)	(3.4)	0.3	9%
Net income attributable to Equifax	$165.7	$205.4	$(39.7)	(19)%	$588.0	$622.1	$(34.1)	(5)%
Diluted earnings per common share:
Net income attributable to Equifax	$1.34	$1.66	$(0.32)	(19)%	$4.77	$5.04	$(0.27)	(5)%
Weighted-average shares used in computing diluted earnings per share	123.3	123.7			123.3	123.5

Consolidated net income decreased by $39.7 million and $34.4 million for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The decreases for both periods of 2022 are due to lower levels of operating income and higher interest expense in 2022.

Segment Financial Results

Workforce Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Workforce Solutions	2022	2021	$	%		2022	2021	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$454.5	$402.7	$51.8	13%		$1,472.4	$1,182.3	$290.1	25%
Employer Services	104.4	111.9	(7.5)	(7)%		344.7	321.5	23.2	7%
Total operating revenue	$558.9	$514.6	$44.3	9%		$1,817.1	$1,503.8	$313.3	21%
% of consolidated revenue	45%	42%				46%	41%
Total operating income	$231.0	$254.0	$(23.0)	(9)%		$820.6	$785.5	$35.1	4%
Operating margin	41.3%	49.4%		(8.1)	pts	45.2%	52.2%		(7.0)	pts

Workforce Solutions revenue increased by 9% and 21% in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The increases for both periods were due to growth in Verification Services driven by growth in non-mortgage verticals and acquisition revenue in both Verification Services and Employer Services.

Verification Services

Revenue increased by 13% and 25% for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The increase in revenue for both periods was due to growth in talent solutions, government, and consumer finance verticals, along with acquisition revenue principally from Insights, offset by a decline in the mortgage vertical due to significantly slower U.S. mortgage origination activity in 2022 due to higher interest rates. Verification Services benefited across all verticals from the continued growth of employment and income records in The Work Number database.

Employer Services

Revenue decreased by 7% and increased by 7% in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The decrease for the third quarter of 2022 is due to lower tax credit revenue and a decrease in unemployment claims management revenue as the number of unemployment claims returned to pre-COVID-19 levels in 2022 after having been significantly higher in 2021 due to the economic impact of COVID-19 on the U.S. economy. The increase for the first nine months of 2022 was due to acquisition revenue and growth in employee services, partially offset by a decrease in unemployment claims revenue.

Workforce Solutions Operating Margin

Operating margin decreased to 41.3% for the third quarter of 2022 from 49.4% for the third quarter of 2021, and to 45.2% for the first nine months of 2022 from 52.2% for the first nine months of 2021. The decreased margin for both periods is due to increased royalty costs, people costs and production costs, and increased purchased intangible asset amortization, which altogether grew faster than the increase in revenue.

USIS

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
U.S. Information Solutions	2022	2021	$	%		2022	2021	$		%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$314.4	$336.2	$(21.8)	(6)%		$987.5	$1,036.0	$(48.5)		(5)%
Mortgage Solutions	32.1	46.2	(14.1)	(31)%		112.3	149.7	(37.4)		(25)%
Financial Marketing Services	50.9	55.3	(4.4)	(8)%		152.0	167.1	(15.1)		(9)%
Total operating revenue	$397.4	$437.7	$(40.3)	(9)%		$1,251.8	$1,352.8	$(101.0)		(7)%
% of consolidated revenue	32%	36%				32%	37%
Total operating income	$82.0	$127.7	$(45.7)	(36)%		$315.4	$419.3	$(103.9)		(25)%
Operating margin	20.6%	29.2%		(8.6)	pts	25.2%	31.0%		(5.8)	pts

USIS revenue decreased by 9% and 7% for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The decreases in both periods were due to the negative impact of declining mortgage inquiry volumes on both online services and mortgage solutions, partially offset by acquisition-related revenue and growth in non-mortgage online services. The decline in mortgage related online revenue and mortgage solutions revenue is due to declining mortgage inquiry volumes caused by higher interest rates during both periods of 2022 compared to the overall strength of the U.S. mortgage market in the prior year.

Online Information Solutions

Revenue decreased by 6% and 5% for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The decreases for both periods were due to declining mortgage inquiry volumes compared to the prior year, partially offset by continued growth of non-mortgage online services and revenue from acquisitions.

Mortgage Solutions

Revenue decreased by 31% and 25% in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The decreases in both periods were due to declining mortgage inquiry volumes, as compared to the prior year.

Financial Marketing Services

Revenue decreased by 8% and 9% for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The decreases for both periods were driven by lower fraud, risk management and other data services revenue.

USIS Operating Margin

USIS operating margin decreased to 20.6% for the third quarter of 2022 from 29.2% for the third quarter of 2021 and to 25.2% for the first nine months of 2022 from 31.0% for the first nine months of 2021. The margin decrease for both periods is due to the decrease in revenue and increase in depreciation expense related to increased capitalized software development spending and cloud production costs.

International

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
International	2022	2021	$		%	2022	2021	$		%
	(In millions)					(In millions)
Operating revenue:
Asia Pacific	$87.1	$89.0	$(1.9)		(2)%	$263.7	$267.6	$(3.9)		(1)%
Europe	80.7	75.9	4.8		6%	246.3	229.6	16.7		7%
Canada	66.2	61.0	5.2		9%	191.8	186.4	5.4		3%
Latin America	54.0	44.7	9.3		21%	153.6	130.5	23.1		18%
Total operating revenue	$288.0	$270.6	$17.4		6%	$855.4	$814.1	$41.3		5%
% of consolidated revenue	23%	22%				22%	22%
Total operating income	$42.5	$32.5	$10.0		31%	$111.9	$95.7	$16.2		17%
Operating margin	14.8%	12.0%		2.8	pts	13.1%	11.8%		1.3	pts

International revenue increased by 6% and 5% in the third quarter and the first nine months of 2022, respectively, compared to the same periods in 2021. On a local currency basis, revenue increased by 17% and 13% in the third quarter and first nine months of 2022, respectively, driven by growth in all geographies. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $28.6 million, or 11%, for the third quarter of 2022, and by $64.2 million, or 8%, for the first nine months of 2022.

Asia Pacific

On a local currency basis, revenue increased by 6% for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The increases in both periods were driven by stronger volumes within our consumer, commercial, and identity and fraud businesses, as well as growth in India due to higher consumer volumes, partially offset by consumer direct business declines in Australia. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $6.9 million, or 8%, and $19.7 million, or 7%, for the third quarter and first nine months of 2022, respectively. Reported revenue decreased by 2% and 1% for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021.

Europe

On a local currency basis, revenue increased by 24% and 19% for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The increases in both periods were driven by growth in the debt services business and core credit decisioning and identity and fraud, partially offset by a decline in the consumer direct business. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $13.7 million, or 18%, and $26.1 million, or 12%, for the third quarter and first nine months of 2022, respectively. Reported revenue increased by 6% and 7% for the third quarter and first nine months of 2022, compared to the same periods in 2021.

Canada

On a local currency basis, revenue increased by 12% and 5% for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The increases in both periods were driven by higher analytical batch credit services, stronger decisioning online volumes and identity and fraud, partially offset by declines in consumer direct services and mortgage related products due to interest rate increases. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.9 million, or 3%, and $4.0 million or 2%, for the third quarter and first nine months of 2022, respectively. Reported revenue increased by 9% and 3% for the third quarter and first nine months of 2022, compared to the same periods in 2021.

Latin America

On a local currency basis, revenue increased by 34% and 29% for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The increases in both periods reflect local currency growth across most countries driven by price increases mainly in Argentina and Chile, stronger online consumer growth, as well as growth due to acquisition revenue. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $6.0 million, or 13%, and $14.4 million, or 11%, for the third quarter and first nine months of 2022, respectively, primarily within Argentina and Chile. Reported revenue increased by 21% and 18% for the third quarter and first nine months of 2022, compared to the same periods in 2021.

International Operating Margin

Operating margin increased to 14.8% for the third quarter of 2022 from 12.0% for the third quarter of 2021 and increased to 13.1% for the first nine months of 2022 from 11.8% for the first nine months of 2021. The increased margins for the third quarter and first nine months of 2022, respectively, are due to higher revenue, lower purchased intangible asset amortization costs in Australia, partially offset by higher cloud production costs and depreciation expense related to technology transformation project spending.

General Corporate Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
General Corporate Expense	2022	2021	$	%	2022	2021	$	%
	(In millions)				(In millions)
General corporate expense	$112.6	$141.0	$(28.4)	(20)%	$367.9	$414.7	$(46.8)	(11)%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, security, data and analytics, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense decreased by $28.4 million and $46.8 million for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The decrease was due to reduced people costs, primarily incentive plans, and professional fees.

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

Funds generated by operating activities, our Revolver and related CP program, more fully described below, are our most significant sources of liquidity. At September 30, 2022, we had $241.7 million in cash balances, as well as $1,337.2 million available to borrow under our Revolver.

Sources and Uses of Cash

We believe that our existing cash balance, liquidity available from our CP and Revolver, cash generated from ongoing operations and continued access to public or private debt markets will be sufficient to satisfy cash requirements over the next 12 months and beyond. While there was no significant change in our cash requirements as of September 30, 2022 compared to December 31, 2021, we have utilized existing CP capacity, together with cash from operating activities, to meet our current obligations. This includes the $345.0 million consumer class action settlement payment that was made in January 2022 related to the U.S. Consumer MDL Litigation settlement that became effective on January 11, 2022. In addition, during October 2022, we paid off the $500.0 million Senior Notes due December 2022 with the proceeds from the $750.0 million 5.1% Senior Notes issued in September 2022 and commercial paper borrowings.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of September 30, 2022, we held $185.9 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2022	2021	2022 vs. 2021
	(In millions)
Operating activities	$431.7	$949.5	$(517.8)
Investing activities	$(807.1)	$(1,440.3)	$633.2
Financing activities	$416.5	$842.4	$(425.9)

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2022 decreased by $517.8 million compared to the prior year period due to the $345.0 million consumer class action settlement payment that was made in January 2022 related to the U.S. Consumer MDL Litigation settlement that became effective on January 11, 2022 and an increase in working capital during the year.

Investing Activities

Capital Expenditures

	Nine Months Ended September 30,		Change
Net cash used in:	2022	2021	2022 vs. 2021
	(In millions)
Capital expenditures*	$(468.4)	$(332.9)	$(135.5)
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

Capital expenditures paid in the first nine months of 2022 increased by $135.5 million from the same period in 2021. We are continuing to invest in enhanced technology systems and infrastructure as part of our technology transformation.

Acquisitions, Divestitures and Investments

	Nine Months Ended September 30,		Change
Net cash (provided by) used in:	2022	2021	2022 vs. 2021
	(In millions)
Acquisitions, net of cash acquired	$(437.5)	$(1,108.9)	$671.4
Cash received from divestitures	$98.8	$1.5	$97.3

During the first nine months of 2022, we acquired Efficient Hire and LawLogix within our Workforce Solutions segment, Midigator within our USIS segment and Data Crédito within our International segment. During the first nine months of 2022, we reported $98.8 million of cash inflows from investing activities associated with cash received from the sale of multiple equity method investments. During the first nine months of 2021, we acquired Kount and Teletrack within our USIS segment, and HIREtech, i2Verify and Health e(fx) within our Workforce Solutions segment and a small tuck-in acquisition within our International segment. In addition, in 2021, we sold a small business within our International segment.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2022	2021	2022 vs. 2021
	(In millions)
Net short-term (repayments) borrowings	$(162.1)	$499.2	$(661.3)
Payments on long-term debt	$—	$(1,100.2)	$1,100.2
Borrowings on long-term debt	$749.3	$1,697.3	$(948.0)

Credit Facilities Availability

In September 2022, we issued $750.0 million aggregate principal amount of 5.1% five-year Senior Notes due 2027 (the "2027 Notes") in an underwritten public offering. Interest on the 2027 Notes accrues at a rate of 5.1% per year and is payable semi-annually in arrears on June 15 and December 15 of each year. The net proceeds of the sale of the 2027 Notes were ultimately used to repay, in October 2022, our then-outstanding $500.0 million 3.30% Senior Notes due December 2022. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our commercial paper program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2027 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

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

As of September 30, 2022, there were $0.4 million of letters of credit outstanding, no outstanding borrowings under the Revolver, $700.0 million outstanding under the Term Loan and $162.4 million of outstanding CP notes. Availability under the Revolver was $1,337.2 million at September 30, 2022.

At September 30, 2022, 85% of our debt was fixed-rate debt and 15% was variable debt. Our variable-rate debt consists of our outstanding term loan and CP. The interest rates reset periodically, depending on the terms of the respective financing agreements. At September 30, 2022, the interest rate on our variable-rate debt ranged from 2.05% to 4.38%.

Borrowing and Repayment Activity

We primarily borrow under our CP program and Revolver as needed and as availability allows.

Net short-term borrowings primarily represent net borrowings or repayments of outstanding amounts under our CP program.

Borrowings on long-term debt represent the net proceeds received from the issuance of the $750 million 2027 Notes in the first nine months of 2022.

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

As of September 30, 2022, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of the outstanding debt; however, our 3.95% senior notes due 2023, 2.6% senior notes due 2024, 2.6% senior notes due 2025, 3.25% senior notes due 2026, 5.1% senior notes due 2027, 3.1% senior notes due 2030, 2.35% senior notes due 2031 and 7.0% senior notes due 2037 (collectively, the “Senior Notes”) contain change in control provisions. If the Company experiences a change of control or publicly announces the Company’s intention to effect a change of control and the rating on the Senior Notes is lowered by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) below an investment grade rating within 60 days of such change of control or notice thereof, then the Company will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. As of September 30, 2022, our S&P credit rating was BBB with a stable outlook and our Moody’s credit rating was Baa2 with a stable outlook. These ratings are subject to change as events and circumstances change.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2021 Form 10-K.

Equity Transactions

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2022	2021	2022 vs. 2021
	(In millions)
Treasury stock repurchases	$—	$(69.9)	$69.9
Dividends paid to Equifax shareholders	$(143.3)	$(142.6)	$(0.7)
Dividends paid to noncontrolling interests	$(2.5)	$(6.5)	$4.0
Proceeds from exercise of stock options and employee stock purchase plan	$13.5	$33.4	$(19.9)
Payment of taxes related to settlement of equity awards	$(33.0)	$(43.9)	$10.9
Purchase of noncontrolling interests	$—	$(11.2)	$11.2

Sources and uses of cash related to equity during the nine months ended September 30, 2022 and 2021 were as follows:

-    During the first nine months of 2022, we did not repurchase any shares of our common stock on the open market. During the first nine months of 2021, we repurchased $0.4 million shares of our common stock for $69.9 million.

-    We maintained our quarterly dividend of $0.39 per share in the third quarter of 2022. We paid cash dividends to Equifax shareholders of $143.3 million and $142.6 million, or $1.17 per share, during the nine months ended September 30, 2022 and 2021, respectively.

-    We received cash of $13.5 million and $33.4 million during the first nine months of 2022 and 2021, respectively, from the exercise of stock options and the employee stock purchase plan.

At September 30, 2022, the Company had $520.2 million remaining for stock repurchases under the existing authorization from the board of directors.

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

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with U.S. GAAP. During the third quarter of 2022, we settled the liabilities under our Canadian Retirement Income Plan.

For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2021 Form 10-K.

Foreign Currency

Argentina experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as a highly inflationary economy which resulted in the recognition of a $0.2 million foreign currency gain and a $0.3 million foreign currency gain that was recorded in other income, net in our Consolidated Statements of Income during the three months and nine months ended September 30, 2022, respectively.

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

Goodwill

We review goodwill for impairment annually (as of September 30) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have six reporting units comprised of Workforce Solutions (which includes Verification Services and Employer Services), USIS (which includes Online Information Solutions, Mortgage Solutions and Financial Marketing Services), Asia Pacific, Europe, Latin America, and Canada.

The goodwill balance at September 30, 2022, for our six reporting units was as follows:

September 30,
2022
(In millions)
Workforce Solutions	$2,511.4
USIS	2,011.8
Asia Pacific	1,300.9
Latin America	234.3
Europe	156.5
Canada	89.4
Total goodwill	$6,304.3

We performed a qualitative assessment to determine whether further impairment testing was necessary for our Workforce Solutions, USIS, Latin America, Europe, and Canada reporting units. In this qualitative assessment, we considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination resulted in an amount that significantly exceeded the carrying amount of the reporting units. Based on these assessments, we determined the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. As a result of our conclusions, no further testing was required for these reporting units.

Valuation Techniques

We performed a quantitative assessment for our Asia Pacific reporting unit to determine whether impairment exists from the most recent valuation date due to the size of the cushion and overall uncertainty in the reporting unit due to the negative impacts of COVID-19. In determining the fair value of the reporting unit, we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for the reporting unit, discount rates, foreign currency exchange rates and estimates of capital expenditures. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before income taxes, depreciation and amortization, for benchmark companies or guideline transactions. We believe the benchmark companies used for our Asia Pacific reporting unit serves as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our discussion of Competition in our 2021 Form 10-K and have not significantly changed since the date of our last annual impairment test. Competition for our Asia Pacific reporting unit generally includes global consumer credit reporting companies, such as Experian, which offer a product suite similar to the reporting unit's credit reporting solutions.

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

Growth Assumptions

The assumptions for our future cash flows begin with our historical operating performance, the details of which are described in our Management’s Discussion & Analysis of operating performance. Additionally, we consider the impact that known economic, industry and market trends, including the impact of rising interest rates and inflation, will have on our future forecasts, as well as the impact that we expect from planned business initiatives including new product initiatives, client service and retention standards, and cost management programs. At the end of the forecast period, the long-term growth rate we used to determine the terminal value of our Asia Pacific reporting unit was between 3.0% and 4.0% based on management’s assessment of the minimum expected terminal growth rate of the reporting unit, as well as broader economic considerations such as GDP, inflation and the maturity of the markets we serve.

We projected revenue growth in 2023 for our Asia Pacific reporting unit in completing our 2022 impairment testing based on expected continued economic recovery from the negative impact the COVID-19 pandemic had on these regions in previous years and planned business initiatives and prevailing trends exhibited by this reporting unit. The anticipated revenue growth in this reporting unit, however, is partially offset by assumed increases in expenses and capital expenditures for the reporting unit which reflects the additional level of investment needed in order to achieve the planned revenue growth and completion of our technology transformation initiatives.

Discount Rate Assumptions

We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows for the reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the Company’s tax rate. For the 2022 annual goodwill impairment evaluation, the discount rate used to develop the estimated fair value of the Asia Pacific reporting unit was between 9.5% and 11.0%.

Estimated Fair Value and Sensitivities

The estimated fair value of the reporting unit is derived from the valuation techniques described above incorporating the related projections and assumptions. Impairment occurs when the estimated fair value of the reporting unit is below the carrying value of its equity. The estimated fair value for our Asia Pacific reporting unit exceeded its related carrying value as of September 30, 2022. As a result, no goodwill impairment was recorded.

The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Due to the lower cushion when compared to other reporting units, Asia Pacific is more sensitive to changes in the assumptions noted above that could result in a fair value that is less than its carrying value. The excess of fair value over carrying value for the Asia Pacific reporting unit was greater than 5% and 10% as of September 30, 2022 and September 30, 2021, respectively.

Given the relatively smaller excess of fair value over carrying value for the Asia Pacific reporting unit, we believe that it is at risk of a possible future goodwill impairment. The excess of fair value for the Asia Pacific reporting unit is lower in 2022 than in 2021 primarily due to higher observed risk free interest rates and the loss of income from our joint venture in Russia which was formerly included in this reporting unit. The future impact of changes in economic conditions, including rising interest rates and inflation, remains uncertain. Avoidance of a future impairment will be dependent on continued growth during current economic conditions and our ability to execute on initiatives to grow revenue and manage expenses prudently. We will continue to monitor the performance of this reporting unit to ensure no interim indications of possible impairment have occurred before our next annual goodwill impairment assessment in September 2023.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2021 Form 10-K. There were no material changes to our market risk exposure during the three and nine months ended September 30, 2022.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2022:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
July 1 - July 31, 2022	510	$—	—	$520,168,924
August 1 - August 31, 2022	2,429	$—	—	$520,168,924
September 1 - September 30, 2022	549	$—	—	$520,168,924
Total	3,488	—	—	520,168,924

(1)The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 510 shares for the month of July 2022, 2,429 shares for the month of August 2022, and 549 shares for the month of September 2022.

(2)Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions). For the quarter ended September 30, 2022 we did not repurchase any shares of our common stock under our share repurchase program.

(3)At September 30, 2022, the amount authorized for future share repurchases under the share repurchase program was $520.2 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 6.  EXHIBITS

Exhibit No.	Description
4.1
Tenth Supplemental Indenture, dated as of September 12, 2022, between Equifax Inc. and the Trustee, including the form of Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed September 12, 2022).

10.1	Performance Share Award Agreement (TSR) between Equifax Inc. and Mark Begor under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for award granted on July 29, 2022).
10.2	Premium-Priced Stock Option Award Agreement between Equifax Inc. and Mark Begor under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for award granted on July 29, 2022).
10.3	Restricted Stock Unit Award Agreement between Equifax Inc. and Mark Begor under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for award granted on July 29, 2022).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date:	October 20, 2022	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	October 20, 2022		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer
and Chief Operations Officer
(Principal Financial Officer)

Date:	October 20, 2022		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)