Form 10-K
period 2022-12-31
EQUIFAX INC
filed 2023-02-23
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes   ☒  No
As of June 30, 2022, the aggregate market value of Registrant’s common stock held by non-affiliates of Registrant was approximately $22,372,025,247 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2023, there were 122,488,001 shares of Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive proxy statement for its 2023 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

Overview

Equifax Inc. is a global data, analytics and technology company. We provide information solutions for businesses, governments and consumers, and we provide human resources business process automation and outsourcing services for employers. We have a large and diversified group of clients, including financial institutions, corporations, government agencies and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, educational history, criminal history, healthcare professional licensure and sanctions, demographic and marketing data. We use advanced statistical techniques, machine learning and proprietary software tools to analyze available data to create customized insights, decision-making and process automation solutions and processing services for our clients. We are a leading provider of e-commerce fraud and charge back protection services in North America as well as information and solutions used in payroll-related and human resource management business process services in the United States of America (“U.S.”). For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions. Additionally, we also provide information, technology and services to support debt collections and recovery management.

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the United Kingdom (“U.K.”), Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland, Chile, Costa Rica and India. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. We previously had a joint venture in Russia that offered consumer credit services; however, during the third quarter of 2022, we completed the sale of this equity method investment.

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

We are organized and report our business results in three operating segments, as follows:

•Workforce Solutions — provides services enabling customers to verify income, employment, educational history, criminal justice data, healthcare professional licensure and sanctions of people in the U.S. (Verification Services), as well as providing our employer customers with services that assist them in complying with and automating certain payroll-related and human resource management processes throughout the entire cycle of the employment relationship, including unemployment cost management, employee screening, employee onboarding, tax credits and incentives, I-9 management and compliance, immigration case management, tax form management services and Affordable Care Act management services (Employer Services). Workforce Solutions has established operations in Canada, Australia and most recently in the U.K.

~~•~~U.S. Information Solutions (“USIS”) — provides consumer and commercial information solutions to businesses in the U.S. including online information, decisioning technology solutions, identity management services, analytical services, e-commerce fraud and charge back protection services, portfolio management services, mortgage reporting and marketing services. We provide products to consumers in the U.S. to enable them to understand and monitor their credit and help protect their identity. We also sell consumer credit information to resellers who may combine our information with other information to provide direct-to-consumer monitoring, reports and scores.

~~•~~International — provides products and services similar to those available in the USIS operating segment but with variations by geographic region. We also provide information, technology and services to support debt collections and recovery management. In addition, we provide products to consumers in Canada, the U.K. and Australia to enable them to understand and monitor their credit and help protect their identity. This operating segment is comprised of our Asia Pacific, Europe, Latin America and Canada business units. It also includes our joint ventures in Cambodia, Malaysia and Singapore and investment in a consumer and commercial credit information company in Brazil.

Our Business Strategy

Our vision is to be a trusted global leader in data, analytics and technology that creates innovative solutions and insights for our customers. Our business strategy is driven by the following imperatives:

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

•Leverage and expand our differentiated portfolio of data assets. We use proprietary advanced analytical platforms, including capabilities in machine learning, artificial intelligence and advanced visualization tools, to leverage our unique data to develop leading analytical insights that enhance the precision of our customers’ decisioning activities. Based on our cloud native data and technology transformation, we are investing to simplify our customers’ access to our leading analytical and decisioning platforms, in order to speed the development of unique insights and the conversion of these insights into innovative new products and services consumable by our customers through our delivery platforms. We strive to advance these capabilities and bring our customers multi-data solutions at scale by expanding our unique and differentiated data assets and analytics through organic growth, business acquisitions and partnerships.

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

•Execute strategic acquisitions that expand our data portfolio and capabilities and drive revenue growth. A critical lever of our strategy is inorganic growth through accretive and strategic acquisitions that drive incremental annual revenue growth. Our acquisition priorities are clear and focused on re-investing in bolt-on acquisitions that expand our unique differentiated data assets and solutions to strengthen and grow our core businesses. We continue to invest, including through acquisitions and partnerships, to expand our addressable markets and the data and capabilities we offer to solve customer challenges across the services we provide and to expand our access to differentiated data including across identity authentication, fraud mitigation and risk management. We believe there are opportunities to continue to expand in the U.S. and internationally, across the existing financial, mortgage, telecommunications, automotive, insurance, talent management, human resource services, government and other markets that we serve, as well as in new and emerging market segments.

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

Markets and Clients

Our products and services serve clients across a wide range of verticals, including mortgage, financial services, employers, government (state, federal and local), automotive, commercial, identity and fraud, consumer, resellers, healthcare, telecommunications, retail and insurance. We also serve consumers directly. Our revenue streams are highly diversified with our largest client providing approximately 2% of total revenue. The following table summarizes the various end-user markets we serve:

Percentage of 2022 Consolidated Revenue
Mortgage
Financial
Employers
Government
Automotive
Commercial
Identity & Fraud
Consumer
Resellers (1)
Healthcare
Telecommunications
Retail
Insurance
Other (2)
24%
19%
16%
9%
6%
5%
5%
4%
3%
3%
2%
1%
1%
2%
0
5
10
15
20
25
30
Percentage of 2022 Consolidated Revenue

1.Predominantly sold to companies who serve the direct-to-consumer market and includes other small end user markets. Mortgage and auto resellers are excluded from this category as they are included within their respective categories above.

2.Other includes revenue from other miscellaneous end-user markets.

We market our products and services primarily through our own direct sales organization that is structured around sales teams that focus on client segments typically aligned by vertical markets and geography. In the U.S., the vertical market sales teams for the Mortgage, Financial, Government and Automotive markets sell products from both the USIS and Workforce Solutions business units. Sales groups are based in field offices located throughout the U.S., including our headquarters in Atlanta, Georgia, and in the countries where we have operations. We also market our products and services through indirect channels, including alliance partners, joint ventures and other resellers. In addition, we market our products directly to consumers through e-commerce channels.

Revenue from international clients, including end users and resellers, amounted to 22% of our total revenue in 2022, 22% of our total revenue in 2021 and 23% of our total revenue in 2020.

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

The following chart summarizes the key products and services offered by each of the business units within our segments:

	Workforce Solutions		USIS		International
	Verification Services	Employer Services	Online Information Solutions	Financial Marketing Services	Europe	Asia Pacific	Latin America	Canada
Online data	X		X		X	X	X	X
Portfolio management services	X		X	X	X	X	X	X
Analytical services	X	X	X	X	X	X	X	X
Technology services			X		X	X	X	X
Identity verification services	X	X	X		X	X	X	X
Fraud management services	X	X	X		X	X	X	X
Marketing services				X	X	X	X	X
Direct-to-consumer credit monitoring		X	X		X	X		X
Employment and income verification services	X					X		X
Talent management	X	X
Business process outsourcing (BPO)	X	X				X
Debt collection software, services and analytics					X	X	X	X

Each of our operating segments is described more fully below. For the operating revenue, operating income and total assets for each segment, see Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of this report.

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

Employer Services. These services are aimed at reducing the cost of the human resources function of businesses through a broad suite of services, including assisting with employment tax matters designed to reduce the cost of unemployment claims through effective claims representation and management and efficient processing to better manage the tax rate that employers are assessed for unemployment taxes; comprehensive services designed to research the availability of employment-related tax credits (e.g., federal work opportunity tax credits and employee retention credits), and to process the necessary filings and assist the client in obtaining the tax credit; tax form management services (which include initial distribution, reissuance and correction of W-2 and 1095-C forms); paperless pay services that enable employees to electronically receive pay statement information as well as review and change direct deposit account or W-4 information; I-9 management services designed to help clients electronically comply with the immigration laws that require employers to complete an I-9 form for each new hire; immigration case management services; onboarding services using an online platform to complete the new hire process for employees of corporations and government agencies; and identity theft protection services. In addition, we provide software and services to employers to assist in their compliance with the Affordable Care Act.

The Work Number® is our key repository of employment and income data serving our Verification Services business unit. We rely on payroll data received from over two million organizations to regularly update the database. The updates occur as employers and other data contributors transmit data electronically to Equifax from their payroll systems. Employers provide this data to us so that we can handle verification requests on behalf of each employer. We use this data to provide automated employment and income verification services to verifiers, who are lenders, employers/background screeners, and government agencies.

The fees we charge for services in these two business units are generally on a per transaction basis. We have not experienced significant turnover in the employer contributors to the database because we generally do not charge them to add their employment data to The Work Number® database, and the verification service we offer relieves them of the administrative burden and expense of responding to third-party employment verification requests while providing them with the assurance that the process is automated and not subject to human interpretation. The Work Number® database held over 600 million current and historic employment records at December 31, 2022.

Workforce Solutions has established an income and employment verification service in Canada, Australia, and the U.K., known as Verification Exchange. At present, revenues from these services in all three regions mentioned are insignificant.

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

Financial Marketing Services. Our Financial Marketing Services products utilize consumer and commercial financial information enabling our clients to more effectively manage their marketing efforts, including targeting and segmentation, to identify and acquire new clients for their products and services; to develop portfolio strategies to minimize risk and maximize profitability; and to realize additional revenue from existing customers through more effective cross-selling of additional products and services. Our products are also utilized by customers to support digital identity verification and fraud detection and protection. These products utilize information derived from consumer and commercial information, including credit, income, asset, liquidity, net worth and spending activity, which also support many of our Online Information Solutions’ products. These data assets broaden the understanding of consumer and business financial potential and opportunity, which can further drive high value decisioning and targeting solutions for our clients. We also provide account review services, which assist our clients in managing their existing customers and prescreen services that help our clients identify new opportunities with their customers. Clients for these products primarily include institutions in the banking, brokerage, retail, insurance and mortgage industries as well as companies primarily focused on digital and interactive marketing.

International

The International operating segment includes our Asia Pacific, Europe, Latin America and Canada business units. It also includes our joint ventures in Cambodia, Malaysia and Singapore and investment in a consumer and commercial credit information company in Brazil. These business units offer products that are similar to those available in the USIS operating segment, but with variations by geographic region. In some jurisdictions, data sources tend to rely more heavily on government agencies than in the U.S. We also offer specialized services that help our customers better manage risk in their consumer portfolios. This operating segment’s products and services generate revenue in Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Dominican Republic, India, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K. and Uruguay. We also maintain support operations in the Republic of Ireland, Chile, Costa Rica, and India. We have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. We also provide information, technology and services to support debt collections and recovery management in Asia Pacific, Europe, Canada and Latin America.

Asia Pacific. Our Asia Pacific operation provides consumer and commercial information solutions products, marketing products, workforce solutions, and consumer credit protection products. We offer a full range of products, generated from credit records and other data, including credit reporting and scoring, decisioning technology, risk management, identity management, authentication and fraud detection services. Our consumer and commercial products are the primary source of revenue in each of the countries in which we operate and include credit reporting, decisioning tools and risk management services. We also provide information, technology and services to support debt collections and recovery management. Additionally, we provide a variety of consumer and commercial marketing products generated from information databases, including business profile analysis, business prospect lists and database management. The countries in which we operate include Australia, New Zealand and India, as well as Cambodia, Malaysia and Singapore through joint ventures.

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

Latin America. Our Latin America operation provides consumer and commercial information solutions products, marketing products and consumer credit protection products. We offer a full range of products, generated from credit records that we maintain, including credit reporting and scoring, decisioning technology, risk management, identity management, authentication and fraud detection services. Our consumer products are the primary source of revenue in each of the countries in this region in which we operate, with the exception of Mexico where debt management services constitute the core of the business. We also offer various commercial products, which include credit reporting, decisioning tools and risk management services, in the countries we serve. We also provide information, technology and services to support debt collections and recovery management. Additionally, we provide a variety of consumer and commercial marketing products generated from our credit information databases, including business profile analysis, business prospect lists and database management. The countries in this region in which we operate include Argentina, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay. We also have an investment in a consumer and commercial credit information company in Brazil.

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

•Competition for our debt collection and recovery management software, services and analytics is spread across a number of providers. We believe that the breadth and depth of our data assets enable our clients to develop a more current and comprehensive view of consumers. In the category of platforms and analytics, we compete to some extent with entities that deploy collections platforms, account management systems or recovery solutions.

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

Federal Laws and Regulation

•FCRA. The Fair Credit Reporting Act (“FCRA”) regulates consumer reporting agencies, including many of our U.S. operations, as well as data furnishers and users of consumer reports such as banks and other companies. FCRA provisions govern the accuracy, fairness and privacy of information in the files of consumer reporting agencies (“CRAs”) that engage in the practice of assembling or evaluating certain information relating to consumers for certain specified purposes. Among other requirements, the FCRA limits the type of information that may be reported by CRAs, limits the distribution and use of consumer reports and establishes consumer rights to access, freeze and dispute information in the consumer's files. CRAs are required to follow reasonable procedures to assure maximum possible accuracy of the information concerning the individual about whom the report relates and if a consumer disputes the accuracy of any information in the consumer’s file, to conduct a reasonable reinvestigation. The Consumer Financial Protection Bureau (“CFPB”) is the primary regulator that enforces and provides regulatory guidance related to the FCRA in the United States. CRAs are required to comply with regulations promulgated by the CFPB and are subject to regular supervisory engagements related to a variety of FCRA requirements. Violation of the FCRA can result in civil and criminal penalties. The FCRA contains an attorney fee shifting provision to provide an incentive for consumers to bring individual or class action lawsuits against a CRA for violations of the FCRA. The United States Federal Trade Commission (“FTC”) and state attorneys general may also enforce the requirements of the FCRA.

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

•We or certain of our operations are also subject to and affected by new and evolving state privacy and data security laws such as data broker registration requirements in California and Vermont, and the California Consumer Privacy Act (“CCPA”). The CCPA became effective January 1, 2020 and imposes additional data privacy requirements on many businesses operating in the state, including, potentially, with respect to employee data in addition to consumer data. The CCPA expansively defines “personal information” and imposes new notice requirements relating to the collection, use and sharing of personal information. It provides consumers with extensive rights, including the right to access the categories and specific pieces of personal information businesses collect, the right to request businesses delete information, and the right to opt-out of “sales” of personal information with sales being defined under the CCPA to include monetary and non-monetary valuable consideration. The CCPA also contains a private right of action in the event that a business suffers a security breach that was due to unreasonable security measures. In November 2020, California voters passed the California Privacy Rights Act (“CPRA”), which maintains the core framework but expanded the requirements of the CCPA effective January 1, 2023. We may also become subject to and affected by new and proposed state privacy laws similar to the CCPA and CPRA, such as the Virginia Consumer Data Protection Act (“VCDPA”) which became effective January 1, 2023, and the Colorado Privacy Act (“CPA”) which becomes effective July 1, 2023. A number of other state legislatures, including New York, Florida and Washington, have introduced comprehensive data privacy legislation modeled after, and which contain certain elements of, the CCPA, VCDPA or the European Union's General Data Protection Regulation (“GDPR”), which is an extremely broad privacy law. Additional state legislatures are expected to consider similar legislation in 2023. If enacted, such laws may contain variations and impose new compliance risks and obligations on us.

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

Summary of International Regulations Relating to Consumer and Data Protection

We are subject to various data protection, privacy and consumer credit laws and regulations in the foreign countries where we operate. Examples of the most significant of these laws include, but are not limited to, the following:

•In the U.K., we are subject to a regulatory framework that provides for regulation by the Financial Conduct Authority (the “FCA”). The FCA focuses on consumer protection, the integrity of the U.K. financial system, and effective competition in the interests of consumers. The FCA has significant powers, including the power to regulate conduct related to the marketing of financial products, to specify minimum standards and to place requirements on products, impose unlimited fines, and to investigate organizations and individuals. In addition, the FCA is able to ban financial products for up to a year while considering an indefinite ban; it has the power to instruct firms to immediately retract or modify promotions which it finds to be misleading, and to publish such decisions. Our core credit reporting and debt collections services and recovery management businesses in the U.K. are subject to FCA supervision. In July 2022, the FCA set out final rules and guidance for a new Consumer Duty that will set higher expectations for the standard of care firms give consumers. In addition to regulation by the FCA, we are also subject to regulation by the U.K. Information Commissioner’s Office, which focuses on upholding information rights in the public interest and the protection of data privacy for individuals.

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

•In New Zealand, the regulatory framework provides for primary regulation under the Privacy Act 2020. The Office of the Privacy Commissioner (“NZ OPC”) investigates complaints relating to the collection, use, holding and disclosure of personal information, both credit-related and non-credit related. The NZ OPC can make a finding that there has been an interference with privacy but cannot impose civil penalties for this. In extreme cases where there has been an interference with privacy, it can refer these cases to the Director of Human Rights for determination in the Human Rights Review Tribunal. The NZ OPC can issue practice codes under the Privacy Act 2020 and has issued and subsequently amended the Credit Reporting Privacy Code 2020. The Privacy Act 2020 contains mandatory data breach reporting. The Retail Credit Association of New Zealand is an industry association which addresses reciprocity of data issues relating to comprehensive credit reporting and data standards.

•In India, various legislation including the Information Technology Act of 2000 and rules framed thereunder and the Credit Information Companies (Regulation) Act of 2005 and rules and regulations framed thereunder, establishes a federal data protection framework. Entities that collect and maintain personal data and/or credit information must ensure that it is complete, accurate and safeguarded, and must adopt certain privacy principles with respect to collecting, processing, preserving, sharing and using such data and/or credit information. The Indian parliament is expected to pass legislation that provides greater protection to individuals' personal data. To this end, in November 2022, Indian legislators introduced the Digital Personal Data Protection Bill (2022). The Digital Personal Data Protection Bill (2022) is expected to be considered in 2023 with amendments. This bill is expected to be enacted and eventually to impose additional privacy and data security requirements. Our Indian business is subject to regulation by the Reserve Bank of India, which is India’s central banking institution.

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

Human Resources

Our People

Equifax employed approximately 14,000 employees in 24 countries as of December 31, 2022. Our global employee base consisted of approximately 3,900 employees in our Workforce Solutions business unit, 2,500 employees in our USIS business unit, 4,500 employees in our International business unit and 3,100 employees in our corporate Centers of Excellence. In 2022, we hired approximately 4,100 new employees and promoted approximately 2,500 employees as we continue to grow and transform our businesses around the world.

Inclusion and Diversity

We continue to make positive strides in support of our inclusion and diversity strategy. Our Chief Talent and Diversity Officer occupies a key leadership position, reporting directly to our Chief Human Resources Officer, and is responsible for activating our talent strategy with a focus on furthering an inclusive and diverse workforce and culture. We are advancing this strategy through deepening our commitment to employee networks around the world, open dialogues to enhance understanding, ongoing inclusion and diversity-focused training and cultural heritage celebrations.

We have consistently improved enterprise-wide trends around representation and promotions for both women and employees of diverse ethnic backgrounds, and pride ourselves on promoting and hiring highly-qualified candidates who enhance our culture, add diverse perspectives and deliver on our business strategy. Women and leaders of diverse ethnic backgrounds make up approximately half of Equifax’s senior leadership team. Consistent with our commitment to diversity, we have expanded the requirements for diverse candidate interview slates for all professional and management roles.

Forward-Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address future operating performance and events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, improvements in our information technology and data security infrastructure, including as a part of our cloud data and technology transformation, our strategy, the expected financial and operational benefits, synergies and growth from our acquisitions, changes in U.S. and worldwide economic conditions, such as rising interest rates and inflation, that materially impact consumer spending, consumer debt and employment and the demand for Equifax's products and services, our culture, our ability to innovate, the market acceptance of new products and services and similar statements about our business plans are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections, including without limitation our expectations regarding the Company’s outlook, long-term organic and inorganic growth, and customer acceptance of our business solutions referenced above under “Item 1. Business” and below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Overview.” These risks and uncertainties include, but are not limited to, those described below in “Item 1A. Risk Factors,” and elsewhere in this report and those described from time to time in our future reports filed with the United States Securities and Exchange Commission (“SEC”). As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

We are a global data, analytics and technology company. In the ordinary course of business, we collect, process, transmit and store sensitive data, including intellectual property, proprietary business information and personal information of consumers, employees and strategic partners. The secure operation of our information technology networks and systems, and of the processing and maintenance of this information, is critical to our business operations and strategy. Because our products and services involve the storage and transmission of personal information of consumers, we are routinely the target of attempted cyber and other security threats by outside third parties, including technically sophisticated and well-resourced bad actors attempting to access or steal the data we store. Additionally, we could experience service disruptions or a loss of access to critical data or systems due to ransomware or other destructive attacks. Insider or employee cyber and security threats are also a significant concern for all companies, including ours. Despite our substantial investment in physical and technological security measures, employee training and contractual precautions, our information technology networks and infrastructure (or those of our third-party vendors and other service providers) are potentially vulnerable to unauthorized access to data, loss of access to systems or breaches of confidential information due to criminal conduct, attacks by hackers, employee or insider malfeasance and/or human error.

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

In 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of personal information of U.S., Canadian and U.K. consumers. If we experience additional significant breaches of our security measures, including from incidents that we fail to detect for a period of time, sensitive data may be accessed, stolen, disclosed or lost. Any such access, disclosure or other loss of information could subject us to significant litigation, regulatory fines or penalties, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. We cannot ensure that our insurance policies in the future will be adequate to cover losses from any security breaches.

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

We expect our technology transformation strategy, including our transition to cloud-based technologies, will significantly increase our efficiency, our productivity, and the stability and functionality of our products and services, as well as decrease the cost of our overall systems infrastructure, all of which we expect will drive growth and have a positive effect on our business, competitive position and results of operations. This initiative is a major undertaking as we replace many of our previous operating systems with cloud-based systems. This complex, multifaceted and extensive initiative is expensive and has caused, and may cause in the future, unanticipated problems and expenses. If the transition causes errors or adversely impacts system processes, our new systems do not operate as expected, or the data we transition to the cloud changes in a material way, we may have to incur significant additional costs to make modifications and could lose customers and we may suffer reputational harm as a result. Moreover, we may experience issues with customer migration, as many of our customers may not migrate to cloud-based technologies on a timely basis or at all or may choose not to utilize our products and services during and after our transition to cloud-based technologies, which could negatively impact our revenue.

We cannot assure you that our technology transformation strategy will be beneficial to the extent, or within the timeframes expected, or that the estimated efficiency, cost savings and other improvements will be realized as anticipated or at all. Market acceptance of cloud-based offerings is affected by a variety of factors, including information security, reliability, performance, the sufficiency of technological infrastructure to support our products and services in certain geographies, customer and data provider concerns with entrusting a third party to store and manage its data as well as the customer’s ability to access this data once a contract has expired, and consumer concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers. If we are unable to correctly respond to these issues, we may experience business disruptions, damage to our reputation, negative publicity, diminished customer trust and relationships and other adverse effects on our business. Even if the anticipated benefits and savings are substantially realized, there may be consequences, internal control issues or business impacts that were not expected. Our transition and migration to cloud-based technologies may increase our risk of liability and cause us to incur significant technical, legal, regulatory or other costs.

The loss of access to credit, employment, financial and other data from external sources could harm our ability to provide our products and services.

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers, licensors, furnishers, strategic partners and various government and public record sources. This data includes the widespread and voluntary contribution of credit data from most lenders in the U.S. and many other markets as well as the contribution of data under proprietary contractual agreements, such as employers’ contribution of employment and income data to The Work Number® and telecommunications, cable and utility companies’ contribution of payment and fraud data to the National Cable, Telecommunications and Utility Exchange. For a variety of reasons, including concerns of data furnishers arising out of legislatively or judicially imposed restrictions on use, security breaches or competitive reasons, our data sources could withdraw, delay receipt of or increase the cost of the data they provide to us. Where we currently have exclusive use of data, the providers of the data sources could elect to make the information available to competitors. We also compete with several of our third-party data suppliers. If a substantial number of data sources or certain key data sources were to withdraw or be unable to provide their data, if we were to lose access to data due to government regulation, if we lose exclusive right to the use of data, or if the collection, disclosure or use of data becomes uneconomical, our ability to provide products and services to our customers could be adversely affected, which could result in decreased revenue, net income and earnings per share and reputational loss. There can be no assurance that we would be able to obtain data from alternative sources if our current sources become unavailable.

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

In 2023, we expect U.S. mortgage market originations to decline by approximately 30% compared to 2022. Any weakening in the U.S. mortgage market resulting in a significant reduction in mortgage originations could have a corresponding negative impact on revenue and operating profit for our business, primarily within the Workforce Solutions and USIS operating segments. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets and upon the value of financial instruments, it may adversely affect our financial position and profitability.

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

We have long-standing relationships with a number of our customers, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Many of our material customer agreements can be terminated by the customer for convenience on limited advance written notice, which provides our customers with the opportunity to renegotiate their contracts with us or to award more business to our competitors. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers or business partners on acceptable terms or at all, or collect amounts owed to us from insolvent customers or business partners. The loss of one or more of our major customers or business partners could adversely affect our business, financial condition and results of operations.

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

Historically, we have relied, in part, on acquisitions, joint ventures and other alliances to grow our business. Any transaction we do complete may not be on favorable terms, may involve greater-than-expected liabilities and expenses, potential impairments of tangible and intangible assets or significant write-offs and the expected benefits, synergies, revenue and growth from these initiatives may not materialize as planned. We may have difficulty assimilating new businesses and their products, services, technologies, IT systems and personnel into our operations. IT and data security profiles of acquired companies may not meet our technological standards and may take longer to integrate and remediate than planned. This may result in significantly greater transaction, remediation and integration costs for future acquisitions than we have experienced historically, or it could mean that we will not pursue certain acquisitions where the costs of integration and remediation are too significant. We may also have difficulty integrating and operating businesses in geographies and markets or market segments where we do not currently have a significant presence, and acquisitions of businesses having a significant presence outside of the U.S. will increase our exposure to risks of conducting operations in international markets. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and financial condition.

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

We derive a portion of our revenue from direct and indirect sales to U.S. federal, state and local governments and their respective agencies. We also derive a portion of our revenue from sales to foreign governments and related agencies. Such contracts are subject to various procurement laws and regulations, and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments or suspension of future government contracting. A number of our federal government contracts have received enhanced scrutiny and media attention due to the sensitive nature of the data we handle and due to the importance of the government programs we support. If we experience another material cybersecurity incident, if public or legislative scrutiny and pressure related to government services we support turns negative or if we experience uptime issues or performance problems, our ability to maintain existing or acquire new government contracts may be substantially impacted.

If our government contracts are terminated, if we are suspended from government work, if the services we provide are no longer needed due to government program change or termination, or if our ability to compete for new contracts is adversely affected, including by our failure to achieve certain government certifications, our business could suffer.

Our business has been and may continue to be negatively impacted by health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic.

We face various risks related to health epidemics, pandemics and similar outbreaks. For example, the COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread adversely impacted the global economy, leading to reduced consumer spending and lending activities. Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions. We experienced significant revenue declines in several of our markets as a result of COVID-19 and we may experience similar revenue declines as a result of future health epidemics, pandemics and similar outbreaks.

Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.

There is an increasing focus from regulators, certain investors, and other stakeholders concerning environmental, social and governance ("ESG") matters, both in the United States and internationally. We communicate certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, diversity, responsible sourcing and social investments, and other matters, on our website, in our filings with the SEC, and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. For example, in 2021, we announced our commitment to reach net-zero greenhouse gas emissions by 2040, the achievement of which relies, in large part, on the accuracy of our estimates and assumptions around the availability and cost of low- or non-carbon based energy sources and technologies, the availability of suppliers that can meet our sustainability and other standards, and other factors. We could fail to achieve, or be perceived to fail to achieve, our net zero 2040 commitment or other ESG-related initiatives, goals or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals or commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-related initiatives, goals or commitments could negatively impact our reputation or otherwise materially harm our business.

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

Our customers' decisioning may be adversely affected if we provide inaccurate or unreliable data, which could adversely affect our financial condition, cause loss of customer trust and contribute to non-compliance with certain laws and regulations.

Data accuracy is an essential component of data quality and is the foundation of our business model. Accurate data increases predictive ability and improves confidence in decisions for our customers. Inaccurate or unreliable data could adversely affect customer decisioning and poses reputational, compliance and financial risk to our company. Although we have developed internal processes and controls to maintain and continually improve data accuracy, these processes and controls cannot ensure absolute accuracy and the complexity of our technology transformation may introduce additional risk until it is completed. We have experienced data accuracy issues, including errors in connection with our technology transformation. To date, none of these issues have had a material impact on our operations or financial results. However, any future data accuracy issues arising during the technology transformation or otherwise could have a material adverse effect on our business or results of operations, including through the incurrence of additional costs or the loss of customers and harm to our reputation.

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

Our future success, including our ability to implement our technology transformation strategy, depends partly on the continued service of our key development, sales, marketing, executive and administrative personnel. Increased retention risk exists in certain key areas of our operations, such as IT and data security, which require specialized skills, such as migrating legacy computer systems to the cloud, data security expertise and analytical modeling. Additionally, the worker shortage that emerged following the outbreak of COVID-19 has presented increased challenges to our ability to develop, retain and attract qualified personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. As part of our technology transformation strategy, we have hired or contracted with a significant number of new employees and contract workers. Hiring, on-boarding training, motivating, retaining and managing employees with the skills required is time-consuming and expensive. There is intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to retain our key employees. If we are not able to hire sufficient employees to support our business, including our technology transformation, or to train, motivate, retain and manage the employees we do hire, it could have a material adverse effect on our business operations or financial results.

Global Operational Risks

Economic, political and other risks associated with international sales and operations could adversely affect our results of operations.

Sales outside the U.S. comprised 22% of our total revenue in 2022. As a result, our business is subject to various risks associated with doing business internationally and these risks may differ in each jurisdiction where we operate depending on the particular product or service we offer in the jurisdiction. In addition, many of our employees, suppliers, job functions and facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors including:

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
•implementation of exchange controls;
•geopolitical instability, including terrorism and war, including the Russia-Ukraine war;
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

We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including among others the British pound, the Australian dollar, the Canadian dollar, the Argentine peso, the Chilean peso, the Euro, the New Zealand dollar, the Costa Rican colon, the Singapore dollar, the Brazilian real and the Indian rupee. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against major currencies will affect our operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. We generally do not mitigate the risks associated with fluctuating exchange rates, although we may from time to time through forward contracts or other derivative instruments hedge a portion of our translational foreign currency exposure or exchange rate risks associated with material transactions which are denominated in a foreign currency. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Accordingly, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, may materially affect our consolidated financial results.

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

In July 2019, the Company entered into multiple agreements that resolve the U.S. consolidated consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (Consumer Cases) (the “U.S. Consumer MDL Litigation”), and the investigations of the FTC, the CFPB, the Attorneys General of 48 states, the District of Columbia and Puerto Rico (the “MSAG Group”) and the NYDFS (collectively, the “Consumer Settlement”) relating to the 2017 cybersecurity incident. The Consumer Settlement became effective on January 11, 2022.

As part of the Consumer Settlement, we agreed to implement certain business practice commitments related to consumer assistance and our information security program, including third party assessments of our program. These business practice commitments are extensive and require a significant amount of attention from management. To the extent we are unable to comply or we are viewed as not being in compliance with these business practice commitments or other requirements of a relevant order, we could face an enforcement action or contempt proceeding that could potentially result in fines, penalties and new business practice commitments, which, depending on the amount and type, could have a material adverse effect on our financial condition.

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

We are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer privacy, cybersecurity, data and financial protection. See “Item 1. Business—Governmental Regulation” in this Form 10-K for a summary of the U.S. and foreign consumer and data protection laws and regulations to which we are subject. These regulations are complex, change frequently, have tended to become more stringent over time, and are subject to administrative interpretation and judicial construction in ways that could harm our business. In addition, new laws and regulations at the state and federal level are enacted or considered frequently. Examples of such new and evolving laws and regulations include amendments to the FCRA, cybersecurity and other requirements promulgated by the FTC and New York Department of Financial Services, the CCPA which took effect on January 1, 2020, and amendments to which took effect on January 1, 2023, the California data broker registration requirements that took effect on January 31, 2020, the CPRA taking effect on January 1, 2023 and privacy laws in Virginia, Colorado, Connecticut and Utah which have taken, or will take effect, in 2023. Furthermore, we expect there to be an increased focus on laws and regulations related to our business, including by the current U.S. presidential administration and the U.S. Congress, because of the growing policy concerns in the U.S. with regard to the operation of credit reporting agencies, the collection, use, accuracy, correction and sharing of personal information, and the use of algorithms, artificial intelligence and machine learning in business processes.

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

We devote substantial compliance, legal and operational business resources to strive for compliance with applicable regulations and requirements. In the future, we may be subject to significant additional expenses related to compliance with applicable laws and regulations, including new laws and evolving interpretations that are difficult to predict, and to the investigation, defense or remedy of actual or alleged violations. Additionally, we cooperate with CFPB supervisory examinations and respond to other state, federal and foreign government examinations of or inquiries into our business practices. The enactment of new laws and how they are interpreted could impact our business. In particular, legislative activity in the privacy area may result in new laws that are applicable to us and that may hinder our business, for example, by restricting use or sharing of consumer data, including for marketing or advertising or limiting the use of, limiting our ability to provide certain consumer data to our customers, or otherwise regulating artificial intelligence and machine learning, including the use of algorithms and automated processing in ways that could materially affect our business, or which may lead to significant increases in the cost of compliance. Any failure by us to comply with, or remedy any violations of, applicable laws and regulations, could result in new costs for our operations, the curtailment of certain of our operations, the imposition of fines and penalties, liability to private plaintiffs as a result of individual or class action litigation, restrictions on the operation of our business and reputational harm. It is difficult to predict the impact on our business if we were subject to allegations of having violated existing laws. For example, in Europe, the GDPR, which includes extensive regulations for certain security incidents, could result in fines of up to four percent of annual worldwide “turnover” (a measure similar to revenues in the U.S.). In addition, because many of our products are regulated or sold to customers in various industries, we must comply with additional regulations in marketing our products. Moreover, our compliance with privacy laws and regulations and our reputation depend in part on customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with consumer expectations and regulatory requirements. We cannot predict the ultimate impact on our business of new or proposed rules, supervisory examinations or government investigations or enforcement actions.

The following legal and regulatory developments also could have a substantial negative impact on our business, financial condition or results of operations:

•amendment, enactment or interpretation of laws and regulations that restrict the access, sharing and use of personal information and reduce the availability or effectiveness of our solutions or the supply of data available to customers;
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

The CFPB, which was established under the Dodd-Frank Act and commenced operations in July 2011, has broad authority over our business. This includes authority to issue regulations under federal consumer financial protection laws, such as under the FCRA and other laws applicable to us and our financial customers. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority.

The CFPB conducts examinations and investigations, issues requests for information and subpoenas and brings civil actions in federal court for violations of the federal consumer financial laws, including the FCRA. In these proceedings, the CFPB can seek relief that includes: rescission or reformation of contracts, restitution, disgorgement of profits, payment of damages, limits on activities and civil money penalties of up to $1.0 million per day for known violations. The CFPB conducts periodic examinations of us and the consumer credit reporting industry, which could result in new regulations or enforcement actions or proceedings. Actions by the CFPB could result in requirements to alter or cease offering affected products and services, making them less attractive and restricting our ability to offer them.

Although we have committed resources to enhancing our compliance programs, actions by the CFPB or other regulators against us could result in financial or reputational harm. Our compliance costs and legal and regulatory exposure could increase materially if the CFPB or other regulators enact new regulations, change regulations that were previously adopted, modify through supervision or enforcement past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted.

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

We are regularly involved in claims, suits, government investigations, supervisory examinations and regulatory proceedings arising from the ordinary course of our business, including actions with respect to consumer protection and data protection, including purported class action lawsuits. Such claims, suits, government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties or sanctions, as well as judgments, consent decrees or orders preventing us from offering certain features, functionalities, products or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. The FCRA contains an attorney fee shifting provision that provides an incentive for consumers to bring individual and class action lawsuits against a credit reporting agency for violation of the FCRA, and the number of consumer lawsuits (both individual and class action) against us alleging a violation of the FCRA and our resulting costs associated with resolving these lawsuits have increased substantially over the past several years.

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

Financial Market Risks

A downgrade in our credit ratings could increase our cost of borrowing under our credit facilities and have an adverse effect on our ability to access the capital markets.

Credit ratings reflect an independent agency’s judgment on the likelihood that a borrower will repay a debt obligation at maturity. The ratings reflect many considerations, such as the nature of the borrower’s industry and its competitive position, the size of the company, its liquidity and access to capital and the sensitivity of a company’s cash flows to changes in the economy. A security rating is not a recommendation to buy, sell or hold securities and may be changed or withdrawn at any time by the assigning rating agency.

A downgrade in our credit ratings would increase the cost of borrowings under our commercial paper program, $1.5 billion revolving credit facility and $700.0 million delayed draw term loan, and could limit or, in the case of a significant downgrade, preclude our ability to issue commercial paper. If our credit ratings were to decline to lower levels, we could experience increases in the interest cost for any new debt. In addition, the market’s demand for, and thus our ability to readily issue, new debt could become further affected by the economic and credit market environment.

Our retirement and post-retirement pension plans are subject to financial market risks that could adversely affect our future results of operations and cash flows.

We have significant retirement and post-retirement pension plan assets and obligations. The performance of the financial markets and interest rates impact our plan expenses, expected returns, and funding obligations. Significant decreases in interest rates, decreases in the fair value of plan assets and investment losses on plan assets will increase our funding obligations, and adversely impact our results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements. We ordinarily lease office space for conducting our business and are obligated under approximately 60 leases and other rental arrangements for our field locations. We owned 6 office buildings at December 31, 2022, including our executive offices, one campus which houses our Alpharetta, Georgia technology center, a building utilized by our Workforce Solutions operations located in St. Louis, Missouri, as well as two buildings utilized by our Latin America operations.

For additional information regarding our obligations under leases, see Note 6 and Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. We believe that suitable additional space will be available to accommodate our future needs.

ITEM 3. LEGAL PROCEEDINGS

Canadian Class Actions

In 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of personal information of consumers. Five putative Canadian class actions, four of which are on behalf of a national class of approximately 19,000 Canadian consumers, are pending against us in Ontario, British Columbia and Alberta. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. In addition to seeking class certification on behalf of Canadian consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident, in some cases, plaintiffs also seek class certification on behalf of a larger group of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident or earlier and were not impacted by the incident.

On December 13, 2019, the court in Ontario granted certification of a nationwide class that includes all impacted Canadians as well as Canadians who had subscription products with Equifax between March 7, 2017 and July 30, 2017 who were not impacted by the incident. We appealed one of the claims on which a class was certified and on June 9, 2021, our appeal was granted by the Ontario Divisional Court. The plaintiff filed a notice of further appeal with the Ontario Court of Appeal, and on November 25, 2022, the Ontario Court of Appeal dismissed the plaintiff’s appeal and upheld the Divisional Court’s ruling in our favor. On January 24, 2023, the plaintiff appealed this decision to the Supreme Court of Canada. All remaining purported class actions are at preliminary stages or stayed.

FCA Investigation

The U.K.’s Financial Conduct Authority (“FCA”) opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017 in connection with the 2017 cybersecurity incident. The investigation by the FCA has involved a number of information requirements and interviews. We have responded to the information requirements and continue to cooperate with the investigation. At this time, we are unable to predict the outcome of this FCA investigation, including whether the investigation will result in any action or proceeding against us.

CFPB Matters

In December 2021, we received a Civil Investigative Demand (a “CID”) from the CFPB as part of its investigation into our consumer disputes process in order to determine whether we have followed the FCRA's requirements for the proper handling of consumer disputes. The CID requests the production of documents and answers to written questions. We are cooperating with the CFPB in its investigation and are in discussions with the CFPB regarding our response to the CID. In addition, in January 2023, the CFPB informed us that its enforcement division will be investigating our previously-disclosed coding issue identified within a legacy server environment in the U.S. slated to be migrated to the new Equifax cloud infrastructure which impacted how some credit scores were calculated during a three-week period in 2022. We are cooperating with the CFPB in its investigation. At this time, we are unable to predict the outcome of these CFPB investigations, including whether the investigations will result in any actions or proceedings against us.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equifax’s common stock is traded on the New York Stock Exchange under the symbol “EFX.” As of January 31, 2023, Equifax had approximately 2,625 holders of record; however, Equifax believes the number of beneficial owners of common stock exceeds this number.

Shareholder Return Performance Graph

The graph below compares Equifax’s five-year cumulative total shareholder return with that of the Standard & Poor’s Composite Stock Index (S&P 500) and a peer group index, the S&P 500 Banks Index (Industry Group). The graph assumes that the value of the investment in our Common Stock and each index was $100 on the last trading day of 2018 and that all quarterly dividends were reinvested without commissions. Our past performance may not be indicative of future performance.

COMPARATIVE FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG EQUIFAX INC., S&P 500 INDEX AND S&P 500 BANKS INDEX (INDUSTRY GROUP)

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
VALUE OF $100 INVESTED AS OF JANUARY 1, 2018
DOLLARS
400.00
300.00
200.00
100.00
0.00
Initial
2018
2019
2020
2021
2022
Equifax Inc.
S&P 500 Index
S&P 500 Banks Index (Industry Group)

	Fiscal Year Ended December 31,
	Initial	2018	2019	2020	2021	2022
Equifax Inc.	100.00	75.54	115.06	159.93	244.44	163.56
S&P 500 Index	100.00	90.44	118.91	140.79	181.21	148.39
S&P 500 Banks Index (Industry Group)	100.00	74.44	94.37	83.22	108.94	90.69

The table below contains information with respect to purchases made by or on behalf of Equifax of its common stock during the fourth quarter ended December 31, 2022:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - October 31, 2022	930	$—	—	$520,168,924
November 1 - November 30, 2022	3,641	$—	—	$520,168,924
December 1 - December 31, 2022	369	$—	—	$520,168,924
Total	4,940	$—	—	$520,168,924

(1)    The total number of shares purchased includes, if applicable: (a) shares purchased pursuant to our publicly-announced share repurchase program, or Program; and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock, totaling 930 shares for the month of October 2022, 3,641 shares for the month of November 2022 and 369 shares for the month of December 2022.

(2)    Average price paid per share for shares purchased as part of our Program (includes brokerage commissions).

(3)    We purchased no common shares during the twelve months ended December 31, 2022. At December 31, 2022, the amount authorized for future share repurchases under the Program was $520.2 million.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance will be included in the section captioned “Equity Compensation Plan Information” in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 6. RESERVED

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 8 of this Form 10-K. This section discusses the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 and the year ended December 31, 2021 compared to the year ended December 31, 2020. All percentages have been calculated using unrounded amounts for each of the periods presented.

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

BUSINESS OVERVIEW

Equifax Inc. is a global data, analytics and technology company. We provide information solutions for businesses, governments and consumers, and we provide human resources business process automation and outsourcing services for employers. We have a large and diversified group of clients, including financial institutions, corporations, government agencies and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, educational history, criminal history, healthcare professional licensure and sanctions, demographic and marketing data. We use advanced statistical techniques, machine learning and proprietary software tools to analyze available data to create customized insights, decision-making and process automation solutions and processing services for our clients. We are a leading provider of e-commerce fraud and charge back protection services in North America as well as information and solutions used in payroll-related and human resource management business process services in the U.S. For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions. Additionally, we also provide information, technology and services to support debt collections and recovery management.

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the United Kingdom (“U.K.”), Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland, Chile, Costa Rica and India. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. We previously had a joint venture in Russia that offered consumer credit services; however, during the third quarter of 2022, we completed the sale of this equity method investment.

Recent Events and Company Outlook

As further described above, we operate in the U.S., which represented 78% of our revenue in 2022, and internationally in 24 countries. Our products and services span a wide variety of vertical markets including financial services, mortgage, talent solutions, federal, state and local governments, automotive, telecommunications, e-commerce and many others.

Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, small commercial credit and marketing activity, identity and fraud, and employee hiring and onboarding activity. Demand is also enhanced by our initiatives to expand our products, capabilities and markets served.

For 2023, our planning assumes that U.S. economic activity, as measured by GDP, is expected to grow but at a slower rate of growth than experienced in 2022. Our plan assumes the U.S. mortgage market, as measured by originations, is expected to decline by about 30% in 2023 versus 2022. The U.S. mortgage market, particularly the mortgage refinance portion of the U.S. mortgage market, can be significantly impacted by U.S. interest rates and therefore mortgage rates. In the International markets in which we operate, in particular in Australia, the U.K. and Canada, our planning also assumes economic activity, as measured by GDP, to grow in 2023 but at slower rates than in 2022. The slowdown in economic activity in the U.K. is expected to be more significant than in Australia or Canada.

Segment and Geographic Information

Segments. The Workforce Solutions segment consists of the Verification Services and Employer Services business lines. Verification Services revenue is transaction-based and is derived primarily from employment and income verification, as well as criminal justice data. Employer Services revenue is derived from our provision of certain human resources business process outsourcing services that include both transaction and subscription based product offerings. These include services that assist employers in complying with and automating certain payroll-related and human resource management processes throughout the entire cycle of the employment relationship, including unemployment cost management, employee screening, employee onboarding, tax credits and incentives, I-9 management and compliance, immigration case management, tax form management services and Affordable Care Act management services. Workforce Solutions has established operations in Canada, Australia and most recently in the U.K.

The USIS segment consists of three service lines: Online Information Solutions, Mortgage Solutions, and Financial Marketing Services. Online Information Solutions and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer and commercial credit reporting and scoring, identity management, fraud detection, modeling services and consumer credit monitoring services. USIS also markets certain decisioning software services which facilitate and automate a variety of consumer and commercial credit-oriented decisions. Online Information Solutions also includes the U.S. consumer credit monitoring solutions business previously part of the Global Consumer Services segment. Financial Marketing Services revenue is principally project and subscription based and is derived from our sales of batch credit, identity and consumer wealth information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk. USIS operates in the United States.

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

Geographic Information. We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. We previously had a joint venture in Russia that offered consumer credit services; however, during the third quarter of 2022, we completed the sale of this equity method investment. Approximately 78% of our revenue was generated in the U.S. during both the twelve months ended December 31, 2022 and 2021.

Seasonality. We experience seasonality in certain of our revenue streams. Revenue generated by the online consumer information services component of our USIS operating segment is typically the lowest during the first quarter, when consumer lending activity is at a seasonal low. Revenue generated from the Employer Services business unit within the Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of Form W-2 and 1095-C services that occur in the first quarter each year. Revenue generated from our financial wealth asset products and data management services in our Financial Marketing Services business is generally higher in the fourth quarter each year due to the significant portion of our annual renewals and deliveries which occur then. Mortgage related revenue is generally higher in the second and third quarters of the year due to the increase in consumer home purchasing during the summer in the U.S. Any change in the U.S. mortgage market could have a corresponding impact on revenue and operating profit for our business, primarily within the Workforce Solutions and USIS operating segments. Although in recent years activity has been directly related to changes in interest rates, and this trend has been less observed.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. Key performance indicators for the twelve months ended December 31, 2022, 2021 and 2020 include the following:

	Key Performance Indicators Twelve Months Ended December 31,
	2022	2021	2020
	(In millions, except per share data)
Operating revenue	$5,122.2	$4,923.9	$4,127.5
Operating revenue change	4%	19%	18%
Operating income	$1,056.0	$1,138.0	$676.6
Operating margin	20.6%	23.1%	16.4%
Net income attributable to Equifax	$696.2	$744.2	$520.1
Diluted earnings per share	$5.65	$6.02	$4.24
Cash provided by operating activities	$757.1	$1,334.8	$946.2
Capital expenditures*	$(617.4)	$(490.5)	$(430.7)
*Amounts above include accruals for capital expenditures.

RESULTS OF OPERATIONS —
TWELVE MONTHS ENDED DECEMBER 31, 2022, 2021 AND 2020

Consolidated Financial Results

Operating Revenue

	Twelve Months Ended December 31,			Change
				2022 vs. 2021		2021 vs. 2020
Operating Revenue	2022	2021	2020	$	%	$	%
	(In millions)
Workforce Solutions	$2,325.4	$2,035.4	$1,461.7	$290.0	14%	$573.7	39%
U.S. Information Solutions	1,657.7	1,786.7	1,711.2	(129.0)	(7)%	75.5	4%
International	1,139.1	1,101.8	954.6	37.3	3%	147.2	15%
Consolidated operating revenue	$5,122.2	$4,923.9	$4,127.5	$198.3	4%	$796.4	19%

Revenue for 2022 increased by 4% compared to 2021. The increase was primarily due to growth in Workforce Solutions and International, partially offset by a decline in USIS. The significant decline in U.S. mortgage originations negatively impacted the growth in Workforce Solutions and caused the decline in USIS revenue. The effect of foreign exchange rates decreased revenue by $94.9 million, or 2%, in 2022 compared to 2021.

Revenue for 2021 increased by 19% compared to 2020. The growth was driven by increases in our Workforce Solutions segment, across mortgage and non-mortgage related revenue, growth in our International segment and growth in non-mortgage related revenue in the USIS segment. The effect of foreign exchange rates reduced revenue by $50.4 million, or 1%, in 2021 compared to 2020.

Operating Expenses

	Twelve Months Ended December 31,			Change
				2022 vs. 2021		2021 vs. 2020
Operating Expenses	2022	2021	2020	$	%	$	%
	(In millions)
Consolidated cost of services	$2,177.2	$1,980.9	$1,737.4	$196.3	10%	$243.5	14%
Consolidated selling, general and administrative expenses	1,328.9	1,324.6	1,322.5	4.3	—%	2.1	—%
Consolidated depreciation and amortization expense	560.1	480.4	391.0	79.7	17%	89.4	23%
Consolidated operating expenses	$4,066.2	$3,785.9	$3,450.9	$280.3	7%	$335.0	10%

Cost of Services.  Cost of services increased $196.3 million in 2022 compared to 2021. The increase is due to higher royalty costs, production costs, which include third party cloud usage fees, and people costs. The effect of changes in foreign exchange rates decreased cost of services by $50.5 million.

Cost of services increased $243.5 million in 2021 compared to 2020. The increase is due to increased royalty costs, production costs, which include third party cloud usage fees, and people costs, partially offset by a decrease in incremental technology and data security costs related to our technology transformation. The effect of changes in foreign exchange rates increased cost of services by $27.5 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $4.3 million in 2022 compared to 2021. The increase in 2022 is primarily driven by companies acquired in 2022 and 2021, with the total increase in expenses partially offset by a decrease in incentive plan costs. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $25.6 million.

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

Depreciation and Amortization.  Depreciation and amortization expense for 2022 and 2021 increased by $79.7 million and $89.4 million, respectively. These increases are due to higher amortization of purchased intangible assets related to recent acquisitions, as well as amortization of capitalized internal-use software and systems costs from technology transformation capital spending incurred previously. The impact of changes in foreign currency exchange rates led to a decrease in depreciation and amortization expense of $11.6 million and an increase of $10.6 million in 2022 and 2021, respectively.

Operating Income and Operating Margin

	Twelve Months Ended December 31,			Change
Operating Income and Operating Margin				2022 vs. 2021			2021 vs. 2020
	2022	2021	2020	$	%		$	%
	(In millions)
Consolidated operating revenue	$5,122.2	$4,923.9	$4,127.5	$198.3	4%		$796.4	19%
Consolidated operating expenses	4,066.2	3,785.9	3,450.9	280.3	7%		335.0	10%
Consolidated operating income	$1,056.0	$1,138.0	$676.6	$(82.0)	(7)%		$461.4	68%
Consolidated operating margin	20.6%	23.1%	16.4%		(2.5)	pts		6.7	pts

Total company operating margin decreased by 2.5 percentage points in 2022 versus 2021. The margin decrease was due to the aforementioned increased operating expenses and amortization expense that outpaced revenue growth during the period.

Total company operating margin increased by 6.7 percentage points in 2021 versus 2020, due to higher operating income generated by the increased revenue and decreased incremental technology and data security costs, partially offset by the increased people costs and aforementioned increase in depreciation and amortization expense.

Interest Expense and Other Income (Expense), net

	Twelve Months Ended December 31,			Change
				2022 vs. 2021		2021 vs. 2020
Consolidated Interest and Other Income (Expense), net	2022	2021	2020	$	%	$	%
	(In millions)
Consolidated interest expense	$(183.0)	$(145.6)	$(141.6)	$(37.4)	26%	$(4.0)	3%
Consolidated other income (expense), net	56.7	(43.2)	150.2	99.9	(231)%	(193.4)	(129)%

Average cost of debt	3.2%	3.2%	3.5%
Total consolidated debt, net, at year end	$5,787.3	$5,294.9	$4,378.4	$492.4	9%	$916.5	21%

Interest expense increased in 2022, when compared to 2021, due to a higher weighted average outstanding amount of debt and higher interest costs attributable to debt agreements entered into during 2022.

Interest expense increased in 2021, when compared to 2020, due to a higher weighted average outstanding amount of debt in 2021 when compared to 2020, offset by a slightly lower cost of debt.

The increase in other income (expense), net in 2022 is driven by changes in our fair value adjustments of our investments, gains on the sale of multiple equity investments and mark-to-market adjustments for our pension assets. We recorded a $13.3 million gain on the fair value adjustment of our Brazil investment in 2022, compared to a $64.0 million loss in 2021. During 2022, we recorded a gain of $19.1 million as a result of the sale of multiple equity investments, including the sale of our equity method investment in Russia during the third quarter of 2022. For 2022 and 2021, we recorded a $1.4 million gain and $20.2 million loss, respectively, on the mark-to-market adjustment of our pension plan assets.

The decrease in other income (expense), net in 2021 is driven by the changes in our fair value adjustments of our investments and mark-to-market adjustments for our pension assets. We recorded a $64.0 million loss on the fair value adjustment of our Brazil investment in 2021, compared to a $149.5 million gain on the fair value adjustment of our Brazil and India investments in 2020. For 2021 and 2020, we recorded a $20.2 million and $32.2 million loss, respectively, on the mark-to-market adjustment of our pension plan assets. These impacts were partially offset by positive impacts of foreign currency exchange in 2021.

Income Taxes

	Twelve Months Ended December 31,			Change
				2022 vs. 2021		2021 vs. 2020
Provision for Income Taxes	2022	2021	2020	$	%	$	%
	(In millions)
Consolidated provision for income taxes	$(229.5)	$(200.7)	$(159.0)	$(28.8)	14%	$(41.7)	26%
Effective income tax rate	24.7%	21.2%	23.2%

Our effective tax rate was 24.7% for 2022, up from 21.2% for the same period in 2021. Our effective tax rate is higher for the year ended December 31, 2022 compared to 2021 due to a higher foreign rate differential, primarily due to the changes in the fair value of our investment in Brazil.

Our effective tax rate was 21.2% for 2021, down from 23.2% for the same period in 2020. Our effective tax rate was lower for the year ended December 31, 2021 compared to 2020 due to a lower foreign rate differential due to the changes in the fair value of our investment in Brazil.

Net Income

	Twelve Months Ended December 31,			Change
				2022 vs. 2021		2021 vs. 2020
Net Income	2022	2021	2020	$	%	$	%
	(In millions, except per share amounts)
Consolidated operating income	$1,056.0	$1,138.0	$676.6	$(82.0)	(7)%	$461.4	68%
Consolidated interest and other income (expense), net	(126.3)	(188.8)	8.6	62.5	(33)%	(197.4)	(2,295)%
Consolidated provision for income taxes	(229.5)	(200.7)	(159.0)	(28.8)	14%	(41.7)	26%
Consolidated net income	700.2	748.5	526.2	(48.3)	(6)%	222.3	42%
Net income attributable to noncontrolling interests	(4.0)	(4.3)	(6.1)	0.3	(7)%	1.8	(30)%
Net income attributable to Equifax	$696.2	$744.2	$520.1	$(48.0)	(6)%	$224.1	43%
Diluted earnings per share:
Net income attributable to Equifax	$5.65	$6.02	$4.24	$(0.37)	(6)%	$1.78	42%
Weighted-average shares used in computing diluted earnings per share	123.3	123.6	122.8

Consolidated net income decreased by $48.3 million in 2022 compared to 2021 due to a decrease in operating income and an increase income tax expense, partially offset by the increase in other income, net.

Consolidated net income increased by $222.3 million in 2021 compared to 2020 due to increased operating income, partially offset by the decrease in other income, net and increase in income tax expense.

Segment Financial Results

Workforce Solutions

	Twelve Months Ended December 31,			Change
				2022 vs. 2021			2021 vs. 2020
Workforce Solutions	2022	2021	2020	$	%		$	%
	(In millions)
Operating Revenue:
Verification Services	$1,871.0	$1,608.9	$1,103.2	$262.1	16%		$505.7	46%
Employer Services	454.4	426.5	358.5	27.9	7%		68.0	19%
Total operating revenue	$2,325.4	$2,035.4	$1,461.7	$290.0	14%		$573.7	39%
% of consolidated revenue	45%	42%	35%
Total operating income	$1,006.0	$1,000.7	$703.9	$5.3	1%		$296.8	42%
Operating margin	43.3%	49.2%	48.2%		(5.9)	pts		1.0	pts

Workforce Solutions revenue increased by 14% in 2022 compared to 2021, due to growth in Verification Services driven by growth in non-mortgage verticals, including government, talent, consumer finance and Employer Services verticals, as well as acquisition revenue in both Verification Services and Employer Services.

Workforce Solutions revenue increased by 39% in 2021 compared to 2020, due to strong growth in Verification Services driven by growth in mortgage, talent solutions, government and other verticals. Employer Services revenue also increased due to acquisition related growth and employee services, partially offset by a decline in our unemployment claims business.

Verification Services.  Revenue increased 16% in 2022 compared to 2021. The increase in revenue was due to growth in government, talent solutions, and consumer finance verticals, along with growth from the full year impact of the Insights acquisition, offset by a decline in the mortgage vertical due to significantly slower U.S. mortgage origination activity in 2022 due to higher interest rates. Verification Services benefited across all verticals from the continued growth of employment and income records in The Work Number database.

Revenue increased 46% in 2021 compared to 2020. Verification Services revenue experienced growth in the mortgage, talent solutions and government verticals as well as from the acquisition of Appriss Insights, which took place in the fourth quarter of 2021. Verification Services benefited across all verticals from the continued growth of employment and income records in The Work Number database.

Employer Services.  Revenue increased 7% in 2022, compared to 2021 due to growth in employee services, partially offset by a decrease in unemployment claims management revenue as the number of unemployment claims returned to pre-COVID-19 levels in 2022 after having been significantly higher in 2021 due to the economic impact of COVID-19 on the U.S. economy. Employer Services also benefited from acquisition revenue in 2022.

Revenue increased 19% in 2021 compared to 2020 due to growth in employee services, partially offset by a decrease in unemployment claims revenue as the number of claims greatly reduced in 2021 after having been significantly higher in 2020 due to the economic impact of COVID-19 on the U.S. economy. Employer Services also benefited from acquisition revenue in 2021.

Workforce Solutions Operating Margin.  Operating margin decreased to 43.3% in 2022 compared to 49.2% in 2021 due to increased royalty costs, people costs, purchased intangible asset amortization and production costs, which altogether grew faster than the increase in revenue. Operating margin increased to 49.2% in 2021 compared to 48.2% in 2020 primarily due to the increase in revenue, partially offset by increases in royalty, production and people costs.

U.S. Information Solutions

	Twelve Months Ended December 31,			Change
U.S. Information Solutions				2022 vs. 2021			2021 vs. 2020
	2022	2021	2020	$		%	$		%
	(In millions)
Operating revenue:
Online Information Solutions	$1,295.4	$1,349.8	$1,296.4	$(54.4)		(4)%	$53.4		4%
Mortgage Solutions	138.3	190.4	199.8	(52.1)		(27)%	(9.4)		(5)%
Financial Marketing Services	224.0	246.5	215.0	(22.5)		(9)%	31.5		15%
Total operating revenue	$1,657.7	$1,786.7	$1,711.2	$(129.0)		(7)%	$75.5		4%
% of consolidated revenue	33%	36%	42%
Total operating income	$402.1	$551.8	$515.3	$(149.7)		(27)%	$36.5		7%
Operating margin	24.3%	30.9%	30.1%		(6.6)	pts		0.8	pts

U.S. Information Solutions revenue decreased 7% in 2022 compared to 2021 due to the negative impact of declining mortgage inquiry volumes on both online services and mortgage solutions, as well as a decline in marketing solutions, partially offset by growth in non-mortgage online services and acquisition-related revenue. The decline in mortgage related online revenue and mortgage solutions revenue in 2022 is due to declining mortgage credit inquiry volumes caused by declines in mortgage industry originations reflecting higher interest rates during 2022.

U.S. Information Solutions revenue increased 4% in 2021 compared to 2020 due to overall improvements in our core credit decisioning services, acquisition-related revenue and financial marketing services, partially offset by decreases in Mortgage Solutions.

Online Information Solutions.  Revenue for 2022 decreased 4% compared to 2021, due to declining mortgage inquiry volumes compared to the prior year, partially offset by continued growth of non-mortgage online services and revenue from acquisitions.

Revenue for 2021 increased 4% compared to 2020, due to continued growth in non-mortgage online services and revenue related to acquisitions, partially offset by a decrease in U.S. consumer and mortgage online services.

Mortgage Solutions.  Revenue decreased 27% and 5% in 2022 and 2021, respectively, due to declining mortgage inquiry volumes, as compared to the prior year.

Financial Marketing Services.  Revenue decreased 9% in 2022 compared to 2021, driven by lower fraud, risk management and other data services revenue.

Revenue increased 15% in 2021 compared to 2020, due to increased marketing activities by customers as the U.S. economy continued its recovery from the economic impact of COVID-19.

U.S. Information Solutions Operating Margin.  USIS operating margin decreased to 24.3% in 2022 compared to 30.9% in 2021, due to the decrease in revenue and increases in depreciation expense related to increased capitalized software development spending and cloud production costs, partially offset by lower production costs. USIS operating margin increased to 30.9% in 2021 compared to 30.1% in 2020, due to increased revenue and lower selling, general and administrative expenses, partially offset by increased depreciation expense, royalty costs and production costs.

International

Twelve Months Ended December 31,	Change
2022 vs. 2021	2021 vs. 2020
International	2022	2021	2020	$	%	$	%
(In millions)
Operating revenue:
Asia Pacific	$348.4	$356.0	$296.5	$(7.6)	(2)%	$59.5	20%
Europe	327.8	319.9	285.2	7.9	2%	34.7	12%
Latin America	206.8	175.9	160.3	30.9	18%	15.6	10%
Canada	256.1	250.0	212.6	6.1	2%	37.4	18%
Total operating revenue	$1,139.1	$1,101.8	$954.6	$37.3	3%	$147.2	15%
% of consolidated revenue	22%	22%	23%
Total operating income	$147.0	$141.9	$75.7	$5.1	4%	$66.2	87%
Operating margin	12.9%	12.9%	7.9%	—	pts	5.0	pts

International revenue increased by 3% in 2022 as compared to 2021. Local currency revenue increased 12% in 2022, driven by increases in Latin America, Europe, Canada and Asia Pacific. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $94.8 million, or 9%.

International revenue increased by 15% in 2021 as compared to 2020. Local currency revenue increased 10% in 2021, driven by increases in all geographies as local economies continued to recover from negative impacts of COVID-19 despite the impact of measures to limit its spread in many regions during the year. Local currency fluctuations against the U.S. dollar positively impacted revenue by $50.4 million, or 5%.

Asia Pacific. Local currency revenue increased 6% in 2022 as compared to 2021 driven by stronger volumes within consumer, commercial and identity and fraud, as well as growth in India due to higher consumer volumes, partially offset by a consumer direct business decline in Australia. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $29.2 million, or 8%. Reported revenue decreased 2% in 2022 as compared to 2021.

Local currency revenue increased 11% in 2021 as compared to 2020 driven by growth in our commercial, consumer, background check verifications and identity and fraud businesses in Australia, partially offset by declines in recovery management. Additionally, the increase in revenue for 2021 was also attributable to organic growth in India due to higher consumer volumes related to economic recovery from the impacts of COVID-19. Local currency fluctuations against the U.S. dollar positively impacted revenue by $27.7 million, or 9%. Reported revenue increased 20% in 2021 as compared to 2020.

Europe.  Local currency revenue increased 14% in 2022 as compared to 2021, driven by growth in the debt services business and core credit decisioning, identity and fraud, partially offset by a decline in the consumer direct business. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $37.4 million, or 12%, for 2022. Reported revenue increased 2% in 2022 as compared to 2021.

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

Latin America. Local currency revenue increased 29% in 2022 as compared to 2021 reflecting local currency growth across most countries driven by price increases mainly in Argentina and Chile, stronger online consumer growth, as well as growth due to acquisition revenue. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $20.3 million, or 11%, in 2021, primarily from Argentina and Chile. Reported revenue increased 18% in 2022 as compared to 2021.

Local currency revenue increased 15% in 2021 as compared to 2020 reflecting growth broadly across the region as it recovered from the impacts of COVID-19. Local currency growth rates were strongest in Argentina, Central America, Mexico and Peru, with growth also in Chile and other countries. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $8.4 million, or 5%, in 2021, primarily from Argentina. Reported revenue increased 10% in 2021 as compared to 2020.

Canada.  Local currency revenue increased 6% in 2022 as compared to 2021 primarily driven by strong identity and fraud revenue and higher analytical batch credit services and decisioning online volumes, partially offset by declines in consumer direct services volumes and mortgage related products due to interest rate increases. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $8.0 million, or 4%, in 2022. Reported revenue increased 2% in 2022 as compared to 2021.

Local currency revenue increased 12% in 2021 as compared to 2020 primarily due to growth in the consumer, commercial, identity and fraud, and analytics businesses, mainly within the mortgage and fintech verticals, as Canada recovered from the negative impacts of COVID-19 despite continued lockdown measures during the year in several Canadian provinces. Local currency fluctuations against the U.S. dollar positively impacted revenue by $12.7 million, or 6%, in 2021. Reported revenue increased 18% in 2021 as compared to 2020.

International Operating Margin.  Operating margin was 12.9% in both 2022 and 2021. The 2022 margin is driven by higher revenue, lower purchased intangible asset amortization costs, and lower incentives, partially offset by higher cloud production costs and depreciation expense related to technology transformation project spending. Operating margin increased to 12.9% in 2021 as compared to 7.9% in 2020. The increase in margin is due to increased revenue, lower purchased intangible asset amortization costs and discretionary expense control, partially offset by increased people costs, royalty costs, production costs and depreciation of capitalized internal-use software and systems costs.

General Corporate Expense

	Twelve Months Ended December 31,			Change
				2022 vs. 2021		2021 vs. 2020
General Corporate Expense	2022	2021	2020	$	%	$	%
	(In millions)
General corporate expense	$499.1	$556.4	$618.3	$(57.3)	(10)%	$(61.9)	(10)%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense decreased $57.3 million in 2022. The decrease in 2022 as compared to 2021 is due to reduced people costs, primarily incentive plans, and professional fees.

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

Funds generated by operating activities, our Revolver and related commercial paper (“CP”) program, more fully described below, are our most significant sources of liquidity. At December 31, 2022, we had $285.2 million in cash balances, as well as $932.8 million available to borrow under our Revolver.

Sources and Uses of Cash

Our financing activities in 2022, more fully described below, were designed to create additional liquidity through the issuance of senior notes and the pay down of our CP program to increase future borrowing capacity which was used to fund 2022 acquisitions. We had higher cash balances in 2022 versus 2021 and we intend to use this additional capacity, together with cash from operating activities, to meet our current obligations. This included the $345.0 million consumer class action settlement payment that was made in January 2022 related to the U.S. Consumer MDL Litigation settlement that became effective on January 11, 2022. In addition, during October 2022, we paid off the $500.0 million Senior Notes due December 2022 with the proceeds from the $750.0 million 5.1% Senior Notes issued in September 2022 and commercial paper borrowings.

In December 2019, the Compensation Committee of our Board of Directors approved the termination of the Canadian Retirement Income Plan (“CRIP”), the defined benefit pension plan offered to certain employees in Canada, as more fully described in Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this report. As such, during the third quarter of 2022, we settled the liabilities under the CRIP.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of December 31, 2022, we held $202.1 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the twelve months ended December 31, 2022, 2021 and 2020:

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In millions)
Operating activities	$757.1	$1,334.8	$946.2	$(577.7)	$388.6
Investing activities	$(959.5)	$(3,398.2)	$(492.7)	$2,438.7	$(2,905.5)
Financing activities	$273.7	$617.7	$810.8	$(344.0)	$(193.1)

Operating Activities

Cash provided by operating activities for 2022 decreased by $577.7 million compared to 2021 due to decreased net income and the $345.0 million consumer class action settlement payment that was made in January 2022 related to the U.S. Consumer MDL Litigation settlement that became effective on January 11, 2022.

Cash provided by operating activities for 2021 increased by $388.6 million compared to 2020 due to increased net income.

Investing Activities

	Twelve Months Ended December 31,			Change
Net cash used in:	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In millions)
Capital expenditures*	$(624.5)	$(469.0)	$(421.3)	$(155.5)	$(47.7)
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

Capital expenditures increased in 2022 and 2021 from 2021 and 2020, respectively, as we are continuing to invest in enhanced technology systems and infrastructure as part of our technology transformation.

Acquisitions, Divestitures and Investments

	Twelve Months Ended December 31,			Change
Net cash (used in) provided by:	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In millions)
Acquisitions, net of cash acquired	$(433.8)	$(2,935.6)	$(61.4)	$2,501.8	$(2,874.2)
Cash received from sale of asset	$—	$4.9	$—	$(4.9)	$4.9
Cash received from divestitures	$98.8	$1.5	$—	$97.3	$1.5
Investment in unconsolidated affiliates, net	$—	$—	$(10.0)	$—	$10.0

2022 Acquisitions and Investments. During 2022, we acquired Efficient Hire and LawLogix within the Workforce Solutions operating segment. We acquired Midigator within the USIS operating segment. We acquired Data Crédito within the International operating segment. During 2022, we sold multiple equity investments.

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

For additional information about our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Financing Activities

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In millions)
Net short-term borrowings (repayments)	$242.2	$323.4	$(0.7)	$(81.2)	$324.1
Payments on long-term debt	$(500.0)	$(1,100.2)	$(125.0)	$600.2	$(975.2)
Proceeds from issuance of long-term debt	$749.3	$1,697.1	$1,123.3	$(947.8)	$573.8

Borrowing and Repayment Activity.  Net short-term repayments primarily represent repayments or borrowings of outstanding amounts under our CP program. We primarily borrow under our CP program as needed and as availability allows.

The decrease in short-term borrowings in 2022 is due to lower net short-term borrowings on our CP notes during the year as compared to 2021. The increase in short-term borrowings in 2021 is due to net short-term borrowings of our CP notes. The decrease in net short-term repayments in 2020 primarily relates to the net repayments of our CP notes.

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

Payments on long-term debt in 2022 reflect the October 2022 repayment of the $500.0 million Senior Notes due December 2022 with the proceeds from the $750.0 million 5.1% Senior Notes issued in September 2022 and commercial paper borrowings. Payments on long-term debt in 2021 reflect payments on the 2.3% Senior Notes, 3.6% Senior Notes and Floating Rate Notes that were due in 2021 using proceeds from the issuance of Senior Notes and the new term loan. Payments on long-term debt in 2020 reflect payments on our Receivable Facility using proceeds from the issuance of the senior notes.

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

As of December 31, 2022, there were $566.8 million of outstanding CP notes, $0.4 million of letters of credit outstanding, no outstanding borrowings under the Revolver and $700.0 million outstanding under the Term Loan. Availability under the Revolver was $932.8 million at December 31, 2022.

At December 31, 2022, approximately 78% of our debt was fixed rate and 22% was variable rate. Our variable-rate debt consists of CP and term loan borrowings. The interest rate resets periodically, based on the terms of the respective financing arrangement. At December 31, 2022, the interest rate on our variable-rate debt ranged from 4.55% to 5.63%.

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
In August 2021, we entered into our new Senior Credit Facilities as noted above in anticipation of the Appriss Insights acquisition. The Senior Credit Facilities include a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA for the preceding four quarters, of (i) 3.75 to 1.0 initially, (ii) 4.25 to 1.0 for the first fiscal quarter ending after the consummation of the Appriss Insights acquisition on October 1, 2021, through the third quarter of 2022, (iii) 4.0 to 1.0 for the fourth quarter of 2022 through the first quarter of 2023 and (iv) 3.75 to 1.0 for the second quarter of 2023 through the remaining term of the Revolver. We may also elect to increase the maximum leverage ratio by 0.5 to 1.0 (subject to a maximum leverage ratio of 4.75 to 1.0) in connection with certain material acquisitions if we satisfy certain requirements. The Senior Credit Facilities also permit cash in excess of $175 million to be netted against debt in the calculation of the leverage ratio, subject to certain restrictions.
None of these covenants are considered restrictive to our operations. As of December 31, 2022, we were in compliance with all of our debt covenants.
We do not have any credit rating triggers that would accelerate the maturity of a material amount of the outstanding debt; however, our 3.95% senior notes due 2023, 2.6% senior notes due 2024, 2.6% senior notes due 2025, 3.25% senior notes due 2026, 5.1% senior notes due 2027, 3.1% senior notes due 2030, 2.35% senior notes due 2031 and 7.0% senior notes due 2037 (together, the “Senior Notes”) contain change in control provisions. If we experience a change of control or publicly announces our intention to effect a change of control and the rating on the Senior Notes is lowered by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) below an investment grade rating within 60 days of such change of control or notice thereof, then we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.
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

Equity Transactions

	Twelve Months Ended December 31,			Change
Net cash (used in) provided by:	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In millions)
Treasury stock purchases	$—	$(69.9)	$—	$69.9	$(69.9)
Dividends paid to Equifax shareholders	$(191.1)	$(190.0)	$(189.5)	$(1.1)	$(0.5)
Dividends paid to noncontrolling interests	$(3.1)	$(6.5)	$(4.6)	$3.4	$(1.9)
Proceeds from exercise of stock options and employee stock purchase plan	$16.9	$46.8	$41.7	$(29.9)	$5.1
Purchase of redeemable noncontrolling interests	$(0.4)	$(11.2)	$(9.0)	$10.8	$(2.2)

Sources and uses of cash related to equity during the twelve months ended December 31, 2022, 2021 and 2020 were as follows:

•We did not repurchase any shares from public market transactions in 2022. We repurchased 0.4 million of common shares from public market transactions in 2021. We did not repurchase any shares from public market transactions in 2020. As of December 31, 2022, under the existing board authorization, the Company is approved for additional stock repurchases of $520.2 million.

•During the twelve months ended December 31, 2022, 2021 and 2020, we paid cash dividends to Equifax shareholders of $191.1 million, $190.0 million and $189.5 million, respectively, at $1.56 per share for 2022, 2021 and 2020.

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

Contractual Obligations and Commercial Commitments

The company's material cash requirements include the following contractual and other obligations. Our plan is to use existing cash balances and funds generated by operating activities to fund our obligations and commitments. If our cash requirements exceed our existing cash balances and funds generated by operations, we will finance future cash requirements with existing borrowing capacity, as necessary. In the event that additional financing is needed, we would finance using the public and private corporate bond markets and/or syndicated loan markets, if available. The following sections provide details of material cash requirements from known contractual and other obligations as of December 31, 2022.

Debt
As of December 31, 2022, we had outstanding variable and fixed rate notes with varying maturities for an aggregate principal amount of $5.3 billion, with $400.4 million payable within the next twelve months, as detailed further in Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this report. Future interest payments associated with the outstanding variable and fixed rate notes totals $1,078.8 million, with $219.6 million payable within the next twelve months.

We also issue unsecured short-term promissory notes through our revolving credit facility and CP program, which is set to expire in August 2026. As of December 31, 2022, we had no amount outstanding under our unsecured revolving credit facility and $566.8 million outstanding under our CP program.

Data Processing, Outsourcing Agreements and Other Purchase Obligations

We utilize several outsourcing partners for services that we outsource associated with our computer data processing operations and related functions, cloud provider services and certain administrative functions. These agreements expire between 2023 and 2028. As of December 31, 2022 the estimated aggregate minimum contractual obligation remaining under these agreements is approximately $948.3 million, with $361.0 million payable within the next twelve months.

Pension, Post-Retirement and Deferred Compensation Obligations

As detailed further in Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this report, we have several pension, post-retirement benefit and deferred compensation plans. Our U.S. Retirement Plan is frozen and is supported by plan assets to fund future payments. During the third quarter of 2022, we settled the liabilities under our Canadian Retirement Income Plan. We have three supplemental retirement plans for certain key employees which are unfunded. As of December 31, 2022, the total gross obligation for the pension and post retirement plans was $513.9 million, with $44.2 million of benefits expected to be paid within the next twelve months.

We maintain deferred compensation plans for certain management employees and the Board of Directors to defer the receipt of compensation until a later date based on the terms of the plan. As of December 31, 2022, the total obligation for the deferred compensation plans was $39.9 million, with $3.8 million expected to be paid within the next twelve months. These obligations exclude those under our deferred stock compensation plans.

Payments to Resolve Certain Legal Proceedings and Investigations

The Company has made and expects to make payments to resolve certain legal proceedings and investigations related to the 2017 cybersecurity incident, described more fully in “Item 3. Legal Proceedings” in this Form 10-K. Through 2022, the Company has made payments of $788.6 million for legal settlements related to the 2017 cybersecurity incident. On January 11, 2022, the Consumer Settlement became effective, and on January 24, 2022, we deposited the $345.0 million remaining to be paid to the Consumer Restitution Fund.

Leases

As detailed further in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this report, our lease arrangements principally involve office space. As of December 31, 2022, our total fixed lease payment obligations were $105.1 million, with $29.7 million payable within the next twelve months.

Other Planned Uses of Capital

We will continue to invest in sales, marketing, new product development, security and our technology, as well as continue to make strategic acquisitions that align with our business strategy. Additions to property and equipment will continue in order to support growth in our technology transformation and new product development, although we expect spending related to capital expenditures for the next twelve months to be down from current levels.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet financing activities.

Pursuant to the terms of certain industrial revenue bonds, we previously transferred title to certain of our fixed assets with total costs of $156.4 million as of December 31, 2021 to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. As of December 31, 2022, the title to these assets had reverted back to us upon the retirement of the applicable bonds. These fixed assets are recognized in the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance and surety bonds and standby letters of credit was not material at December 31, 2022, and generally have a remaining maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2022.

Benefit Plans

We sponsor a qualified defined benefit retirement plan, the U.S. Retirement Income Plan (“USRIP”), that covers approximately 6% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was closed to new participation at December 31, 2008. This plan also covers retirees as well as certain terminated but vested individuals not yet in retirement status. We also sponsored a retirement plan with both defined benefit and defined contribution components that covered most salaried and hourly employees in Canada, the Canadian Retirement Income Plan (“CRIP”); the defined benefit component was also closed to new hires on October 1, 2011.

During the twelve months ended December 31, 2022, we made no voluntary contributions to the USRIP and made contributions of $15.5 million to the CRIP. During the twelve months ended December 31, 2021, we made no voluntary contributions to the USRIP and made contributions of $2.8 million to the CRIP. At December 31, 2022, the USRIP met or exceeded ERISA’s minimum funding requirements. In the future, we will make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and liquidity needs. We believe additional funding contributions would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, and our credit facilities. During the third quarter of 2022, we settled the liabilities under the CRIP.

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

A portion of the Company’s business is conducted in currencies other than the U.S. dollar and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. Potential exposures as a result of these fluctuations in currencies are closely monitored. We generally do not mitigate the risks associated with fluctuating exchange rates, although we may from time to time through forward contracts or other derivative instruments, hedge a portion of our translational foreign currency exposure or exchange rate risks associated with material transactions which are denominated in a foreign currency.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period, either of which may have a material impact on the presentation of our Consolidated Balance Sheets, Statements of Income, and Statements of Comprehensive Income. We also have other significant accounting policies which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information about these policies, see Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of December 31, 2022, the contract asset balance was $12.2 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. Deferred revenue is recognized when we have an obligation to transfer goods or services to a customer and have already received consideration from the customer. We generally expect to recognize our deferred revenue as revenue within twelve months of being recorded based on the terms of the contracts.

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

We performed a qualitative assessment to determine whether further impairment testing was necessary for our Workforce Solutions, USIS, Latin America, Europe and Canada reporting units. In this qualitative assessment, we considered the following items for each of the reporting units: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, for each of these reporting units, the most recent fair value determination resulted in an amount that significantly exceeded the carrying amount of the reporting units. Based on these assessments, we determined the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is not more likely than not. As a result of our conclusions, no further testing was required for these reporting units.

The goodwill balance at December 31, 2022, for our six reporting units was as follows:

December 31, 2022
(In millions)
Workforce Solutions	$2,520.8
U.S. Information Solutions	2,004.8
Asia Pacific	1,361.2
Europe	169.3
Latin America	237.9
Canada	89.9
Total goodwill	$6,383.9

Valuation Techniques

We performed a quantitative assessment for our Asia Pacific reporting unit to determine whether impairment exists from the most recent valuation date due to the size of the cushion and overall uncertainty in the reporting unit due to the negative impacts of the COVID-19 pandemic on the region. In determining the fair value of the reporting unit, we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value.

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

In 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of personal information of consumers. As a result of the 2017 cybersecurity incident, we were subject to proceedings and investigations as described in “Item 3. Legal Proceedings” in this Form 10-K. We recorded estimated expenses, net of insurance recoveries, of $800.9 million in other current liabilities and selling, general, and administrative expenses in our Consolidated Statements of Income (Loss) for the twelve months ended December 31, 2019, exclusive of our legal and professional services expenses. The amount accrued represents our best estimate of the liability related to these matters. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described in “Item 3. Legal Proceedings” in this Form 10-K.

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

We also use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We review our uncertain tax positions and adjust our unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our unrecognized tax benefits may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash. At December 31, 2022, $42.7 million was recorded for uncertain tax benefits, including interest and penalties, of which it is reasonably possible that up to $3.9 million of our unrecognized tax benefit may change within the next twelve months.

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

For the year ended December 31, 2022, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2022 would have increased our revenue by $105.8 million and our pre-tax operating profit by $8.2 million. For the year ended December 31, 2021, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2021 would have increased our revenue by $107.4 million and our pre-tax operating profit by $13.6 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2022 and 2021.

On average across our mix of international businesses, foreign currencies at December 31, 2022 were weaker against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2021. As a result, if foreign exchange rates were unchanged throughout 2022, foreign exchange translation would increase growth as reported in U.S. dollars. As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2023, and rates could go either higher or lower.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate CP, the Revolver and term loan borrowings. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and variable-rate debt and the average life and scheduled maturities of our debt. At December 31, 2022, our weighted average cost of debt was 3.2% and weighted-average life of debt was 4.7 years. At December 31, 2022, 78% of our debt was fixed rate and the remaining 22% was variable rate. Occasionally, we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2022 interest expense by $12.7 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	53
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	54
Consolidated Statements of Income for each of the three years in the period ended December 31, 2022	56
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2022	57
Consolidated Balance Sheets at December 31, 2022 and 2021	58
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2022	59
Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Loss for each of the three years in the period ended December 31, 2022	60
Notes to Consolidated Financial Statements	62

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Equifax Inc.
Opinion on Internal Control over Financial Reporting
We have audited Equifax Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (the COSO criteria). In our opinion, Equifax Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity and accumulated other comprehensive loss for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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
February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Equifax Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Equifax Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity and accumulated other comprehensive loss for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Goodwill impairment test for the Asia Pacific reporting unit
Description of the Matter	At December 31, 2022, the Company’s goodwill was $6.4 billion and the goodwill attributed to the Asia Pacific reporting unit was $1.4 billion. As discussed in Note 4 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. The Company determined that a quantitative impairment test was required for the Asia Pacific reporting unit. Therefore, the Company determined the fair value of this reporting unit as of September 30, 2022, the annual goodwill impairment testing date.

In relation to the limited excess fair value of the Asia Pacific reporting unit over the carrying value of the net assets of the reporting unit, auditing management’s annual goodwill impairment test for the Asia Pacific reporting unit required judgement due to the estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as the revenue growth rate for certain businesses, projected EBITDA margins, long-term growth rate, and weighted average cost of capital, which are affected by expectations about future market or economic conditions and the economic performance of the Asia Pacific reporting unit.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to quantitatively test the Company’s Asia Pacific reporting unit’s goodwill balance for impairment including among others, controls related to management’s review of the significant assumptions described above and resulting fair value for the Asia Pacific reporting unit.

To test the estimated fair value of the Asia Pacific reporting unit used in the annual goodwill impairment test, we performed audit procedures that included, among others, assessing the methodologies used to determine the fair value of the Asia Pacific reporting unit, testing the significant assumptions discussed above and testing the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to historical results and current industry and economic trends. We also evaluated any identified contrary evidence, assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we utilized more experienced members of the audit team and involved our internal valuation specialists to assist in the evaluation and testing of the significant valuation assumptions discussed above.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia
February 23, 2023

CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended December 31,
(In millions, except per share amounts)	2022	2021	2020
Operating revenue	$5,122.2	$4,923.9	$4,127.5
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	2,177.2	1,980.9	1,737.4
Selling, general and administrative expenses	1,328.9	1,324.6	1,322.5
Depreciation and amortization	560.1	480.4	391.0
Total operating expenses	4,066.2	3,785.9	3,450.9
Operating income	1,056.0	1,138.0	676.6
Interest expense	(183.0)	(145.6)	(141.6)
Other income (expense), net	56.7	(43.2)	150.2
Consolidated income before income taxes	929.7	949.2	685.2
Provision for income taxes	(229.5)	(200.7)	(159.0)
Consolidated net income	700.2	748.5	526.2
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(4.0)	(4.3)	(6.1)
Net income attributable to Equifax	$696.2	$744.2	$520.1
Basic earnings per common share:
Net income attributable to Equifax	$5.69	$6.11	$4.28
Weighted-average shares used in computing basic earnings per share	122.4	121.9	121.5
Diluted earnings per common share:
Net income attributable to Equifax	$5.65	$6.02	$4.24
Weighted-average shares used in computing diluted earnings per share	123.3	123.6	122.8
Dividends per common share	$1.56	$1.56	$1.56

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended December 31,
	2022			2021			2020
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$696.2	$4.0	$700.2	$744.2	$4.3	$748.5	$520.1	$6.1	$526.2
Other comprehensive (loss) income:
Foreign currency translation adjustment	(176.8)	(0.8)	(177.6)	(124.1)	(0.6)	(124.7)	184.0	1.2	185.2
Change in unrecognized prior service cost and actuarial (losses) gains related to our pension and other postretirement benefit plans, net	(1.5)	—	(1.5)	0.1	—	0.1	(1.1)	—	(1.1)
Change in cumulative gain from cash flow hedging transactions, net	—	—	—	—	—	—	0.1	—	0.1
Other comprehensive (loss) income	(178.3)	(0.8)	(179.1)	(124.0)	(0.6)	(124.6)	183.0	1.2	184.2
Comprehensive income	$517.9	$3.2	$521.1	$620.2	$3.7	$623.9	$703.1	$7.3	$710.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except par values)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$285.2	$224.7
Trade accounts receivable, net of allowance for doubtful accounts of $19.1 and $13.9 at December 31, 2022 and 2021, respectively	857.7	727.6
Prepaid expenses	134.3	108.4
Other current assets	93.3	60.2
Total current assets	1,370.5	1,120.9
Property and equipment:
Capitalized internal-use software and system costs	2,139.1	1,727.3
Data processing equipment and furniture	281.4	299.6
Land, buildings and improvements	261.6	250.3
Total property and equipment	2,682.1	2,277.2
Less accumulated depreciation and amortization	(1,095.1)	(961.3)
Total property and equipment, net	1,587.0	1,315.9

Goodwill	6,383.9	6,258.1
Indefinite-lived intangible assets	94.8	94.9
Purchased intangible assets, net	1,818.5	1,898.0
Other assets, net	293.2	353.1
Total assets	$11,547.9	$11,040.9
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$967.2	$824.8
Accounts payable	250.8	211.6
Accrued expenses	229.0	237.5
Accrued salaries and bonuses	138.7	257.9
Deferred revenue	132.9	121.3
Other current liabilities	296.6	638.2
Total current liabilities	2,015.2	2,291.3
Long-term debt	4,820.1	4,470.1
Deferred income tax liabilities, net	460.3	358.2
Long-term pension and other postretirement benefit liabilities	100.4	130.1
Other long-term liabilities	178.6	190.0
Total liabilities	7,574.6	7,439.7
Commitments and Contingencies (see Note 6)
Equifax shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at December 31, 2022 and 2021; Outstanding shares - 122.5 and 122.1 at December 31, 2022 and 2021, respectively	236.6	236.6
Paid-in capital	1,594.2	1,536.7
Retained earnings	5,256.0	4,751.6
Accumulated other comprehensive loss	(473.7)	(295.4)
Treasury stock, at cost, 66.2 shares and 66.6 shares at December 31, 2022 and 2021, respectively	(2,650.7)	(2,639.2)
Stock held by employee benefits trusts, at cost, 0.6 shares at December 31, 2022 and 2021, respectively	(5.9)	(5.9)
Total Equifax shareholders’ equity	3,956.5	3,584.4
Noncontrolling interests including redeemable noncontrolling interests	16.8	16.8
Total shareholders’ equity	3,973.3	3,601.2
Total liabilities and equity	$11,547.9	$11,040.9

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
(In millions)	2022	2021	2020
Operating activities:
Consolidated net income	$700.2	$748.5	$526.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	568.6	489.6	399.3
Stock-based compensation expense	62.6	54.9	54.7
Deferred income taxes	88.1	9.3	66.5
(Gain) Loss on fair market value adjustment and gain on sale of equity investment	(36.8)	63.6	(149.5)
(Gain) on sale of asset	—	(4.6)	—
(Gain) on divestiture	—	(0.2)	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(138.6)	(66.2)	(93.7)
Other assets, current and long-term	(22.4)	16.4	35.8
Current and long-term liabilities, excluding debt	(464.6)	23.5	106.9
Cash provided by operating activities	757.1	1,334.8	946.2
Investing activities:
Capital expenditures	(624.5)	(469.0)	(421.3)
Acquisitions, net of cash acquired	(433.8)	(2,935.6)	(61.4)
Cash received from sale of asset	—	4.9	—
Cash received from divestitures	98.8	1.5	—
Investment in unconsolidated affiliates, net	—	—	(10.0)
Cash used in investing activities	(959.5)	(3,398.2)	(492.7)
Financing activities:
Net short-term borrowings	242.2	323.4	(0.7)
Payments on long-term debt	(500.0)	(1,100.2)	(125.0)
Proceeds from issuance of long-term debt	749.3	1,697.1	1,123.3
Treasury stock purchases	—	(69.9)	—
Dividends paid to Equifax shareholders	(191.1)	(190.0)	(189.5)
Dividends paid to noncontrolling interests	(3.1)	(6.5)	(4.6)
Proceeds from exercise of stock options and employee stock purchase plan	16.9	46.8	41.7
Payment of taxes related to settlement of equity awards	(33.9)	(57.3)	(15.9)
Purchase of redeemable noncontrolling interests	(0.4)	(11.2)	(9.0)
Debt issuance costs	(6.2)	(14.5)	(9.8)
Other	—	—	0.3
Cash provided by financing activities	273.7	617.7	810.8
Effect of foreign currency exchange rates on cash and cash equivalents	(10.8)	(14.2)	19.0
Increase (decrease) in cash and cash equivalents	60.5	(1,459.9)	1,283.3
Cash and cash equivalents, beginning of period	224.7	1,684.6	401.3
Cash and cash equivalents, end of period	$285.2	$224.7	$1,684.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

	Equifax Shareholders
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Stock Held By Employee Benefits Trusts	Noncontrolling Interests	Total Shareholders’ Equity
	Shares Outstanding	Amount
	(In millions, except per share values)
Balance, December 31, 2019	121.2	$236.6	$1,405.1	$3,854.6	$(354.4)	$(2,557.4)	$(5.9)	$44.3	$2,622.9

Net income	—	—	—	520.1	—	—	—	6.1	526.2
Other comprehensive income	—	—	—	—	183.0	—	—	1.2	184.2
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.6	—	15.0	—	—	10.4	—	—	25.4
Cash dividends ($1.56 per share)	—	—	—	(190.5)	—	—	—	—	(190.5)
Dividends paid to employee benefits trusts	—	—	1.0	—	—	—	—	—	1.0
Stock-based compensation expense	—	—	54.7	—	—	—	—	—	54.7
Cumulative adjustment from change in accounting principle	—	—	—	(0.4)	—	—	—	—	(0.4)
Redeemable noncontrolling interest adjustment	—	—	—	1.5	—	—	—	(1.5)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.6)	(4.6)
Purchase of noncontrolling interests	—	—	(5.1)	—	—	—	—	(3.9)	(9.0)
Other	—	—	—	0.1	—	—	—	0.3	0.4
Balance, December 31, 2020	121.8	236.6	1,470.7	4,185.4	(171.4)	(2,547.0)	(5.9)	41.9	3,210.3

Net income	—	—	—	744.2	—	—	—	4.3	748.5
Other comprehensive loss	—	—	—	—	(124.0)	—	—	(0.6)	(124.6)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.7	—	11.9	—	—	(22.3)	—	—	(10.4)
Treasury stock purchased under share repurchase program ($197.52 per share)*	(0.4)	—	—	—	—	(69.9)	—	—	(69.9)
Cash dividends ($1.56 per share)		—	—	(191.2)	—	—	—	—	(191.2)
Dividends paid to employee benefits trusts	—	—	1.2	—	—	—	—	—	1.2
Stock-based compensation expense	—	—	54.9	—	—	—	—	—	54.9
Redeemable noncontrolling interest adjustment	—	—	—	13.2	—	—	—	(13.2)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(6.5)	(6.5)
Purchases of noncontrolling and redeemable noncontrolling interests	—	—	(1.8)	—	—	—	—	(9.4)	(11.2)
Other	—	—	(0.2)	—	—	—	—	0.3	0.1
Balance, December 31, 2021	122.1	236.6	1,536.7	4,751.6	(295.4)	(2,639.2)	(5.9)	16.8	3,601.2

Net income	—	—	—	696.2	—	—	—	4.0	700.2
Other comprehensive loss	—	—	—	—	(178.3)	—	—	(0.8)	(179.1)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.4	—	(5.5)	—	—	(11.5)	—	—	(17.0)
Cash dividends ($1.56 per share)		—	—	(191.8)	—	—	—	—	(191.8)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation expense	—	—	62.6	—	—	—	—	—	62.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(3.1)	(3.1)
Purchases of noncontrolling and redeemable noncontrolling interests	—	—	(0.3)	—	—	—	—	(0.1)	(0.4)
Balance, December 31, 2022	122.5	$236.6	$1,594.2	$5,256.0	$(473.7)	$(2,650.7)	$(5.9)	$16.8	$3,973.3
*At December 31, 2022, $520.2 million was authorized for future repurchases of our common stock.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2022	2021	2020
	(In millions)
Foreign currency translation	$(469.3)	$(292.5)	$(168.4)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $1.2, $0.4 and $0.5 in 2022, 2021 and 2020, respectively	(3.4)	(1.9)	(2.0)
Cash flow hedging transactions, net of tax of $0.6, $0.6 and $0.7 in 2022, 2021 and 2020, respectively	(1.0)	(1.0)	(1.0)
Accumulated other comprehensive loss	$(473.7)	$(295.4)	$(171.4)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal history and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2022, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Ecuador, El Salvador, Dominican Republic, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay, and the United States of America, or U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. We previously had a joint venture in Russia that offered consumer credit services; however, during the third quarter of 2022, we completed the sale of this equity method investment.

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

Segments.  We manage our business and report our financial results through the following three reportable segments, which are our operating segments:

•Workforce Solutions
•U.S. Information Solutions (USIS)
•International

Workforce Solutions is our largest reportable segment, with 45% of total operating revenue for 2022. Our most significant foreign operations are located in Australia, the U.K. and Canada.

Use of Estimates.  The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions in accordance with GAAP. Accordingly, we make these estimates and assumptions after exercising judgment. We believe that the estimates and assumptions inherent in our Consolidated Financial Statements are reasonable, based upon information available to us at the time they are made, including the consideration of events that have occurred up until the point these Consolidated Financial Statements have been filed. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of December 31, 2022, the contract asset balance was $12.2 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. Deferred revenue is recognized when we have an obligation to transfer goods or services to a customer and have already received consideration from the customer. We generally expect to recognize our deferred revenue as revenue within twelve months of being recorded based on the terms of the contracts.

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than 1 year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of December 31, 2022, inclusive of the foreign exchange impact:

Performance Obligation	Balance
(In millions)
Less than 1 year	$26.7
1 to 3 years	35.4
3 to 5 years	16.9
Thereafter	27.0
Total remaining performance obligation	$106.0

Cost of Services.  Cost of services consist primarily of (1) data acquisition and royalty fees; (2) customer service costs, which include: personnel costs to collect, maintain and update our proprietary databases, to develop and maintain software application platforms and to provide consumer and customer call center support; (3) hardware and software expense associated with transaction processing systems; (4) telecommunication, cloud computing and computer network expense; and (5) occupancy costs associated with facilities where these functions are performed by Equifax employees.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of personnel-related costs, corporate costs, fees for professional and consulting services, advertising costs, restructuring costs and other costs of administration.

Advertising.  Advertising costs, which are expensed as incurred, totaled $70.1 million, $70.2 million and $59.0 million during 2022, 2021 and 2020, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Twelve Months Ended December 31,
	2022	2021	2020
	(In millions)
Weighted-average shares outstanding (basic)	122.4	121.9	121.5
Effect of dilutive securities:
Stock options and restricted stock units	0.9	1.7	1.3
Weighted-average shares outstanding (diluted)	123.3	123.6	122.8

For the twelve months ended December 31, 2022, 0.6 million stock options were anti-dilutive and therefore excluded from this calculation. For the twelve months ended December 31, 2021, stock options with an anti-dilutive effect were not material. For the twelve months ended December 31, 2020, 0.4 million stock options were anti-dilutive and therefore excluded from this calculation.

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

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the twelve months ended December 31, 2022 and 2021:

	Twelve Months Ended December 30,
	2022	2021
	(In millions)
Allowance for doubtful accounts, beginning of period	$13.9	$12.9
Current period bad debt expense	8.5	0.3
Write-offs, net of recoveries	(3.3)	0.7
Allowance for doubtful accounts, end of period	$19.1	$13.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Current Assets.  Other current assets also include amounts receivable related to vendor rebates and current tax receivable accounts. As of December 31, 2022 and 2021, these assets were approximately $55.3 million and $19.8 million, respectively. Additionally, other current assets include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of December 31, 2022 and 2021 these assets were approximately $27.0 million and $28.5 million, respectively, with fully offsetting balances in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Long-Lived Assets.  Property and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions is capitalized. Property and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives, which are generally three to ten years for data processing equipment and capitalized internal-use software and systems costs. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Buildings are depreciated over the shorter of their estimated useful lives or a forty-year period. Other fixed assets are depreciated over three to seven years. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized and included in income from operations on the Consolidated Statements of Income with the classification of any gain or loss dependent on the characteristics of the asset sold or retired.

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

Depreciation and amortization expense related to property and equipment was $323.4 million, $304.0 million and $249.3 million during the twelve months ended December 31, 2022, 2021, and 2020, respectively.

Industrial Revenue Bonds.  Pursuant to the terms of certain industrial revenue bonds, we previously transferred title to certain of our fixed assets with total costs of $156.4 million as of December 31, 2021 to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. As of December 31, 2022, the title to these assets had reverted back to us upon the retirement of the applicable bonds. These fixed assets are recognized in the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during the twelve months ended December 31, 2022, 2021 and 2020 and we determined that there was no impairment in any of these years.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of consumer and commercial data files acquired through our acquisitions of various companies, including a fraud and identity solutions provider and independent credit reporting agencies in the U.S., Australia and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize purchased data files, which primarily consist of acquired credit files, on a straight-line basis. All of our other purchased intangible assets are also amortized on a straight-line basis.

Asset	Useful Life
(In years)
Purchased data files	15
Acquired software and technology	2 to 7
Non-compete agreements	3 to 10
Proprietary database	6 to 15
Customer relationships	7 to 25
Trade names	2 to 15

Other Assets. Other assets on our Consolidated Balance Sheets primarily represent our investment in unconsolidated affiliates, the long-term portion of the Company’s operating lease right-of-use assets, assets related to life insurance policies covering certain officers of the Company and employee benefit trust assets.

Equity Investment. We record our equity investment in Brazil within Other Assets at fair value, using observable Level 1 inputs. The carrying value of the investment has been adjusted to $74.5 million as of December 31, 2022 based on quoted market prices, resulting in an unrealized gain of $13.3 million for the twelve months December 31, 2022. The carrying value of the investment was $56.4 million as of December 31, 2021, resulting in an unrealized loss of $64.0 million for the twelve months ended December 31, 2021. During the second quarter of 2022, we sold our interest in two equity investments resulting in a gain of $27.5 million recorded in Other Income (Expense), Net within the Consolidated Statements of Income. We previously had a joint venture in Russia that offered consumer credit services; however, during the third quarter of 2022, we completed the sale of this equity method investment. All unrealized gains or losses on these investments are recorded in Other Income (Expense), Net within the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Current Liabilities.  Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as costs related to the 2017 cybersecurity incident as described more fully in Note 6, interest expense, and accrued employee benefits. Other current liabilities includes accrued legal expense of $22.4 million and $373.6 million as of December 31, 2022 and 2021, respectively. The accrued legal balance primarily consists of $5.7 million and $350.7 million accruals for losses associated with certain legal proceedings and investigations related to the 2017 cybersecurity incident that have not been paid as of December 31, 2022 and 2021, respectively. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. These funds were approximately $27.0 million and $28.5 million as of December 31, 2022 and 2021, respectively. The associated assets are restricted as to their current use and will be released according to the specific customer agreements.

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

Foreign Currency Translation. The functional currency of each of our foreign operating subsidiaries is that subsidiary’s local currency except for Argentina. Argentina has experienced multiple periods of increasing inflation rates, devaluation of the peso and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we accounted for Argentina as a highly inflationary economy by remeasuring the peso denominated monetary assets and liabilities which resulted in the recognition of $0.2 million of foreign currency gains for the twelve months ended December 31, 2022. We recorded foreign currency gains of $0.8 million and foreign currency losses of $0.5 million during the twelve months ended December 31, 2021 and 2020, respectively. Foreign currency gains and losses are recorded in Other Income (Expense), Net in our Consolidated Statements of Income.

Other than Argentina, we translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange and revenue and expenses at the monthly average rates during the year. We record the resulting translation adjustment in other comprehensive loss, included in accumulated other comprehensive loss, a component of shareholders’ equity. We also record gains and losses resulting from the translation of intercompany balances of a long-term investment nature in foreign currency translation in other comprehensive income (loss) and accumulated other comprehensive loss. For the year ended December 31, 2022, we recorded $1.8 million of foreign currency transaction losses. For the years ended December 31, 2021 and 2020, we recorded foreign currency transaction gains of $2.6 million and foreign currency transaction losses of $7.5 million, respectively, in our Consolidated Statements of Income.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of December 31, 2022 and 2021, the fair value of our long-term debt, including the current portion, based on observable inputs was $4.8 billion and $5.2 billion, respectively, compared to its carrying value of $5.3 billion and $5.0 billion, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets and Liabilities:
Deferred Compensation Plan Assets (1)	$39.9	$39.9	$—	$—
Deferred Compensation Plan Liability (1)	(39.9)	—	(39.9)	—
Total assets and liabilities	$—	$39.9	$(39.9)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. As disclosed in Note 3, we completed various acquisitions during the years ended December 31, 2022 and 2021. The values of net assets acquired were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of definite-lived intangible assets acquired in these acquisitions were estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations.

Variable Interest Entities.  We hold interests in certain entities, including credit data and information solutions companies, that are considered variable interest entities, or VIEs. These variable interests relate to ownership interests that require financial support for these entities. Our investments related to these VIEs totaled $0.3 million and $30.2 million at December 31, 2022 and 2021, respectively, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 6. We are not the primary beneficiary and are not required to consolidate any of these VIEs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting, caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." The update extends the sunset date from ASU No. 2020-04 from December 31, 2022, to December 31, 2024. After this date, entities will no longer be permitted to apply the relief in Topic 848. We are still evaluating the impact, but do not expect the adoption of the standard to have a material impact on our Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. REVENUE

Revenue Recognition. Based on the information management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Twelve Months Ended December 31,			Change		Change
				2022	2021	2021	2020
Consolidated Operating Revenue	2022	2021	2020	$	%	$	%
	(In millions)
Verification Services	$1,871.0	$1,608.9	$1,103.2	$262.1	16%	$505.7	46%
Employer Services	454.4	$426.5	358.5	27.9	7%	68.0	19%
Total Workforce Solutions	2,325.4	$2,035.4	1,461.7	290.0	14%	573.7	39%
Online Information Solutions	1,295.4	1,349.8	1,296.4	(54.4)	(4)%	53.4	4%
Mortgage Solutions	138.3	190.4	199.8	(52.1)	(27)%	(9.4)	(5)%
Financial Marketing Services	224.0	246.5	215.0	(22.5)	(9)%	31.5	15%
Total U.S. Information Solutions	1,657.7	1,786.7	1,711.2	(129.0)	(7)%	75.5	4%
Asia Pacific	348.4	356.0	296.5	(7.6)	(2)%	59.5	20%
Europe	327.8	319.9	285.2	7.9	2%	34.7	12%
Latin America	206.8	175.9	160.3	30.9	18%	15.6	10%
Canada	256.1	250.0	212.6	6.1	2%	37.4	18%
Total International	1,139.1	1,101.8	954.6	37.3	3%	147.2	15%
Total operating revenue	$5,122.2	$4,923.9	$4,127.5	$198.3	4%	$796.4	19%

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
In the third quarter of 2022, the Company acquired 100% of LawLogix, a leading provider of cloud-based I-9 software and immigration case management software, within the Workforce Solutions operating segment, and Midigator, a provider of post-transaction fraud mitigation solutions, within the U.S. Information Solutions ("USIS") business segment. These acquisitions expand the Company's data assets as well as product offerings. The Company accounted for these acquisitions in accordance with ASC 805, Business Combinations, which requires the assets acquired and the liabilities assumed to be measured at fair value at the date of the acquisition. The primary area of the purchase price that is not yet finalized for LawLogix and Midigator is related to working capital. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

2021 Acquisitions and Investments. In February 2021, the Company acquired 100% of Kount, a provider of fraud prevention and digital identity solutions for $640 million within the USIS business unit. Additionally in the first quarter of 2021, the Company acquired 100% of HIREtech and i2Verify within the Workforce Solutions business unit as well as a small acquisition and purchase of the remaining noncontrolling interest of a business within our International business unit. In the third quarter of 2021, the Company acquired 100% of Health e(fx) and Teletrack within the Workforce Solutions and USIS business units, respectively, as well as the purchase of the remaining noncontrolling interest of a business within our International business unit. Additionally, the Company acquired 100% of Appriss Insights in October 2021, for cash consideration of approximately $1.825 billion. Appriss Insights is a source of risk and criminal justice intelligence information and will be reported within the Workforce Solutions business unit. We have completed the allocation of the purchase prices for the 2021 acquisitions.

2020 Acquisitions and Investments. In February 2020, we acquired the remaining 40.6% interest in our India joint venture. In 2020, the Company also completed an acquisition in our USIS segment to expand the Company's product offerings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Price Allocation.  The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates during 2022 and 2021.

	December 31,
	2022	2021
	(In millions)
Cash	$10.8	$5.2
Accounts receivable and other current assets	5.9	43.1
Other assets	6.0	26.6
Identifiable intangible assets (1)	187.4	1,094.1
Goodwill (2)	283.9	1,842.7
Total assets acquired	494.0	3,011.7
Other current liabilities	(22.6)	(27.2)
Other liabilities	(26.8)	(43.7)
Net assets acquired	$444.6	$2,940.8

(1)Identifiable intangible assets are further disaggregated in the following table.

(2)The goodwill related to the 2022 acquisitions was recognized in the Workforce Solutions, USIS, and International operating segments. $201.7 million of goodwill related to the 2022 acquisitions was tax deductible, which excludes goodwill related to Data Crédito within International and a portion of goodwill related to Midigator within USIS. The goodwill related to the 2021 acquisitions were recognized in the Workforce Solutions, USIS and International operating segments. $1.4 billion of goodwill related to 2021 acquisitions was tax deductible, which excludes goodwill related to Kount within USIS and AccountScore within International.

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

	December 31,
	2022		2021
Intangible asset category	Fair value	Weighted-average useful life	Fair value	Weighted-average useful life
	(in millions)	(in years)	(in millions)	(in years)
Proprietary database	$—	0.0	$562.3	14.5
Purchased data files	14.9	15.0	207.0	15.0
Customer relationships	89.5	10.0	160.7	10.0
Acquired software and technology	74.8	6.6	146.3	6.0
Trade names and other intangible assets	4.5	2.0	11.3	2.0
Non-compete agreements	3.7	7.9	6.5	4.5
Total acquired intangibles	$187.4	8.8	$1,094.1	12.6

 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.  Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of September 30 each year. The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with the Company’s methodology. Our annual impairment tests as of September 30, 2022, 2021 and 2020 resulted in no impairment of goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2022, we acquired Efficient Hire and LawLogix within the Workforce Solutions operating segment. We acquired Midigator within the USIS operating segment. We acquired Data Crédito within the International operating segment.

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

Changes in the amount of goodwill for the twelve months ended December 31, 2022 and 2021, are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total
		(In millions)
Balance, December 31, 2020	$1,023.3	$1,417.9	$2,054.6	$4,495.8
Acquisitions	1,342.1	481.5	18.4	1,842.0
Adjustments to initial purchase price allocation	—	0.7	—	0.7
Foreign currency translation	—	—	(79.1)	(79.1)
Divestitures	—	—	(1.3)	(1.3)
Balance, December 31, 2021	2,365.4	1,900.1	1,992.6	6,258.1
Acquisitions	145.0	111.8	27.0	283.8
Adjustments to initial purchase price allocation	10.7	(7.1)	(3.5)	0.1
Foreign currency translation	(0.3)	—	(133.2)	(133.5)
Divestitures	—	—	(24.6)	(24.6)
Balance, December 31, 2022	$2,520.8	$2,004.8	$1,858.3	$6,383.9

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. Our 2022 annual impairment test completed during the third quarter of 2022 resulted in no impairment of indefinite-lived intangible assets. As of December 31, 2022 and 2021, these assets were approximately $94.8 million and $94.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchased Intangible Assets.  Purchased intangible assets, net, recorded on our Consolidated Balance Sheets at December 31, 2022 and 2021, are as follows:

	December 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,090.0	$(527.8)	$562.2	$1,103.1	$(466.0)	$637.1
Proprietary database	705.9	(115.0)	590.9	710.2	(59.3)	650.9
Customer relationships	874.6	(407.4)	467.2	805.2	(354.9)	450.3
Acquired software and technology	225.4	(42.6)	182.8	160.0	(18.9)	141.1
Trade names and other intangible assets	26.7	(19.6)	7.1	23.9	(12.6)	11.3
Non-compete agreements	14.5	(6.2)	8.3	11.0	(3.7)	7.3
Total definite-lived intangible assets	$2,937.1	$(1,118.6)	$1,818.5	$2,813.4	$(915.4)	$1,898.0

Amortization expense related to purchased intangible assets was $236.7 million, $176.4 million, and $141.8 million during the twelve months ended December 31, 2022, 2021, and 2020, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2022 is as follows:

Years ending December 31,	Amount
(In millions)
2023	$240.0
2024	228.7
2025	222.8
2026	210.3
2027	196.1
Thereafter	720.6
$1,818.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. DEBT

Debt outstanding at December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
	(In millions)
Commercial paper (“CP”)	$566.8	$321.9
Notes, 3.30%, due Dec 2022	—	500.0
Notes, 3.95%, due June 2023	400.0	400.0
Notes, 2.60%, due December 2024	750.0	750.0
Notes, 2.60%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Term loan, due August 2026	700.0	700.0
Notes, 5.10%, due December 2027	750.0	—
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 3.1%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	1,000.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	0.4	3.2
Total debt	5,817.2	5,325.1
Less short-term debt and current maturities	(967.2)	(824.8)
Less unamortized discounts and debt issuance costs	(29.9)	(30.2)
Total long-term debt, net of discount	$4,820.1	$4,470.1

Scheduled future maturities of debt at December 31, 2022, are as follows:

Years ending December 31,	Amount
(In millions)
2023	$967.2
2024	771.9
2025	417.5
2026	935.6
2027	750.0
Thereafter	1,975.0
Total debt	$5,817.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Senior Credit Facilities. In August 2021, the Company refinanced the existing unsecured revolving credit facility of $1.1 billion set to expire September 2023 and entered into a new $1.5 billion five-year unsecured revolving credit facility and a new $700.0 million delayed draw term loan, collectively known as the “Senior Credit Facilities,” both which mature in August 2026. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions, including the acquisition of Appriss Insights, and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver. As of December 31, 2022, there were $566.8 million of outstanding CP notes, $0.4 million of letters of credit outstanding, no outstanding borrowings under the Revolver and $700.0 million outstanding under the Term Loan. Availability under the Revolver was $932.8 million at December 31, 2022.

Under the Senior Credit Facilities, the Company must comply with various financial and non-financial covenants. The Senior Credit Facilities include a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA for the preceding four quarters, of (i) 3.75 to 1.0 initially, (ii) 4.25 to 1.0 for the first fiscal quarter ending after the consummation of the Appriss Insights acquisition on October 1, 2021, through the third quarter of 2022, (iii) 4.0 to 1.0 for the fourth quarter of 2022 through the first quarter of 2023 and (iv) 3.75 to 1.0 for the second quarter of 2023 through the remaining term of the Revolver. We may also elect to increase the maximum leverage ratio by 0.5 to 1.0 (subject to a maximum leverage ratio of 4.75 to 1.0) in connection with certain material acquisitions if we satisfy certain requirements. The Senior Credit Facilities also permit cash in excess of $175 million to be netted against debt in the calculation of the leverage ratio, subject to certain restrictions. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, subsidiary debt, mergers, liquidations, asset dispositions and certain government regulations. As of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, we were in compliance with our covenants under the Revolver and Term Loan. Our borrowings under these facilities, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

At December 31, 2022, interest was payable on borrowings under the Revolver and Term Loan at the base rate or London Interbank Offered Rate, or LIBOR, plus a specified margin. The Company is required to pay on a quarterly basis a commitment fee with respect to our Revolver, which is calculated based upon the amount of daily usage of the Revolver over the available aggregate lender commitments thereunder during the applicable quarterly period. Both the applicable interest rate and the commitment fee are subject to adjustment based on the Company’s debt ratings.

Commercial Paper Program.  In the third quarter of 2021, we increased the size of our CP program from $1.1 billion to $1.5 billion, consistent with the increase in our Revolver. The $1.5 billion CP program has been established through the private placement of CP notes from time-to-time, in which borrowings may bear interest at either a variable rate or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At December 31, 2022, there were $566.8 million of outstanding CP notes. We have disclosed the net short-term borrowing activity for the year ended December 31, 2022 in the Consolidated Statements of Cash Flows. The amount disclosed includes Commercial Paper borrowings of $161.0 million and payments of $346.8 million with a maturity date greater than 90 days and less than 365 days for the twelve months ended December 31, 2022.

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

3.3% Senior Notes.  On December 17, 2012, we issued $500.0 million principal amount of 3.3%, ten-year senior notes in an underwritten public offering. Interest was payable semi-annually in arrears on December 15 and June 15 of each year. The net proceeds of the sale of the notes were used to partially finance an acquisition in December 2012. We must comply with various non-financial covenants, including certain limitations on liens, additional debt and mortgages, mergers, asset dispositions and sale-leaseback arrangements. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

6.9% Debentures.  We have $125.0 million of debentures outstanding with a maturity date of 2028. The debentures are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Cash paid for interest was $161.7 million, $139.7 million and $130.9 million during the twelve months ended December 31, 2022, 2021 and 2020, respectively.

6. COMMITMENTS AND CONTINGENCIES

Canadian Class Actions

In 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of personal information of consumers. Five putative Canadian class actions, four of which are on behalf of a national class of approximately 19,000 Canadian consumers, are pending against us in Ontario, British Columbia and Alberta. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. In addition to seeking class certification on behalf of Canadian

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident, in some cases, plaintiffs also seek class certification on behalf of a larger group of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident or earlier and were not impacted by the incident.

On December 13, 2019, the court in Ontario granted certification of a nationwide class that includes all impacted Canadians as well as Canadians who had subscription products with Equifax between March 7, 2017 and July 30, 2017 who were not impacted by the incident. We appealed one of the claims on which a class was certified and on June 9, 2021, our appeal was granted by the Ontario Divisional Court. The plaintiff filed a notice of further appeal with the Ontario Court of Appeal, and on November 25, 2022, the Ontario Court of Appeal dismissed the plaintiff’s appeal and upheld the Divisional Court’s ruling in our favor. On January 24, 2023, the plaintiff appealed this decision to the Supreme Court of Canada. All remaining purported class actions are at preliminary stages or stayed.

FCA Investigation

The U.K.’s Financial Conduct Authority (“FCA”) opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017 in connection with the 2017 cybersecurity incident. The investigation by the FCA has involved a number of information requirements and interviews. We have responded to the information requirements and continue to cooperate with the investigation. At this time, we are unable to predict the outcome of this FCA investigation, including whether the investigation will result in any action or proceeding against us.

Data Processing, Outsourcing Services and Other Agreements

We have separate agreements with Google, Amazon Web Services, UST Global, Kyndryl and others to outsource portions of our network and security infrastructure, computer data processing operations, applications development, business continuity and recovery services, help desk service and desktop support functions, operation of our voice and data networks, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2023 and 2028. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $948 million as of December 31, 2022, with no future year’s minimum contractual obligation expected to exceed approximately $361 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay significant termination fees.

Under our agreement with Google, we have outsourced certain areas of our network and security infrastructure. The estimated future minimum contractual obligation under the agreement is approximately $440 million for the remaining term, with no individual year’s minimum expected to exceed approximately $120 million. We may terminate certain portions of this agreement without penalty in the event that Google is in material breach of the terms of the agreement. During 2022, 2021 and 2020, we paid approximately $152 million, $62 million and $29 million, respectively, for these services.

Under our agreement with Amazon Web Services, we have outsourced certain areas of our network and security infrastructure. The estimated future minimum contractual obligation under the agreement is approximately $222 million for the remaining term, with no individual year's minimum expected to exceed approximately $52 million. During 2022, 2021, and 2020, we paid approximately $74 million, $58 million and $43 million, respectively, for these services.

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

Change in control events potentially triggering benefits under the CIC Plan and Mr. Begor’s agreement would occur, subject to certain exceptions, if (1) any person acquires 20% or more of our voting stock; (2) upon a merger or other business combination, our shareholders receive less than two-thirds of the common stock and combined voting power of the new

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
company; (3) members of the current Board of Directors ceasing to constitute a majority of the Board of Directors, except for new directors that are regularly elected; (4) we sell or otherwise dispose of all or substantially all of our assets; or (5) we liquidate or dissolve. If these change in control benefits had been triggered as of December 31, 2022, payments of approximately $30.5 million would have been made.

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

Guarantees

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds, surety bonds and standby letters of credit is not material at December 31, 2022 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2022. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements. We cannot reasonably estimate our potential future payments under the guarantees and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees on our Consolidated Balance Sheets at December 31, 2022.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2022 and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

7. INCOME TAXES

The provision from income taxes consisted of the following:

	Twelve Months Ended December 31,
	2022	2021	2020
	(In millions)
Current:
Federal	$73.4	$108.1	$34.8
State	27.7	39.3	24.0
Foreign	40.3	44.0	33.7
	141.4	191.4	92.5
Deferred:
Federal	68.6	43.3	40.6
State	19.0	4.7	(0.1)
Foreign	0.5	(38.7)	26.0
	88.1	9.3	66.5
Provision from income taxes	$229.5	$200.7	$159.0

Domestic and foreign income before income taxes was as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
	(In millions)
U.S.	$794.7	$885.6	$470.3
Foreign	135.0	63.6	214.9
	$929.7	$949.2	$685.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision from income taxes reconciles with the U.S. federal statutory rate, as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
	(In millions)
Federal statutory rate	21.0%	21.0%	21.0%

Provision computed at federal statutory rate	$195.2	$199.3	$143.9
State and local taxes, net of federal tax benefit	34.7	34.9	17.8
Foreign differential	14.8	(10.4)	5.5
Federal research & development credit	(28.5)	(16.6)	(15.9)
Equity compensation	(6.8)	(14.0)	(6.0)
Tax reserves	4.9	(0.8)	1.4
Legal settlement	—	—	0.1
Excess officer’s compensation	6.1	5.8	5.8
Valuation allowance	3.8	0.5	7.8
Other	5.3	2.0	(1.4)
Provision from income taxes	$229.5	$200.7	$159.0

Effective income tax rate	24.7%	21.2%	23.2%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of the deferred income tax assets and liabilities at December 31, 2022 and 2021, were as follows:

	December 31,
	2022	2021
	(In millions)
Deferred income tax assets:
Net operating and capital loss carryforwards	$110.2	$124.9
Goodwill and intangible assets	114.6	123.4
Employee compensation programs	45.3	61.0
Foreign tax credits	17.2	17.2
Employee pension benefits	26.7	34.7
Reserves and accrued expenses	10.1	19.6
Accrued legal expense	7.1	94.9
Research and development costs	32.6	34.1
Operating lease asset	19.3	26.0
Other	18.3	14.8
Gross deferred income tax assets	401.4	550.6
Valuation allowance	(185.1)	(192.0)
Total deferred income tax assets, net	216.3	358.6

Deferred income tax liabilities:
Goodwill and intangible assets	(582.6)	(620.6)
Undistributed earnings of foreign subsidiaries	(6.0)	(5.7)
Depreciation	(26.6)	(23.4)
Operating lease liability	(19.3)	(26.0)
Prepaid expenses	(11.3)	(10.7)
Investment basis difference	(23.4)	(17.4)
Other	(0.8)	(4.0)
Total deferred income tax liability	(670.0)	(707.8)
Net deferred income tax liability	$(453.7)	$(349.2)

Our deferred income tax assets and deferred income tax liabilities at December 31, 2022 and 2021, are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2022	2021
	(In millions)
Long-term deferred income tax assets, included in other assets	$6.6	$9.0
Long-term deferred income tax liabilities	(460.3)	(358.2)
Net deferred income tax liability	$(453.7)	$(349.2)

We record deferred income taxes on the temporary differences of our foreign subsidiaries, except for the temporary differences related to undistributed earnings of subsidiaries which we consider indefinitely invested. As of December 31, 2022, we have indefinitely invested $289.9 million attributable to undistributed earnings of our Canadian and Chilean subsidiaries. If these earnings were not considered indefinitely invested, we estimate that $20.6 million of deferred withholding tax liability would have been provided. Further, we are permanently invested with respect to the original investment in foreign subsidiaries. Therefore, we have not provided the deferred tax assets on the outside basis of these subsidiaries as we have no intent to sell or divest of these subsidiaries. However, the Company has provided for local country withholding taxes related to these earnings.

At December 31, 2022, we had U.S. federal and state net operating loss carryforwards of $34.8 million and $501.6 million, respectively, which will expire at various times between 2023 and 2041. We also had foreign net operating loss carryforwards totaling $260.6 million of which $15.7 million will expire between 2023 and 2041 and the remaining $244.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million will carryforward indefinitely. Foreign capital loss carryforwards of $16.3 million may be carried forward indefinitely. We had foreign tax credit carryforwards of $17.2 million which will expire in the years 2025 through 2028. Additionally, we had state and foreign research and development credit carryforwards of $32.6 million. The state credits expire between 2029 through 2032 and the foreign credits have an indefinite expiration period. We have state §163(j) interest limitation carryovers of $630.4 million which have an indefinite expiration period. The tax effected amount of the state §163(j) interest limitation carryovers is $5.1 million. The deferred tax asset related to the net operating loss, capital loss carryforwards, foreign tax credit carryforwards, §163(j) carryforwards and research and development credit is $165.1 million of which $65.3 million has been fully reserved in the deferred tax valuation allowance.

Cash paid for income taxes, net of amounts refunded, was $152.4 million, $192.3 million and $75.6 million during the twelve months ended December 31, 2022, 2021 and 2020, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021
	(In millions)
Beginning balance (January 1)	$48.5	$41.5
Increases related to prior year tax positions	7.7	8.7
Decreases related to prior year tax positions	(1.0)	(0.1)
Increases related to current year tax positions	12.2	8.7
Decreases related to settlements	(1.0)	(0.5)
Expiration of the statute of limitations for the assessment of taxes	(9.9)	(9.6)
Currency translation adjustment	(0.3)	(0.2)
Ending balance (December 31)	$56.2	$48.5

We recorded liabilities of $42.7 million and $34.5 million for unrecognized tax benefits as of December 31, 2022 and 2021, respectively, which included interest and penalties of $6.5 million and $5.2 million, respectively. As of December 31, 2022 and 2021, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $41.1 million and $33.0 million, respectively, which included interest and penalties of $5.9 million and $4.7 million, respectively. During 2022 and 2021, gross interest and penalties of $2.2 million and $1.0 million, respectively, were accrued.

As of December 31, 2022 and 2021, the gross amount of unrecognized tax benefits was $56.2 million and $48.5 million, respectively. Of the total, $19.9 million in 2022 and $19.2 million in 2021 relate to unrecognized tax benefits for which no liability has been recorded associated with the carryforward of certain state attributes. If we were to prevail on all uncertain tax positions, the net effect would be a benefit of $36.3 million and $29.3 million in 2022 and 2021, respectively, exclusive of any benefits related to interest and penalties.

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state or international income tax examinations by tax authorities for years before 2018. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax’s gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $3.9 million.

Inflation Reduction Act

On August 16, 2022, President Biden signed the Inflation Reduction Act into law, which included enactment of a 15% corporate minimum tax effective in 2023. We currently do not expect the corporate minimum tax to have a material impact on our financial results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. STOCK-BASED COMPENSATION

We have one active share-based award plan, the amended and restated 2008 Omnibus Incentive Plan. This plan was originally approved by our shareholders in 2008 and was amended and restated with shareholder approval in May 2013 to, among other things, increase the reserve for awards under the plan by 11 million shares. The plan provides our directors, officers and certain key employees with stock options, restricted stock units and performance share awards. The plan is described below. We expect to issue common shares held as either treasury stock or new issue shares upon the exercise of stock options or once shares vest pursuant to restricted stock units or performance share awards. Total stock-based compensation expense in our Consolidated Statements of Income during the twelve months ended December 31, 2022, 2021 and 2020, was as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
	(In millions)
Cost of services	$12.4	$12.0	$11.2
Selling, general and administrative expenses	50.2	42.9	43.5
Stock-based compensation expense, before income taxes	$62.6	$54.9	$54.7

The total income tax benefit recognized for stock-based compensation expense was $14.8 million, $13.0 million and $13.0 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively.

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

The fair value for stock options granted during the twelve months ended December 31, 2022, 2021 and 2020, was estimated at the date of grant, using the binomial model with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2022	2021	2020
Dividend yield	0.7%	1.0%	1.3%
Expected volatility	31.5%	28.5%	23.5%
Risk-free interest rate	2.4%	0.5%	1.3%
Expected term (in years)	5.0	4.8	4.4
Weighted-average fair value of stock options granted	$59.70	$39.63	$24.29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2022, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 31, 2021	1,710	$149.67
Granted (all at market price)	369	$232.28
Exercised	(76)	$136.84
Forfeited and canceled	(39)	$198.34
Outstanding at December 31, 2022	1,964	$164.72	5.0	$72.7
Vested and expected to vest at December 31, 2022	1,943	$164.12	5.0	$72.6
Exercisable at December 31, 2022	1,268	$141.40	3.7	$67.2

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on December 31, 2022 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the value that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2022. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2022, 2021 and 2020, was $5.9 million, $41.9 million and $20.3 million, respectively. At December 31, 2022, our total unrecognized compensation cost related to stock options was $10.5 million with a weighted-average recognition period of 1.9 years.

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2021 and 2020:

	December 31,
	2021		2020
	Shares	Weighted- Average Price	Shares	Weighted- Average Price
	(In thousands)		(In thousands)
Outstanding at the beginning of the year	1,831	$137.01	1,825	$122.46
Granted (all at market price)	314	$184.03	433	$158.62
Exercised	(341)	$114.35	(365)	$106.04
Forfeited and canceled	(94)	$145.92	(62)	$147.83
Outstanding at the end of the year	1,710	$149.67	1,831	$137.01
Exercisable at end of year	522	$129.57	563	$112.11

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

The fair value of these stock awards is based on the fair market value of our common stock on the date of grant. However, stock awards granted prior to February 16, 2017 did not accrue or pay dividends during the vesting period, so the fair value on the date of grant for the pre-2017 awards was reduced by the present value of the expected dividends over the requisite service period (discounted using the appropriate risk-free interest rate). Stock awards granted beginning in 2017 include the right to dividends or dividend equivalents, which are accrued and payable only if and when the underlying stock vests and is payable.

Pursuant to our 2008 Omnibus Incentive Plan, certain executives have been granted performance shares pursuant to which the number of shares earned is dependent upon the Company’s three-year total shareholder return relative to the three-year total shareholder return of the companies in the S&P 500 stock index, as comprised on the grant date, subject to adjustment. In 2017, certain executives were granted performance shares pursuant to which the number of shares earned was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
dependent upon the Company’s three-year cumulative adjusted earnings per share. Beginning in 2022, certain executives have been granted performance shares pursuant to which the number of shares earned is dependent upon the Company's adjusted EBITDA growth over the three-year performance period.

The number of shares which could potentially be issued under these performance share awards ranges from zero to 200% of the target award. The grants outstanding subject to market performance as of December 31, 2022 would result in 291,376 shares outstanding at 100% of target and 582,752 at 200% of target at the end of the vesting period. Compensation expense for shares earned based on the Company’s three-year total shareholder return is recognized on a straight-line basis over the measurement period and is based upon the fair market value of the shares estimated to be earned at the date of grant using a Monte-Carlo simulation. Compensation expense for shares earned based on the Company’s three-year cumulative adjusted earnings per share was recognized on a straight-line basis over the measurement period based on the grant date fair value of our common stock and the number of awards expected to vest at each reporting date. Compensation expense for shares earned based on the Company’s adjusted EBITDA is recognized on a straight-line basis over the measurement period and is based upon the fair market value of the shares estimated to be earned at the date of grant using a Monte-Carlo simulation.

The following table summarizes changes in these other stock awards during the twelve months ended December 31, 2022, 2021 and 2020 and the related weighted-average grant date fair value:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2019	1,041	$118.25
Granted	257	$155.84
Vested	(279)	$157.73
Forfeited	(92)	$153.43
Nonvested at December 31, 2020	927	$128.04
Granted	396	$175.51
Vested	(465)	$130.96
Forfeited	(79)	$141.73
Nonvested at December 31, 2021	779	$159.73
Granted	483	$196.97
Vested	(406)	$133.26
Forfeited	(72)	$202.70
Nonvested at December 31, 2022	784	$192.47

The total fair value of stock awards that vested during the twelve months ended December 31, 2022, 2021 and 2020, was $85.9 million, $106.7 million and $44.0 million, respectively, based on the weighted-average fair value on the vesting date, and $54.2 million, $61.0 million and $32.5 million, respectively, based on the weighted-average fair value on the date of grant. At December 31, 2022, our total unrecognized compensation cost related to these nonvested stock awards was $56.6 million with a weighted-average recognition period of 2.1 years.

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

Pension Benefits.  Pension benefits are provided through U.S., and previously, Canadian defined benefit pension plans and three supplemental executive defined benefit pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. and Canadian Retirement Plans.  We sponsor a qualified defined benefit retirement plan, the U.S. Retirement Income Plan (“USRIP”), that covers approximately 6% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was closed to new participation at December 31, 2008. This plan also covers retirees as well as certain terminated but vested individuals not yet in retirement status. We also sponsored a retirement plan with both defined benefit and defined contribution components that covered most salaried and hourly employees in Canada, the Canadian Retirement Income Plan (“CRIP”); the defined benefit component was also closed to new hires on October 1, 2011.

Effective December 31, 2014, the USRIP plan was frozen for all participants eligible to accrue benefits. Accordingly, pension plan participants earn no new benefits under the plan formula. Additionally, the CRIP, a registered defined benefit pension plan, was changed for employees who did not meet retirement-eligibility status under the CRIP as of December 31, 2012 (“Non-Grandfathered” participants). Under the plan amendment, the service credit for Non-Grandfathered participants froze, but these participants continued to receive credit for salary increases and vesting service. Additionally, Non-Grandfathered employees and certain other employees not eligible to participate in the CRIP (i.e., new hires on or after October 1, 2011) are eligible to participate in an enhanced defined contribution plan. In 2019, the Compensation Committee of the Board of Directors approved the termination of the plan. The CRIP was frozen effective December 31, 2020 at which date we ceased accruing benefits for all active members. During the third quarter of 2022, we settled the liabilities under the CRIP with lump sum payments and an annuity purchase.

During the twelve months ended December 31, 2022, we made no voluntary contributions to the USRIP and made contributions of $15.5 million to the CRIP. During the twelve months ended December 31, 2021, we made no voluntary contributions to the USRIP and made contributions of $2.8 million to the CRIP. At December 31, 2022, the USRIP met or exceeded ERISA’s minimum funding requirements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Obligations and Funded Status.  A reconciliation of the projected benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(In millions)
Change in projected benefit obligation
Benefit obligation at January 1,	$731.9	$766.5	$17.1	$20.7
Service cost	1.5	1.4	0.2	0.2
Interest cost	20.1	19.0	0.5	0.5
Plan participants’ contributions	—	—	—	1.3
Amendments	—	—	—	(2.2)
Actuarial (gain)	(151.7)	(12.5)	(3.3)	(1.5)
Foreign currency exchange rate changes	(1.1)	0.1	(0.1)	—
Settlements	(57.4)	—	—	—
Benefits paid	(42.2)	(42.6)	(1.6)	(1.9)
Projected benefit obligation at December 31,	501.1	731.9	12.8	17.1
Change in plan assets
Fair value of plan assets at January 1,	600.5	638.4	15.0	15.8
Actual return on plan assets	(124.4)	(5.2)	(3.3)	—
Employer contributions	22.4	9.7	0.1	1.5
Plan participants’ contributions	—	—	—	1.3
Foreign currency exchange rate changes	(0.9)	0.2	—	—
Other disbursements	(56.4)	—	—	(0.8)
Benefits paid	(42.2)	(42.6)	(1.1)	(2.8)
Fair value of plan assets at December 31,	399.0	600.5	10.7	15.0
Funded status of plan	$(102.1)	$(131.4)	$(2.1)	$(2.1)

The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $500.6 million at December 31, 2022. The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $730.8 million at December 31, 2021.

At December 31, 2022, the USRIP had projected benefit obligations and accumulated benefit obligations in excess of the plan's respective assets. The fair value of plan assets for this plan were $398.1 million and the projected benefit obligation and accumulated benefit obligation were $412.3 million at December 31, 2022.

At December 31, 2022, the Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation and accumulated benefit obligation for these plans in the aggregate were $87.9 million and $87.4 million, respectively, and these plans did not have any plan assets at December 31, 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheets at December 31, 2022 and 2021:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(In millions)
Amounts recognized in the statements of financial position consist of:
Current liabilities	(6.7)	(6.8)	(0.1)	(0.1)
Long-term liabilities	(95.4)	(124.6)	(2.0)	(2.0)
Net amount recognized	$(102.1)	$(131.4)	$(2.1)	$(2.1)

At December 31, 2022 and 2021 amounts included in accumulated other comprehensive loss related to pension benefit plans consisted of prior service cost of $3.4 million and $1.9 million, net of accumulated taxes of $1.2 million and $0.4 million, respectively. For the twelve months ended December 31, 2022 and 2021, we recognized a $1.4 million gain and $20.2 million loss, respectively, through net periodic benefit cost related to the annual mark-to-market remeasurement of our pension and postretirement plans. For the twelve months ended December 31, 2022 and 2021, amounts recognized through net periodic benefit cost related to prior service cost, curtailments and settlements were not material.

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
	(In millions)
Service cost	$1.5	$1.4	$1.7	$0.2	$0.2	$0.2
Interest cost	20.1	19.0	23.5	0.5	0.5	0.6
Expected return on plan assets	(24.8)	(28.7)	(37.7)	(0.7)	(0.7)	(1.0)
Amortization of prior service cost	(1.7)	(1.8)	(1.7)	(0.5)	(0.1)	(0.2)
Recognized actuarial (gain) loss - mark to market	(2.7)	21.0	30.4	0.5	(0.8)	1.8
Settlements	(1.0)	—	—	—	—	—
Total net periodic benefit cost (income)	$(8.6)	$10.9	$16.2	$—	$(0.9)	$1.4

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31,	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Discount rate	5.70%	2.85%	5.65%	2.86%
Rate of compensation increase	6.00%	6.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost at December 31,	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
Discount rate	2.85%	2.56%	3.38%	2.86%	2.47%	3.26%
Expected return on plan assets	4.27%	4.65%	6.46%	4.60%	4.80%	6.50%
Rate of compensation increase	6.00%	6.00%	4.37%	N/A	N/A	N/A

During 2021, we adopted the MP-2021 mortality improvement projections in determining the liability for the U.S. plans. The updated mortality tables and projection scale contributed to a slight increase in the projected benefit obligation, partially offsetting the increase in the discount rates in 2021, the net of which resulted in the decrease of the projected benefit obligation as of December 31, 2021. During 2022, we continued to use the MP-2021 mortality projection scale as a new version was not issued during the year.

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

Healthcare Costs.  For the Canadian plan, a flat 5.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2023 and thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan.

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2022:

Years ending December 31,	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Other Benefit Plans
	(In millions)
2023	$41.8	$0.9	$1.5
2024	$42.0	$—	$1.5
2025	$42.2	$—	$1.4
2026	$41.5	$—	$1.3
2027	$40.9	$—	$1.3
Next five fiscal years to December 31, 2032	$191.7	$—	$5.5

Fair Value of Plan Assets.  The fair value of the pension assets at December 31, 2022 and 2021, are as follows:

			Fair Value Measurements at Reporting Date Using:
		Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(1)	$33.9	$33.9	$—	$—
International Equity	(2)	30.8	—	30.8	—
Fixed Income	(2)	313.5	—	313.5	—
Private Equity	(3)	13.1	—	—	13.1
Hedge Funds	(4)	—	—	—	—
Real Assets	(5)	4.8	—	—	4.8
Cash	(1)	2.9	2.9	—	—
Total		$399.0	$36.8	$344.3	$17.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Fair Value Measurements at Reporting Date Using:
		Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(1)	$44.8	$44.8	$—	$—
International Equity	(2)	36.5	—	36.5	—
Fixed Income	(2)	475.8	—	475.8	—
Private Equity	(3)	16.1	—	—	16.1
Hedge Funds	(4)	0.1	—	—	0.1
Real Assets	(5)	4.4	—	—	4.4
Cash	(1)	22.8	22.8	—	—
Total		$600.5	$67.6	$512.3	$20.6

(1)Fair value is based on observable market prices for the assets.

(2)For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company-specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period. As of December 31, 2022 and 2021, we had $12.2 million and $17.5 million, respectively, of remaining commitments related to these private equity investments.

(4)Fair value is reported by the fund manager based on observable market prices for actively traded assets within the funds, as well as financial models, comparable financial transactions or other factors relevant to the specific asset for assets with no observable market. These investments are redeemable quarterly with a range of 30 – 90 days notice.

(5)The fair value of Real Assets are reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams and comparable market sales. As of December 31, 2022 and 2021, we had $0.2 million and $0.3 million, respectively, of remaining commitments related to the real asset investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs for the years ended December 31, 2022 and 2021:

	Private Equity	Hedge Funds	Real Assets
	(In millions)
Balance at December 31, 2020	$9.8	$15.3	$16.3
Return on plan assets:
Unrealized	3.4	(2.1)	(0.6)
Realized	2.2	2.1	0.2
Purchases	4.8	—	0.1
Sales	(4.1)	(15.2)	(11.6)
Balance at December 31, 2021	$16.1	$0.1	$4.4
Return on plan assets:
Unrealized	$1.0	$(0.1)	$0.2
Realized	(0.8)	—	—
Purchases	2.5	—	0.2
Sales	(5.7)	—	—
Balance at December 31, 2022	$13.1	$—	$4.8

The fair value of the postretirement assets at December 31, 2022 and 2021, are as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(1)	0.9	0.9	—	—
International Equity	(2)	0.8	—	0.8	—
Fixed Income	(2)	8.4	—	8.4	—
Private Equity	(3)	0.4	—	—	0.4
Hedge Funds	(4)	—	—	—	—
Real Assets	(5)	0.1	—	—	0.1
Cash	(1)	0.1	0.1	—	—
Total		$10.7	$1.0	$9.2	$0.5

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(1)	$1.2	$1.2	$—	$—
International Equity	(2)	1.0	—	1.0	—
Fixed Income	(2)	12.1	—	12.1	—
Private Equity	(3)	0.5	—	—	0.5
Hedge Funds	(4)	—	—	—	—
Real Assets	(5)	0.1	—	—	0.1
Cash	(1)	0.1	0.1	—	—
Total		$15.0	$1.3	$13.1	$0.6

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

Gross realized and unrealized gains and losses, purchases and sales for Level 3 postretirement assets were not material for the twelve months ended December 31, 2022.

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

In an effort to meet asset allocation and funded status objectives of the Plan, assets are categorized as Liability-Hedging Assets and Return-Seeking Assets. During 2020, the Investment Committee made the decision to reduce exposure to Return-Seeking Assets due to the plan's high funded status. As of December 31, 2022, the approved allocation ranges are set forth in the table below, with an 80% targeted allocation to Liability-Hedging Assets and a 20% targeted allocation to Return-Seeking Assets. Liability-Hedging Assets represent investments which are meant to provide a hedge relative to the Plan’s liabilities and consist primarily of fixed income securities. Return-Seeking Assets include any asset class not intended to hedge the Plan’s liabilities. At December 31, 2022, these assets included domestic and international equities, private equity (including secondary private equity) and real assets. Additionally, the Plan allows certain of their managers, subject to specific risk constraints, to utilize derivative instruments in order to enhance asset return, reduce volatility or both. Derivatives are primarily employed by the Plans in their fixed income portfolios and in the hedge fund-of-funds area. Derivatives can be used for hedging purposes to reduce risk.

No shares of Equifax common stock were directly owned by the Plan at December 31, 2022 or 2021. Not more than 5% of the portfolio (at cost), and 10% of the equity portfolio’s market value, shall be invested in the securities of any one issuer, except the U.S. Government and U.S. Government Agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following asset allocation ranges and actual allocations were in effect as of December 31, 2022 and 2021:

	Range		Actual
USRIP	2022	2021	2022	2021
U.S. Equity	0% - 20%	0% - 20%	8.5%	8.1%
International Equity	0% - 10%	0% - 10%	7.7%	6.6%
Private Equity	0% - 10%	0% - 10%	3.3%	2.9%
Hedge Funds	0% - 10%	0% - 10%	—%	0.1%
Real Assets	0% - 10%	0% - 10%	1.2%	0.8%
Fixed Income	65% - 100%	65% - 100%	78.8%	80.6%
Cash	0% - 15%	0% - 15%	0.5%	0.9%

Equifax Retirement Savings Plans.  Equifax sponsors a U.S. tax qualified defined contribution plan, the Equifax Inc. 401(k) Plan, or the Plan. Beginning with the 2019 plan year, we provide a discretionary match of participants’ contributions, up to five or six percent of employees eligible pay depending on certain eligibility rules under the Plan. Prior to the 2019 plan year, we also provided a discretionary direct contribution to certain eligible employees, the percentage of which was based upon an employee’s credited years of service. Company contributions for the Plan during the twelve months ended December 31, 2022, 2021 and 2020 were $38.1 million, $34.5 million and $31.8 million, respectively.

Foreign Retirement Plans.  We also maintain defined contribution plans for certain employees in Canada and Spain and meet certain compulsory contribution requirements to retirement funds for employees in Australia, the U.K. and Ireland. For the years ended December 31, 2022, 2021 and 2020, our contributions related to these plans were $15.0 million, $15.7 million, and $13.4 million, respectively.

Deferred Compensation Plans.  We maintain deferred compensation plans that allow for certain management employees and the Board of Directors to defer the receipt of compensation (such as salary, incentive compensation or shares payable under vested restricted stock units and performance shares) until a later date based on the terms of the plans. The Company also makes contributions to the accounts of certain executives who are not eligible to participate in either of the Supplemental Retirement Plans. The benefits under our deferred compensation plans are guaranteed by the assets of a grantor trust which, through our funding, make investments in certain mutual funds. The purpose of this trust is to ensure, subject to the claims of the Company’s creditors in the event of the Company’s insolvency, the distribution of benefits accrued by participants of the deferred compensation plans, and to ensure full funding, upon a change in control, of the present value of accrued benefits payable to participants or beneficiaries under the plans.

Annual Incentive Plan.  We have a shareholder-approved Annual Incentive Plan, which is a component of our amended and restated 2008 Omnibus Incentive Plan, for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share, revenue and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $45.5 million and $147.3 million at December 31, 2022 and 2021, respectively.

Employee Benefit Trusts.  We maintain two employee benefit trusts for the purpose of satisfying obligations under the two Supplemental Retirement Plans. One of these trusts held 0.6 million shares of Equifax stock with a value, at cost, of $5.9 million at December 31, 2022 and 2021, as well as cash, which was not material for both periods presented. These employee benefits trust assets are dedicated to ensure the payment of benefits accrued under our Supplemental Retirement Plans, and to ensure full funding of the accrued benefits in case of a change in control, as defined in the trust agreements. The assets in these plan trusts which are recorded on our Consolidated Balance Sheets are subject to creditor’s claims in case of insolvency of Equifax Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the twelve months ended December 31, 2022, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2021	$(292.5)	$(1.9)	$(1.0)	$(295.4)
Other comprehensive loss before reclassifications	(176.8)	—	—	(176.8)
Amounts reclassified from accumulated other comprehensive loss	—	(1.5)	—	(1.5)
Balance, December 31, 2022	$(469.3)	$(3.4)	$(1.0)	$(473.7)

 Changes in accumulated other comprehensive loss related to noncontrolling interests were not material as of December 31, 2022.

11. RESTRUCTURING CHARGES

In the fourth quarters of 2022, 2021 and 2020, we recorded $24.0 million ($18.0 million, net of tax), $8.6 million ($6.5 million, net of tax) and $31.9 million ($24.3 million, net of tax) of restructuring charges, respectively, all of which were recorded in selling, general and administrative expenses on our Consolidated Statements of Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives. The 2022, 2021 and 2020 restructuring charges primarily relate to a reduction in headcount. As of December 31, 2022, no payments have been made related to the 2022 restructuring charge. As of December 31, 2022, payments for the 2021 and 2020 restructuring charges were substantially completed.

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

Lease expense for operating leases was $42.2 million, $37.8 million and $39.3 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively. Our leases have remaining lease terms of one year to twelve years, some of which may include options to extend the lease term up to five years and some of which may include options to terminate leases within one year. We have elected to not record operating lease ROU assets and liabilities for short-term leases that have a term of twelve months or less. Our lease expense includes our short-term lease cost which is not material to our Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other information related to our operating leases was as follows:

Twelve Months Ended December 31, 2022	Amount
(in millions, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$29.7
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$16.9

Weighted Average Remaining Lease Term	5
Weighted Average Discount Rate	3.3%

Estimated future minimum payment obligations for non-cancelable operating leases are as follows as of December 31, 2022:

Years ending December 31,	Amount
(In millions)
2023	$29.7
2024	21.3
2025	18.3
2026	13.4
2027	10.4
Thereafter	12.0
$105.1

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

A summary of segment products and services is as follows:

Workforce Solutions.  This segment provides services enabling customers to verify income, employment, educational history, criminal justice data, healthcare professional licensure and sanctions) of people in the U.S. (Verification Services), as well as providing our employer customers with services that assist them in complying with and automating certain payroll-related and human resource management processes throughout the entire cycle of the employment relationship, including unemployment cost management, employee screening, employee onboarding, tax credits and incentives, I-9 management and compliance, immigration case management, tax form management services and Affordable Care Act management services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Segment information for the twelve months ended December 31, 2022, 2021 and 2020 and as of December 31, 2022 and 2021 is as follows:

	Twelve Months Ended December 31,
Operating revenue:	2022	2021	2020
	(In millions)
Workforce Solutions	$2,325.4	$2,035.4	$1,461.7
U.S. Information Solutions	1,657.7	1,786.7	1,711.2
International	1,139.1	1,101.8	954.6
Total operating revenue	$5,122.2	$4,923.9	$4,127.5

	Twelve Months Ended December 31,
Operating income:	2022	2021	2020
	(In millions)
Workforce Solutions	$1,006.0	$1,000.7	$703.9
U.S. Information Solutions	402.1	551.8	515.3
International	147.0	141.9	75.7
General Corporate Expense	(499.1)	(556.4)	(618.3)
Total operating income	$1,056.0	$1,138.0	$676.6

	December 31,
Total assets:	2022	2021
	(In millions)
Workforce Solutions	$4,156.5	$3,888.3
U.S. Information Solutions	3,291.4	3,091.4
International	3,106.8	3,271.5
General Corporate	993.2	789.7
Total assets	$11,547.9	$11,040.9

	Twelve Months Ended December 31,
Depreciation and amortization expense:	2022	2021	2020
	(In millions)
Workforce Solutions	$162.2	$106.5	$71.9
U.S. Information Solutions	191.4	158.5	120.2
International	132.0	141.1	133.4
General Corporate	74.5	74.3	65.5
Total depreciation and amortization expense	$560.1	$480.4	$391.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31,
Capital expenditures:	2022	2021	2020
	(In millions)
Workforce Solutions	$113.5	$73.5	$74.6
U.S. Information Solutions	125.7	92.9	126.0
International	144.8	123.8	68.3
General Corporate	233.4	200.3	161.8
Total capital expenditures*	$617.4	$490.5	$430.7
*Amounts above include accruals for capital expenditures.

Financial information by geographic area is as follows:

	Twelve Months Ended December 31,
	2022		2021		2020
			(In millions)
Operating revenue (based on location of customer):	Amount	%	Amount	%	Amount	%
U.S.	$3,983.1	78%	$3,822.2	78%	$3,172.9	77%
Australia	325.2	6%	336.9	7%	282.6	7%
U.K.	265.5	5%	252.0	5%	222.9	5%
Canada	256.1	5%	250.0	5%	212.6	5%
Other	292.3	6%	262.8	5%	236.5	6%
Total operating revenue	$5,122.2	100%	$4,923.9	100%	$4,127.5	100%

	December 31,
	2022		2021
		(In millions)
Long-lived assets:	Amount	%	Amount	%
U.S.	$7,448.4	73%	$7,035.9	71%
Australia	1,718.6	17%	1,901.9	19%
U.K.	263.6	3%	280.5	3%
Canada	200.4	2%	193.3	2%
Other	546.4	5%	508.4	5%
Total long-lived assets	$10,177.4	100%	$9,920.0	100%

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

Our management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment using those criteria, our management concluded that, as of December 31, 2022, Equifax’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors. The effectiveness of Equifax’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, Equifax’s independent registered public accounting firm, as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on page 52.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information about our executive officers shown below, the information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”) under the sections entitled “Proposal 1 Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Leadership and Corporate Governance—Committees of the Board of Directors.”

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

Mark W. Begor (64) has been our Chief Executive Officer and a member of the Board of Directors since April 2018. Prior thereto, he was a Managing Director in the Industrial and Business Services group at Warburg Pincus, a global private equity investment firm, since June 2016. Prior to Warburg Pincus, Mr. Begor spent 35 years at General Electric Company (“GE”), a global industrial and financial services company, in a variety of operating and financial roles. During his career at GE, Mr. Begor served in a variety of roles leading multibillion dollar units of the company, including President and CEO of GE Energy Management from 2014 to 2016, President and CEO of GE Capital Real Estate from 2011 to 2014, and President and CEO of GE Capital Retail Finance (Synchrony Financial) from 2002 to 2011. Mr. Begor served on the Fair Isaac Corporation (FICO) board of directors from 2016 to 2018. He currently serves on the board of directors of NCR Corporation.

Sunil Bindal (48) has been our Executive Vice President, Chief Corporate Development Officer since October 2020. Prior to joining Equifax, Mr. Bindal served as Senior Vice President, Global Head of Mergers and Acquisitions and Corporate Development, at Total System Services since July 2018. Prior thereto, he served as Vice President of Corporate Development at Broadridge Financial Solutions since August 2015. Prior thereto, he served as Director, Technology Mergers and Acquisitions, of Credit Suisse since July 2006.

Carla Chaney (52) has been our Executive Vice President, Chief Human Resources Officer since April 2019. Prior thereto, she served as Executive Vice President, Human Resources and Communications of Graphic Packaging Holding Company and Graphic Packaging International, since February 2012. Prior thereto, she held a variety of leadership roles with Exide Technologies and Newell Rubbermaid, Inc., since 2004.

Jamil Farshchi (45) has been our Executive Vice President, Chief Information Security Officer since February 2018. Prior to joining Equifax, Mr. Farshchi served as Chief Information Security Officer at The Home Depot since April 2015. Prior thereto, he was the first Global Chief Information Security Officer at Time Warner Inc., from August 2014 to March 2015. Prior thereto, he was the Vice President of Global Information Security at Visa Inc. from August 2011 to August 2014. Mr. Farshchi has also held senior roles at Los Alamos National Laboratory, Sitel Corporation, Nextwave Broadband and NASA.

John W. Gamble, Jr. (60) has been our Executive Vice President, Chief Financial Officer and Chief Operations Officer since February 2021. Prior thereto, he was Corporate Vice President and Chief Financial Officer since May 2014. Prior to that, Mr. Gamble was Executive Vice President and Chief Financial Officer of Lexmark International, Inc., a global provider of document solutions, enterprise content management software and services, printers and multifunction printers, from September 2005 until May 2014.

Julia A. Houston (52) has been our Executive Vice President, Chief Strategy and Marketing Officer since March 2021. Prior thereto, she was our Chief Transformation Officer since October 2017. Prior thereto, she was Senior Vice President, U.S. Legal, since October 2013. Prior to joining Equifax, Ms. Houston was Senior Vice President, General Counsel and Corporate Secretary at Convergys Corporation, from 2011 to 2013. Prior thereto, she served in roles of increasing responsibility at Mirant Corporation from 2004 to 2010, ultimately serving as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary.

 John J. Kelley III (62) has been our Executive Vice President, Chief Legal Officer and Corporate Secretary since January 2013. Prior to joining Equifax, Mr. Kelley was a senior partner in the Corporate Practice Group of the law firm of King & Spalding LLP.

Bryson Koehler (47) has been our Executive Vice President, Chief Technology, Product and D&A Officer since December 2021. Prior thereto, he was our Chief Technology Officer since June 2018. Prior to joining Equifax, Mr. Koehler served as Chief Technology Officer of IBM Watson and Cloud Platform since November 2016. Prior to that, Mr. Koehler was Chief Technology and Information Officer of The Weather Channel Companies, before it was acquired in 2015 by IBM. Before that, he served as Senior Vice President of Global Revenue & Guest Technology at the Intercontinental Hotels Group.

Lisa Nelson (59) has been our Executive Vice President, President, International since June 2021. Prior thereto, she served as Group Managing Director, Equifax Australia and New Zealand, since August 2019. Prior thereto, she served as President and General Manager, Equifax Canada, since January 2015. Prior thereto, she served as Senior Vice President, Enterprise Alliance Leader of Equifax U.S. Information Solutions, since November 2011. Prior to joining Equifax, she served as Vice President, Global Scoring Solutions of FICO, since August 2004.

Rodolfo O. Ploder (62) has been our Executive Vice President, President, Workforce Solutions since November 2015. Prior thereto, he served as President, U.S. Information Solutions, since April 2010. Prior thereto, he served as President, International, from January 2007 to April 2010. Prior thereto, he was Group Executive, Latin America from February 2004 to January 2007.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the information contained in our 2023 Proxy Statement under the sections entitled “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the information contained in our 2023 Proxy Statement under the sections entitled “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the information contained in our 2023 Proxy Statement under the sections entitled “Board Leadership and Corporate Governance Director Independence, ” “Related Person Transaction Policy” and “Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Shareholders.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the information contained in our 2023 Proxy Statement under the section entitled “Proposal 3 Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for 2023.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of Documents Filed as a Part of This Report:
(1)    Financial Statements. The following financial statements are included in Item 8 of Part II:

•Consolidated Balance Sheets — December 31, 2022 and 2021;
•Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020;
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020;
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020;
•Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Loss for the Years Ended December 31, 2022, 2021 and 2020; and
•Notes to Consolidated Financial Statements.

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

4.4	Indenture, dated as of May 12, 2016, between Equifax Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed May 12, 2016).
4.5
Second Supplemental Indenture, dated as of May 12, 2016, between Equifax Inc. and U.S. Bank National Association, as Trustee, including the form of 2026 Note as Exhibit A (incorporated by reference to Exhibit 4.3 to Equifax’s Form 8-K filed May 12, 2016).

4.6
Fourth Supplemental Indenture, dated as of May 25, 2018, between Equifax Inc. and the Trustee, including the form of 2023 Note as Exhibit A (incorporated by reference to Exhibit 4.2 to Equifax’s Form 8-K filed May 25, 2018).

4.7
Sixth Supplemental Indenture, dated as of November 19, 2019, between Equifax Inc. and the Trustee, including the form of 2024 Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed November 19, 2019).

4.8
Seventh Supplemental Indenture, dated as of April 27, 2020, between Equifax Inc. and the Trustee, including the form of 2025 Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed April 27, 2020).

4.9
Eighth Supplemental Indenture, dated as of April 27, 2020, between Equifax Inc. and the Trustee, including the form of 2030 Note as Exhibit A (incorporated by reference to Exhibit 4.2 to Equifax's Form 8-K filed April 27, 2020).

4.10
Ninth Supplemental Indenture, dated as of August 13, 2021, between Equifax Inc. and the Trustee, including the form of Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed August 16, 2021).

4.11
Credit Agreement, dated as of August 25, 2021, by and among Equifax Inc., Equifax Limited, Equifax Canada Co., Equifax International Treasury Services Unlimited Company and Equifax Australia Holdings Pty Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed August 31, 2021).

4.12
Term Loan Credit Agreement, dated as of August 25, 2021, by and between Equifax Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Equifax’s Form 8-K filed August 31, 2021).

4.13	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.14 to Equifax's Form 10-K filed February 20, 2020).
4.14
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

10.16
Amendment No. 2 to Equifax Inc. Director and Executive Stock Deferral Plan, effective as of December 2, 2021 (incorporated by reference to Exhibit 10.16 to Equifax's Form 10-K filed February 24, 2022).

10.17	Equifax 2005 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed July 28, 2016).
10.18	Amendment No. 1 to Equifax 2005 Executive Deferred Compensation Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed July 28, 2016).
10.19	Amendment No. 2 to Equifax 2005 Executive Deferred Compensation plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.27 to Equifax’s Form 10-K filed March 1, 2018).
10.20	Amendment No. 3 to Equifax 2005 Executive Deferred Compensation Plan, effective as of November 4, 2020 (incorporated by reference to Exhibit 10.19 to Equifax’s Form 10-K filed February 25, 2021).
10.21	Amendment No. 4 to Equifax 2005 Executive Deferred Compensation Plan, effective as of May 5, 2021 (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed July 22, 2021).
10.22	Equifax Inc. Employee Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to Equifax’s Form S-8 filed November 24, 2021).
10.23	Equifax Inc. Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to Equifax's Form 10-K filed February 24, 2022).
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

10.29
Form of Restricted Stock Unit Award Agreement (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in February 2021) (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed April 22, 2021).

10.30
Form of Premium-Priced Stock Option Award Agreement (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in February 2021) (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed April 22, 2021).

10.31
Form of Performance Share Award Agreement (TSR) (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in February 2021) (incorporated by reference to Exhibit 10.3 to Equifax’s Form 10-Q filed April 22, 2021).

10.32
Form of Restricted Stock Unit Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in February 2021) (incorporated by reference to Exhibit 10.4 to Equifax’s Form 10-Q filed April 22, 2021).

10.33
Form of Non-Qualified Stock Option Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in February 2021) (incorporated by reference to Exhibit 10.5 to Equifax’s Form 10-Q filed April 22, 2021).

10.34
Form of Performance Share Award Agreement (TSR) (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in February 2021) (incorporated by reference to Exhibit 10.6 to Equifax’s Form 10-Q filed April 22, 2021).

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
10.38
Form of Performance Share Award Agreement (Adjusted EBITDA) (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2022) (incorporated by reference to Exhibit 10.1 to Equifax's Form 10-Q filed April 21, 2022).

10.39
Form of Performance Share Award Agreement (Adjusted EBITDA) (SLT) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in February 2022) (incorporated by reference to Exhibit 10.2 to Equifax's Form 10-Q filed April 21, 2022).

10.40
Performance Share Award Agreement (TSR) between Equifax Inc. and Mark Begor under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for award granted on July 29, 2022) (incorporated by reference to Exhibit 10.1 to Equifax's Form 10-Q filed October 20, 2022).

10.41
Premium-Priced Stock Option Award Agreement between Equifax Inc. and Mark Begor under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for award granted on July 29, 2022) (incorporated by reference to Exhibit 10.2 to Equifax's Form 10-Q filed October 20, 2022).

10.42
Restricted Stock Unit Award Agreement between Equifax Inc. and Mark Begor under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for award granted on July 29, 2022) (incorporated by reference to Exhibit 10.3 to Equifax's Form 10-Q filed October 20, 2022).

Material Contracts

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

(c) Financial Statement Schedules. See Item 15(a)(2).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2023.

/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer and Chief Operations Officer
(Principal Financial Officer)

/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

/s/ Mark L. Feidler
Mark L. Feidler
Director and Non-Executive Chairman

/s/ Karen L. Fichuck
Karen L. Fichuck
Director

/s/ G. Thomas Hough
G. Thomas Hough
Director

/s/ Robert D. Marcus
Robert D. Marcus
Director

/s/ Scott A. McGregor
Scott A. McGregor
Director

/s/ John A. McKinley
John A. McKinley
Director

/s/ Robert W. Selander
Robert W. Selander
Director

/s/ Melissa D. Smith
Melissa D. Smith
Director

/s/ Audrey Boone Tillman
Audrey Boone Tillman
Director

/s/ Heather H. Wilson
Heather H. Wilson
Director

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

2022

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$13.9	$8.5	$—	$(3.3)	$19.1
Deferred income tax asset valuation allowance	192.0	(15.4)	(9.7)	18.2	185.1
	$205.9	$(6.9)	$(9.7)	$14.9	$204.2

2021

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$12.9	$0.3	$—	$0.7	$13.9
Deferred income tax asset valuation allowance	382.7	(12.7)	(198.0)	20.0	192.0
	$395.6	$(12.4)	$(198.0)	$20.7	$205.9

2020

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$11.2	$6.3	$—	$(4.6)	$12.9
Deferred income tax asset valuation allowance	379.8	(34.4)	10.1	27.2	382.7
	$391.0	$(28.1)	$10.1	$22.6	$395.6