Form 10-Q
period 2023-03-31
EQUIFAX INC
filed 2023-04-20
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No   ☒

On April 7, 2023, there were 122,643,754 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2023

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address future operating performance and events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, improvements in our information technology and data security infrastructure, including as a part of our cloud data and technology transformation, our strategy, the expected financial and operational benefits, synergies and growth from our acquisitions, changes in U.S. and worldwide economic conditions, such as rising interest rates and inflation, that materially impact consumer spending, consumer debt and employment and the demand for Equifax's products and services, our culture, our ability to innovate, the market acceptance of new products and services and similar statements about our business plans are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections, including without limitation our expectations regarding the Company’s outlook, long-term organic and inorganic growth, and customer acceptance of our business solutions referenced above under “Item 1. Business” and below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Overview.” These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as subsequent reports filed with the Securities and Exchange Commission. As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022
(In millions, except per share amounts)
Operating revenue	$1,302.0	$1,363.2
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	580.4	553.4
Selling, general and administrative expenses	366.1	340.3
Depreciation and amortization	150.1	137.1
Total operating expenses	1,096.6	1,030.8
Operating income	205.4	332.4
Interest expense	(57.6)	(39.7)
Other income, net	4.4	11.1
Consolidated income before income taxes	152.2	303.8
Provision for income taxes	(38.7)	(81.0)
Consolidated net income	113.5	222.8
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.1)	(1.0)
Net income attributable to Equifax	$112.4	$221.8
Basic earnings per common share:
Net income attributable to Equifax	$0.92	$1.82
Weighted-average shares used in computing basic earnings per share	122.6	122.2
Diluted earnings per common share:
Net income attributable to Equifax	$0.91	$1.80
Weighted-average shares used in computing diluted earnings per share	123.5	123.5
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2023			2022
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$112.4	$1.1	$113.5	$221.8	$1.0	$222.8
Other comprehensive income (loss):
Foreign currency translation adjustment	12.6	0.3	12.9	78.1	(0.3)	77.8
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	—	—	—	(0.4)	—	(0.4)
Comprehensive income	$125.0	$1.4	$126.4	$299.5	$0.7	$300.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except par values)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$232.5	$285.2
Trade accounts receivable, net of allowance for doubtful accounts of $20.1 and $19.1 at March 31, 2023 and December 31, 2022, respectively	919.5	857.7
Prepaid expenses	163.7	134.3
Other current assets	67.9	93.3
Total current assets	1,383.6	1,370.5
Property and equipment:
Capitalized internal-use software and system costs	2,224.8	2,139.1
Data processing equipment and furniture	285.5	281.4
Land, buildings and improvements	261.9	261.6
Total property and equipment	2,772.2	2,682.1
Less accumulated depreciation and amortization	(1,117.7)	(1,095.1)
Total property and equipment, net	1,654.5	1,587.0
Goodwill	6,396.3	6,383.9
Indefinite-lived intangible assets	94.8	94.8
Purchased intangible assets, net	1,759.9	1,818.5
Other assets, net	294.8	293.2
Total assets	$11,583.9	$11,547.9
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$815.1	$967.2
Accounts payable	146.4	250.8
Accrued expenses	282.9	229.0
Accrued salaries and bonuses	116.3	138.7
Deferred revenue	134.9	132.9
Other current liabilities	296.5	296.6
Total current liabilities	1,792.1	2,015.2
Long-term debt	4,987.9	4,820.1
Deferred income tax liabilities, net	451.6	460.3
Long-term pension and other postretirement benefit liabilities	98.0	100.4
Other long-term liabilities	172.1	178.6
Total liabilities	7,501.7	7,574.6
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at March 31, 2023 and December 31, 2022; Outstanding shares - 122.6 and 122.5 at March 31, 2023 and December 31, 2022, respectively	236.6	236.6
Paid-in capital	1,631.1	1,594.2
Retained earnings	5,320.3	5,256.0
Accumulated other comprehensive loss	(461.1)	(473.7)
Treasury stock, at cost, 66.1 shares and 66.2 shares at March 31, 2023 and December 31, 2022, respectively	(2,657.0)	(2,650.7)
Stock held by employee benefit trusts, at cost, 0.6 shares at March 31, 2023 and December 31, 2022	(5.9)	(5.9)
Total Equifax shareholders’ equity	4,064.0	3,956.5
Noncontrolling interests including redeemable noncontrolling interests	18.2	16.8
Total equity	4,082.2	3,973.3
Total liabilities and equity	$11,583.9	$11,547.9

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In millions)
Operating activities:
Consolidated net income	$113.5	$222.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	152.2	139.3
Stock-based compensation expense	39.7	22.3
Deferred income taxes	(11.9)	40.2
Gain on fair market value adjustment of equity investments	(3.1)	(8.3)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(60.8)	(124.9)
Other assets, current and long-term	(25.0)	(0.6)
Current and long term liabilities, excluding debt	(53.7)	(489.3)
Cash provided by (used in) operating activities	150.9	(198.5)
Investing activities:
Capital expenditures	(158.3)	(156.5)
Acquisitions, net of cash acquired	(4.3)	(111.7)
Cash used in investing activities	(162.6)	(268.2)
Financing activities:
Net short-term borrowings	(160.8)	516.8
Borrowings on long-term debt	175.0	—
Dividends paid to Equifax shareholders	(47.9)	(47.9)
Dividends paid to noncontrolling interests	—	(0.5)
Proceeds from exercise of stock options and employee stock purchase plan	6.6	5.7
Payment of taxes related to settlement of equity awards	(15.9)	(29.8)
Debt issuance costs	(0.3)	—
Cash (used in) provided by financing activities	(43.3)	444.3
Effect of foreign currency exchange rates on cash and cash equivalents	2.3	(1.4)
Decrease in cash and cash equivalents	(52.7)	(23.8)
Cash and cash equivalents, beginning of period	285.2	224.7
Cash and cash equivalents, end of period	$232.5	$200.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2023

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2022	122.5	$236.6	$1,594.2	$5,256.0	$(473.7)	$(2,650.7)	$(5.9)	$16.8	$3,973.3
Net income	—	—	—	112.4	—	—	—	1.1	113.5
Other comprehensive income	—	—	—	—	12.6	—	—	0.3	12.9
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.1	—	(3.0)	—	—	(6.3)	—	—	(9.3)
Cash dividends ($0.39 per share)	—	—	—	(48.1)	—	—	—	—	(48.1)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	39.7	—	—	—	—	—	39.7
Balance, March 31, 2023	122.6	$236.6	$1,631.1	$5,320.3	$(461.1)	$(2,657.0)	$(5.9)	$18.2	$4,082.2

For the Three Months Ended March 31, 2022

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2021	122.1	$236.6	$1,536.7	$4,751.6	$(295.4)	$(2,639.2)	$(5.9)	$16.8	$3,601.2
Net income	—	—	—	221.8	—	—	—	1.0	222.8
Other comprehensive income (loss)	—	—	—	—	77.7	—	—	(0.3)	77.4
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	(10.2)	—	—	(14.0)	—	—	(24.2)
Cash dividends ($0.39 per share)	—	—	—	(47.9)	—	—	—	—	(47.9)
Stock-based compensation expense	—	—	22.3	—	—	—	—	—	22.3
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance, March 31, 2022	122.3	$236.6	$1,548.8	$4,925.5	$(217.7)	$(2,653.2)	$(5.9)	$17.0	$3,851.1

Accumulated Other Comprehensive Loss consists of the following components:

	March 31, 2023	December 31, 2022
	(In millions)
Foreign currency translation	$(456.7)	$(469.3)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $1.1 and $1.2 at March 31, 2023 and December 31, 2022, respectively	(3.4)	(3.4)
Cash flow hedging transactions, net of accumulated tax of $0.6 at March 31, 2023 and December 31, 2022	(1.0)	(1.0)
Accumulated other comprehensive loss	$(461.1)	$(473.7)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal justice data and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of March 31, 2023, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. We previously had a joint venture in Russia that offered consumer credit services; however, during the third quarter of 2022, we completed the sale of this equity method investment.

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

Basis of Presentation.  The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of SEC Regulation S-X. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).

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

	Three Months Ended March 31,
	2023	2022
	(In millions)
Weighted-average shares outstanding (basic)	122.6	122.2
Effect of dilutive securities:
Stock options and restricted stock units	0.9	1.3
Weighted-average shares outstanding (diluted)	123.5	123.5

For the three months ended March 31, 2023 and 2022, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of March 31, 2023 and December 31, 2022, the fair value of our long-term debt, including the current portion, was $4.9 billion and $4.8 billion compared to its carrying value of $5.3 billion, respectively.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed one acquisition during the three months ended March 31, 2023 and multiple acquisitions during the year ended December 31, 2022. The values of net assets acquired were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of definite-lived intangible assets acquired in these acquisitions were estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost and are due in less than a year. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022
	(In millions)
Allowance for doubtful accounts, beginning of period	$19.1	$13.9
Current period bad debt expense	3.6	1.2
Write-offs, net of recoveries	(2.6)	(0.2)
Allowance for doubtful accounts, end of period	$20.1	$14.9

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily include amounts receivable related to vendor rebates and from tax authorities. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2023, these assets were $26.4 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent our investments in unconsolidated affiliates, the Company’s operating lease right-of-use assets, employee benefit trust assets, assets related to life insurance policies covering certain officers of the Company and long-term deferred tax assets.

Equity Investment. We record our equity investment in Brazil within Other Assets at fair value, using observable Level 1 inputs. The carrying value of the investment has been adjusted to $77.3 million as of March 31, 2023 based on quoted market prices, resulting in an unrealized gain of $3.1 million for the three months ended March 31, 2023. The carrying value of the investment was $95.0 million as of March 31, 2022, resulting in an unrealized gain of $27.8 million for the three months ended March 31, 2022. We previously had a joint venture in Russia that offered consumer credit services; however, during the third quarter of 2022, we completed the sale of this equity method investment. All unrealized gains or losses on these investments were recorded in Other income, net within the Consolidated Statements of Income.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as interest expense, income taxes, accrued employee benefits, and insurance expense. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2023, these funds were $26.4 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Change in Accounting Principle. In October 2021, the FASB issued ASU No. 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The update provides clarifying guidance to reduce diversity in practice stating that contract assets, contract liabilities and deferred revenue acquired in business combinations should be measured in accordance with Accounting Standards Topic 606, rather than the fair value principles of Accounting Standards Topic 805. ASU 2021-08 is effective for all public business entities for annual periods beginning after December 15, 2022. This guidance must be applied on a prospective basis. As of January 1, 2023, we have adopted this standard as it relates to our current year business combinations. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2023	2022	$	%
	(In millions)
Verification Services	$455.8	$513.3	$(57.5)	(11)%
Employer Services	140.5	135.7	4.8	4%
Total Workforce Solutions	596.3	649.0	(52.7)	(8)%
Online Information Solutions	341.0	343.8	(2.8)	(1)%
Mortgage Solutions	33.3	43.4	(10.1)	(23)%
Financial Marketing Services	47.4	45.7	1.7	4%
Total U.S. Information Solutions	421.7	432.9	(11.2)	(3)%
Asia Pacific	89.9	86.5	3.4	4%
Europe	75.7	85.8	(10.1)	(12)%
Canada	63.1	61.6	1.5	2%
Latin America	55.3	47.4	7.9	17%
Total International	284.0	281.3	2.7	1%
Total operating revenue	$1,302.0	$1,363.2	$(61.2)	(4)%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of March 31, 2023, inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$25.8
1 to 3 years	31.4
3 to 5 years	16.0
Thereafter	25.1
Total remaining performance obligation	$98.3

3. ACQUISITIONS AND INVESTMENTS

2023 Acquisitions and Investments. In the first quarter of 2023, the Company acquired a company in Canada, within the International operating segment.

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

Changes in the amount of goodwill for the three months ended March 31, 2023, are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total

Balance, December 31, 2022	$2,520.8	$2,004.8	$1,858.3	$6,383.9
Acquisitions	—	—	4.4	4.4
Adjustments to initial purchase price allocation	(0.1)	2.3	0.3	2.5
Foreign currency translation	—	—	5.5	5.5
Balance, March 31, 2023	$2,520.7	$2,007.1	$1,868.5	$6,396.3

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30, at which point the estimated fair value of our indefinite-lived intangibles exceeded the carrying value. Our indefinite-lived intangible asset carrying amounts did not change materially during the three months ended March 31, 2023.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of consumer and commercial data files acquired through our acquisitions of various companies, including a fraud and identity solutions provider and independent credit reporting agencies in the U.S., Australia and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2022 Form 10-K.

Purchased intangible assets at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,089.5	$(545.6)	$543.9	$1,090.0	$(527.8)	$562.2
Customer relationships	876.0	(424.1)	451.9	874.6	(407.4)	467.2
Proprietary database	706.2	(129.2)	577.0	705.9	(115.0)	590.9
Acquired software and technology	223.1	(48.9)	174.2	225.4	(42.6)	182.8
Trade names and other intangible assets	22.1	(17.0)	5.1	26.7	(19.6)	7.1
Non-compete agreements	14.7	(6.9)	7.8	14.5	(6.2)	8.3
Total definite-lived intangible assets	$2,931.6	$(1,171.7)	$1,759.9	$2,937.1	$(1,118.6)	$1,818.5

Amortization expense related to purchased intangible assets was $60.7 million and $57.3 million during the three months ended March 31, 2023 and 2022, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at March 31, 2023 is as follows:

Years ending December 31,	Amount
(In millions)
2023	$179.8
2024	229.0
2025	230.4
2026	203.1
2027	195.7
Thereafter	721.9
$1,759.9

5. DEBT

Debt outstanding at March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
	(In millions)
Commercial paper	$406.2	$566.8
Notes, 3.95%, due June 2023	400.0	400.0
Notes, 2.6%, due December 2024	750.0	750.0
Notes, 2.6%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Revolver	175.0	—
Term loan, due August 2026	700.0	700.0
Notes, 5.10%, due December 2027	750.0	750.0
Debentures, 6.9%, due July 2028	125.0	125.0
Notes, 3.1%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	1,000.0
Notes, 7.0%, due July 2037	250.0	250.0
Other	0.2	0.4
Total debt	5,831.4	5,817.2
Less short-term debt and current maturities	(815.1)	(967.2)
Less unamortized discounts and debt issuance costs	(28.4)	(29.9)
Total long-term debt, net	$4,987.9	$4,820.1

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

Senior Credit Facilities.  In August 2021, we refinanced our existing unsecured revolving credit facility of $1.1 billion set to expire September 2023, and entered into a new $1.5 billion five-year unsecured revolving credit facility (the “Revolver”) and a new $700.0 million delayed draw term loan (“Term Loan”), collectively known as the “Senior Credit Facilities,” both of which mature in August 2026. In March 2023, we amended our Senior Credit Facilities agreement to adjust our debt covenant requirements and incorporate the Secure Overnight Financing Rate (SOFR) into our agreement, among other changes. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the Revolver. As of March 31, 2023, there were $406.2 million of outstanding commercial paper notes, $0.4 million of letters of credit outstanding, $175.0 million outstanding borrowings under the Revolver and $700.0 million outstanding under the Term Loan. Availability under the Revolver was $918.4 million at March 31, 2023.

Commercial Paper Program.  In the third quarter of 2021, we increased the size of our commercial paper (“CP”) program from $1.1 billion to $1.5 billion, consistent with the increase in our Revolver. The $1.5 billion CP program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings may bear interest at either a variable or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At March 31, 2023, there were $406.2 million of outstanding CP notes. We have disclosed the net short-term borrowing activity for the quarter ended March 31, 2023 in the Consolidated Statements of Cash Flows. The amount disclosed includes CP borrowings of $97.0 million and payments of $108.8 million with a maturity date greater than 90 days and less than 365 days for the three months ended March 31, 2023.

For additional information about our debt agreements, see Note 5 of the Notes to Consolidated Financial Statements in our 2022 Form 10-K.

6. COMMITMENTS AND CONTINGENCIES

Canadian Class Actions. In 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of personal information of consumers. Five putative Canadian class actions, four of which are on behalf of a national class of approximately 19,000 Canadian consumers, are pending against us in Ontario, British Columbia and Alberta. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. In addition to seeking class certification on behalf of Canadian consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident, in some cases, plaintiffs also seek class certification on behalf of a larger group of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident or earlier and were not impacted by the incident.

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

FCA Investigation. The U.K.’s Financial Conduct Authority (“FCA”) opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017 in connection with the 2017 cybersecurity incident. The investigation by the FCA has involved a number of information requirements and interviews. We have responded to the information requirements and continue to cooperate with the investigation. We have been advised by the FCA that it intends to send us a notice with the FCA's findings and proposed penalty, which we anticipate will result in the initiation of settlement discussions. At this time, we are unable to predict the outcome of this FCA investigation, including whether the investigation will result in any settlement, action or proceeding against us.

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

Guarantees and General Indemnifications

We may issue standby letters of credit and performance and surety bonds in the normal course of business. The aggregate notional amounts of all performance and surety bonds and standby letters of credit was not material at March 31, 2023 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business was not material at March 31, 2023. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements.

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

For additional information about these and other commitments and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in our 2022 Form 10-K.

7. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2018. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $4.5 million.

Effective Tax Rate

Our effective income tax rate was 25.4% for the three months ended March 31, 2023, compared to 26.7% for the three months ended March 31, 2022. Our effective tax rate was lower during the first quarter of 2023 as compared to 2022 primarily due to an unfavorable impact of a state law change that was reflected in the prior year.

Inflation Reduction Act

On August 16, 2022, President Biden signed the Inflation Reduction Act ("IRA") into law, which included enactment of a 15% corporate minimum tax effective in 2023. We currently do not expect the corporate minimum tax to have a material impact on our financial results.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three months ended March 31, 2023, are as follows:

	Foreign currency	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2022	$(469.3)	$(3.4)	$(1.0)	$(473.7)
Other comprehensive income	12.6	—	—	12.6
Balance, March 31, 2023	$(456.7)	$(3.4)	$(1.0)	$(461.1)

Changes in accumulated other comprehensive loss related to noncontrolling interests were not material as of March 31, 2023.

9. RESTRUCTURING CHARGES

In the fourth quarter of 2022, we recorded $24.0 million ($18.0 million, net of tax) of restructuring charges, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. This charge was recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and primarily relate to a reduction in headcount. As of March 31, 2023, $12.8 million of the fourth quarter 2022 restructuring charge has been paid, with the remaining future payments expected to be completed later in 2023.

10. SEGMENT INFORMATION

Reportable Segments.  We manage our business and report our financial results through the following three reportable segments, which are the same as our operating segments:

–Workforce Solutions
–U.S. Information Solutions (“USIS”)
–International

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2022 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenue, operating income and operating margins, excluding any unusual or infrequent items, if any. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. Inter-segment sales and transfers are not material for all periods presented. All transactions between segments are accounted for at fair market value or cost depending on the nature of the transaction and no timing differences occur between segments.

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

International.  This segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit and other marketing products and services. In Asia Pacific, Europe, Latin America and Canada, we also provide information, technology and services to support debt collections and recovery management. In Europe and Canada, we also provide credit monitoring products to resellers or directly to consumers.

Operating revenue and operating income by operating segment during the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended
(In millions)	March 31,
Operating revenue:	2023	2022
Workforce Solutions	$596.3	$649.0
U.S. Information Solutions	421.7	432.9
International	284.0	281.3
Total operating revenue	$1,302.0	$1,363.2

	Three Months Ended
(In millions)	March 31,
Operating income:	2023	2022
Workforce Solutions	$248.7	$308.4
U.S. Information Solutions	78.6	121.5
International	32.7	37.0
General Corporate Expense	(154.6)	(134.5)
Total operating income	$205.4	$332.4

Total assets by operating segment at March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
(In millions)	2023	2022
Total assets:
Workforce Solutions	$4,218.6	$4,156.5
U.S. Information Solutions	3,297.9	3,291.4
International	3,123.1	3,106.8
General Corporate	944.3	993.2
Total assets	$11,583.9	$11,547.9

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 1 of this Form 10-Q. This section discusses the results of our operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. All percentages have been calculated using unrounded amounts for each of the periods presented.

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

Recent Events and Company Outlook
As further described in our 2022 Form 10-K, we operate in the U.S., which represented 78% of our revenue in 2022, and internationally in 19 countries. Our products and services span a wide variety of vertical markets including financial services, mortgage, talent solutions, federal, state and local governments, automotive, telecommunications, e-commerce and many others.
Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, small business commercial credit, marketing activity, identity and fraud, and employee hiring and onboarding activity. Demand is also enhanced by our initiatives to expand our products, capabilities and markets served.
For 2023, we expect that U.S. economic activity, as measured by GDP, to grow but at a slower rate of growth than experienced in 2022. Our forecast assumes the U.S. mortgage market, as measured by originations, is expected to decline by about 32% in 2023 versus 2022. The U.S. mortgage market, particularly the mortgage refinance portion of the U.S. mortgage market, can be significantly impacted by U.S. interest rates and therefore mortgage rates. In the International markets in which we operate, in particular in Australia, the U.K. and Canada, our forecast also assumes economic activity, as measured by GDP, to grow in 2023 but at slower rates than in 2022.
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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, and Singapore and have an investment in a consumer and commercial credit information company in Brazil. We previously had a joint venture in Russia that offered consumer credit services; however, during the third quarter of 2022, we completed the sale of this equity method investment. Approximately 78% and 79% of our revenue was generated in the U.S. during the three months ended March 31, 2023 and 2022, respectively.

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

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2023 and 2022 were as follows:

	Key Performance Indicators
	Three Months Ended March 31,
	2023	2022
	(In millions, except per share data)
Operating revenue	$1,302.0	$1,363.2
Operating revenue change	(4)%	12%
Operating income	$205.4	$332.4
Operating margin	15.8%	24.4%
Net income attributable to Equifax	$112.4	$221.8
Diluted earnings per share	$0.91	$1.80
Cash provided by operating activities	$150.9	$(198.5)
Capital expenditures*	$(153.0)	$(140.8)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•We did not repurchase any shares from public market transactions during the first three months of 2023 and 2022. At March 31, 2023, $520.2 million was available for future purchases of common stock under our share repurchase authorization.

•We paid out $47.9 million or $0.39 per share in dividends to our shareholders during the first three months of 2023.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2023	2022	$	%
	(In millions)
Workforce Solutions	$596.3	$649.0	$(52.7)	(8)%
U.S. Information Solutions	421.7	432.9	(11.2)	(3)%
International	284.0	281.3	2.7	1%
Consolidated operating revenue	$1,302.0	$1,363.2	$(61.2)	(4)%

Revenue decreased by $61.2 million, or 4% for the first quarter of 2023, compared to the same period in 2022. Total revenue was negatively impacted by foreign exchange rates, which decreased revenue by $23.4 million, or 2%, for the first quarter of 2023, compared to same period in 2022.

Revenue in the first quarter of 2023 decreased primarily due to declines in Workforce Solutions, mainly Verification Services, and USIS, due to declines in the U.S. mortgage market.

Operating Expenses

	Three Months Ended March 31,		Change
Consolidated Operating Expenses	2023	2022	$	%
	(In millions)
Consolidated cost of services	$580.4	$553.4	$27.0	5%
Consolidated selling, general and administrative expenses	366.1	340.3	25.8	8%
Consolidated depreciation and amortization expense	150.1	137.1	13.0	9%
Consolidated operating expenses	$1,096.6	$1,030.8	$65.8	6%

Cost of services increased $27.0 million in the first quarter of 2023, compared to the same period in 2022. The increase was primarily due to higher people costs and royalty costs, as well as higher third party cloud usage fees and software costs. The impact of changes in foreign exchange rates on costs of services led to a decrease of $10.7 million in the first quarter of 2023, compared to the same period in 2022.

Selling, general and administrative expenses increased $25.8 million for the first quarter of 2023, compared to the same period in 2022. The increase was primarily due to increases in people costs. The impact of changes in foreign currency exchange rates led to a decrease in selling, general and administrative expenses of $6.4 million for the first quarter of 2023, compared to the same period in 2022.

Depreciation and amortization expense increased $13.0 million for the first quarter of 2023, compared to the same period in 2022. The increase was due to the higher amortization of purchased intangible assets related to recent acquisitions and increased amortization of capitalized internal-use software and system costs from technology transformation capital spending incurred previously. The impact of changes in foreign currency exchange rates led to a decrease in depreciation and amortization expense of $2.0 million for the first quarter of 2023 compared to the same period in 2022.

Operating Income and Operating Margin

	Three Months Ended March 31,		Change
Consolidated Operating Income	2023	2022	$	%
	(In millions)
Consolidated operating revenue	$1,302.0	$1,363.2	$(61.2)	(4)%
Consolidated operating expenses	1,096.6	1,030.8	65.8	6%
Consolidated operating income	$205.4	$332.4	$(127.0)	(38)%
Consolidated operating margin	15.8%	24.4%		(8.6)	pts

Total company operating margin decreased by 8.6 percentage points in the first quarter of 2023, compared to the same period in 2022. The margin decrease was due to the aforementioned decreased revenue and increased operating expenses and amortization expense.

Interest Expense and Other Income, net

	Three Months Ended March 31,		Change
Consolidated Interest Expense and Other Income, net	2023	2022	$	%
	(In millions)
Consolidated interest expense	$(57.6)	$(39.7)	$(17.9)	45%
Consolidated other income, net	4.4	11.1	(6.7)	(60)%
Average cost of debt	4.0%	2.8%
Total consolidated debt, net, at quarter end	$5,803.0	$5,814.0	$(11.0)	nm

Interest expense increased by $17.9 million in the first quarter of 2023, compared to the same period in 2022. The increase for the first quarter of 2023 was due to a higher weighted average outstanding amount of debt and higher interest costs attributable to debt agreements entered into during 2022.

Other income, net, decreased $6.7 million in the first quarter of 2023, as compared to the same period in 2022. The decrease for the first quarter of 2023 was due to the lower fair value adjustment of our investment in Brazil as compared to the same period in 2022.

Income Taxes

	Three Months Ended March 31,		Change
Consolidated Provision for Income Taxes	2023	2022	$	%
	(In millions)
Consolidated provision for income taxes	$(38.7)	$(81.0)	$42.3	(52)%
Effective income tax rate	25.4%	26.7%

Our effective income tax rate was 25.4% for the three months ended March 31, 2023, compared to 26.7% for the three months ended March 31, 2022. Our effective tax rate was lower during the first quarter of 2023 as compared to 2022 primarily due to an unfavorable impact of a state law change that was reflected in the prior year.

Net Income

	Three Months Ended March 31,		Change
Consolidated Net Income	2023	2022	$	%
	(In millions, except per share amounts)
Consolidated operating income	$205.4	$332.4	$(127.0)	(38)%
Consolidated interest expense and other income (expense), net	(53.2)	(28.6)	(24.6)	86%
Consolidated provision for income taxes	(38.7)	(81.0)	42.3	(52)%
Consolidated net income	113.5	222.8	(109.3)	(49)%
Net income attributable to noncontrolling interests	(1.1)	(1.0)	(0.1)	10%
Net income attributable to Equifax	$112.4	$221.8	$(109.4)	(49)%
Diluted earnings per common share:
Net income attributable to Equifax	$0.91	$1.80	$(0.89)	(49)%
Weighted-average shares used in computing diluted earnings per share	123.5	123.5

Consolidated net income decreased by $109.3 million for the first quarter of 2023, compared to the same period in 2022. The decrease for the first quarter of 2023 was due to the decrease in operating income from decreased revenue and increased operating expenses and interest expense, partially offset by decreased tax expense.

Segment Financial Results

Workforce Solutions

	Three Months Ended March 31,		Change
Workforce Solutions	2023	2022	$	%
	(In millions)
Operating revenue:
Verification Services	$455.8	$513.3	$(57.5)	(11)%
Employer Services	140.5	135.7	4.8	4%
Total operating revenue	$596.3	$649.0	$(52.7)	(8)%
% of consolidated revenue	46%	47%
Total operating income	$248.7	$308.4	$(59.7)	(19)%
Operating margin	41.7%	47.5%		(5.8)	pts

Workforce Solutions revenue decreased by 8% in the first quarter of 2023, compared to the same period in 2022. The decrease was due to a decline in Verification Services driven by a decline in mortgage vertical revenue as U.S. mortgage origination activity has declined as a result of higher interest rates when compared to first quarter 2022, partially offset by growth in non-mortgage verticals, as well as an increase in Employer Services.

Verification Services

Revenue decreased by 11% for the first quarter of 2023, compared to the same period in 2022. The decrease in revenue was primarily due to a decline in the mortgage vertical due to continued slower U.S. mortgage origination activity in 2023 due to higher interest rates, partially offset by increases in government and talent solutions verticals.

Employer Services

Revenue increased by 4% in the first quarter of 2023, compared to the same period in 2022. The increase for the first quarter of 2023 is due to growth in the I-9 and onboarding verticals, as well as revenue from recent acquisitions.

Workforce Solutions Operating Margin

Operating margin decreased to 41.7% for the first quarter of 2023 from 47.5% for the first quarter of 2022. The decreased margin is due to the decline in revenue, as well as increased people costs, production costs, and purchased intangible asset amortization.

USIS

	Three Months Ended March 31,		Change
U.S. Information Solutions	2023	2022	$		%
	(In millions)
Operating revenue:
Online Information Solutions	$341.0	$343.8	$(2.8)		(1)%
Mortgage Solutions	33.3	43.4	(10.1)		(23)%
Financial Marketing Services	47.4	45.7	1.7		4%
Total operating revenue	$421.7	$432.9	$(11.2)		(3)%
% of consolidated revenue	32%	32%
Total operating income	$78.6	$121.5	$(42.9)		(35)%
Operating margin	18.6%	28.1%		(9.5)	pts

USIS revenue decreased by 3% for the first quarter of 2023, compared to the same period in 2022. The decrease was due to the negative impact of declining mortgage inquiry volumes on both online services and mortgage solutions, partially offset by growth in non-mortgage online services and Financial Marketing Services.

Online Information Solutions

Revenue decreased by 1% for the first quarter of 2023, compared to the same period in 2022. The decrease was due to declining mortgage inquiry volumes compared to the prior year, partially offset by continued growth of non-mortgage online services and revenue from acquisitions.

Mortgage Solutions

Revenue decreased by 23% in the first quarter of 2023, compared to the same period in 2022. The decrease was due to declining mortgage inquiry volumes, as compared to the prior year.

Financial Marketing Services

Revenue increased by 4% for the first quarter of 2023, compared to the same period in 2022. The increase was driven by marketing services revenue.

USIS Operating Margin

USIS operating margin decreased to 18.6% for the first quarter of 2023 from 28.1% for the first quarter of 2022. The margin decrease was due to the decrease in revenue and increase in depreciation expense related to increased capitalized software development assets in service and cloud production costs, as well as increased royalty expense.

International

	Three Months Ended March 31,		Change
International	2023	2022	$		%
	(In millions)
Operating revenue:
Asia Pacific	$89.9	$86.5	$3.4		4%
Europe	75.7	85.8	(10.1)		(12)%
Canada	63.1	61.6	1.5		2%
Latin America	55.3	47.4	7.9		17%
Total operating revenue	$284.0	$281.3	$2.7		1%
% of consolidated revenue	22%	21%
Total operating income	$32.7	$37.0	$(4.3)		(12)%
Operating margin	11.5%	13.2%		(1.7)	pts

International revenue increased by 1% in the first quarter of 2023, compared to the same period in 2022. On a local currency basis, revenue increased by 9% in the first quarter of 2023, mainly driven by growth in Latin America, Asia Pacific and Canada, partially offset by declines in Europe due to our debt services business. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $23.4 million, or 8%, for the first quarter of 2023.

Asia Pacific

On a local currency basis, revenue increased by 11% for the first quarter of 2023, compared to the same period in 2022. The increase was driven by the commercial business due to higher volumes, partially offset by the decline in background check verifications. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $5.7 million, or 7%, for the first quarter of 2023. Reported revenue increased by 4% for the first quarter of 2023, compared to the same period in 2022.

Europe

On a local currency basis, revenue decreased by 4% for the first quarter of 2023, compared to the same period in 2022. The decrease was driven by a decline in the debt services business driven by lower revenue from public sector customers. This was partially offset by growth in the credit reporting business, principally in consumer online, analytical services and identity and fraud. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $6.9 million, or 8%, for the first quarter of 2023. Reported revenue decreased by 12% for the first quarter of 2023, compared to the same period in 2022.

Latin America

On a local currency basis, revenue increased by 32% for the first quarter of 2023, compared to the same period in 2022. The increase principally reflects local currency growth in Argentina, Honduras, Paraguay, Chile and Uruguay, as well as growth due to acquisition revenue. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $7.4 million, or 15%, for the first quarter of 2023, primarily within Argentina. Reported revenue increased by 17% for the first quarter of 2023, compared to the same period in 2022.

Canada

On a local currency basis, revenue increased by 8% for the first quarter of 2023, compared to the same period in 2022. The increase was driven by growth in consumer online and fraud products, partially offset by a decline in the consumer direct business. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $3.4 million, or 6%, for the first quarter of 2023. Reported revenue increased by 2% for the first quarter of 2023, compared to the same period in 2022.

International Operating Margin

Operating margin decreased to 11.5% for the first quarter of 2023 from 13.2% for the first quarter of 2022. The decrease in margins for the first quarter of 2023 was due to lower margin revenue in debt services, higher cloud production and data costs, depreciation expense related to the technology transformation and increases in people costs.

General Corporate Expense

	Three Months Ended March 31,		Change
General Corporate Expense	2023	2022	$	%
	(In millions)
General corporate expense	$154.6	$134.5	$20.1	15%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, security, data and analytics, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense increased by $20.1 million for the first quarter of 2023, compared to the same period in 2022. The increase was due to increased people costs, primarily equity compensation.

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

Funds generated by operating activities, our Revolver and related CP program, more fully described below, are our most significant sources of liquidity. At March 31, 2023, we had $232.5 million in cash balances, as well as $918.4 million available to borrow under our Revolver.

Sources and Uses of Cash

We believe that our existing cash balance, liquidity available from our CP and Revolver, cash generated from ongoing operations and continued access to public or private debt markets will be sufficient to satisfy cash requirements over the next 12 months and beyond. While there was no significant change in our cash requirements as of March 31, 2023 compared to December 31, 2022, we have utilized existing CP and Revolver capacity, together with cash from operating activities, to meet our current obligations. During the first quarter of 2023, we borrowed $175.0 million on our Revolver to pay down CP.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of March 31, 2023, we held $210.9 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2023	2022	2023 vs. 2022
	(In millions)
Operating activities	$150.9	$(198.5)	$349.4
Investing activities	$(162.6)	$(268.2)	$105.6
Financing activities	$(43.3)	$444.3	$(487.6)

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2023 increased by $349.4 million compared to the prior year period primarily due to the $345.0 million consumer class action settlement payment that was made in January 2022 related to the U.S. Consumer MDL Litigation settlement, with no similar payments in the first quarter of 2023.

Investing Activities

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash used in:	2023	2022	2023 vs. 2022
	(In millions)
Capital expenditures*	$(158.3)	$(156.5)	$(1.8)
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

Capital expenditures paid in the first three months of 2023 increased by $1.8 million from the same period in 2022 as we continue to invest in enhanced technology systems and infrastructure as part of our technology transformation.

Acquisitions, Divestitures and Investments

	Three Months Ended March 31,		Change
Net cash used in:	2023	2022	2023 vs. 2022
	(In millions)
Acquisitions, net of cash acquired	$(4.3)	$(111.7)	$107.4

During the first three months of 2023, we acquired a Canadian company within the International operating segment. During the first three months of 2022, we acquired Efficient Hire within our Workforce Solutions segment and Data Crédito within our International segment.

Financing Activities

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2023	2022	2023 vs. 2022
	(In millions)
Net short-term (repayments) borrowings	$(160.8)	$516.8	$(677.6)
Borrowings on long-term debt	$175.0	$—	$175.0
Debt issuance costs	$(0.3)	$—	$(0.3)

Credit Facilities Availability

In August 2021, we refinanced our existing unsecured revolving credit facility of $1.1 billion set to expire in September 2023, and entered into a new $1.5 billion five-year unsecured Revolver and a new $700.0 million delayed draw Term Loan, collectively known as the “Senior Credit Facilities,” both which mature in August 2026. In March 2023, we amended our Senior Credit Facilities agreement to adjust our debt covenant requirements and incorporate the Secure Overnight Financing Rate (SOFR) into our agreement, among other changes. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the Revolver.

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

As of March 31, 2023, there were $0.4 million of letters of credit outstanding, one hundred seventy-five million outstanding borrowings under the Revolver, $700.0 million outstanding under the Term Loan and $406.2 million of outstanding CP notes. Availability under the Revolver was $918.4 million at March 31, 2023.

At March 31, 2023, 78% of our debt was fixed-rate debt and 22% was effectively variable debt. Our variable-rate debt consists of our outstanding term loan and CP. The interest rates reset periodically, depending on the terms of the respective financing agreements. At March 31, 2023, the interest rate on our variable-rate debt ranged from 4.90% to 6.16%.

Borrowing and Repayment Activity

We primarily borrow under our CP program and Revolver as needed and as availability allows.

Net short-term borrowings primarily represent net borrowings or repayments of outstanding amounts under our CP program.

Borrowings on long-term debt represent $175 million of borrowings on our Revolver during the for the first three months of 2023.

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

In August 2021, we entered into our new Senior Credit Facilities as noted above in anticipation of the Appriss Insights acquisition. In March 2023, we amended our Senior Credit Facilities, resulting in a modification of our required maximum leverage ratio, among other changes. As amended, the Senior Credit Facilities require a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA, of (i) 4.25 to 1.0 commencing with the fourth quarter of 2022 through the fourth quarter of 2023 and (ii) 3.75 to 1.0 commencing with the first quarter of 2024 and for each fiscal quarter ending thereafter through the remaining term of the Senior Credit Facilities. We may also elect to increase the maximum leverage ratio by 0.5 to 1.0 (subject to a maximum leverage ratio of 4.75 to 1.0) in connection with certain material acquisitions if we satisfy certain requirements. The Senior Credit Facilities also permit cash in excess of $175 million to be netted against debt in the calculation of the leverage ratio, subject to certain restrictions.

As of March 31, 2023, we were in compliance with all of our debt covenants.

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

 For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2022 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2023	2022	2023 vs. 2022
	(In millions)
Dividends paid to Equifax shareholders	$(47.9)	$(47.9)	$—
Dividends paid to noncontrolling interests	$—	$(0.5)	$0.5
Proceeds from exercise of stock options and employee stock purchase plan	$6.6	$5.7	$0.9
Payment of taxes related to settlement of equity awards	$(15.9)	$(29.8)	$13.9

Sources and uses of cash related to equity during the three months ended March 31, 2023 and 2022 were as follows:

-    During the first three months of 2023 and 2022, we did not repurchase any shares of our common stock on the open market.

-    We maintained our quarterly dividend of $0.39 per share in the first quarter of 2023. We paid cash dividends to Equifax shareholders of $47.9 million, or $0.39 per share, during the three months ended March 31, 2023 and 2022, respectively.

-    We received cash of $6.6 million and $5.7 million during the first three months of 2023 and 2022, respectively, from the exercise of stock options and the employee stock purchase plan.

-    We paid taxes of $15.9 million and $29.8 million related to the settlement of equity awards during the first three months of 2023 and 2022, respectively.

At March 31, 2023, the Company had $520.2 million remaining for stock repurchases under the existing authorization from the board of directors.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations and commercial commitments have not changed materially from those reported in our 2022 Form 10-K. For additional information about certain obligations and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2022 Form 10-K.

Benefit Plans

At December 31, 2022, our U.S. Retirement Income Plan met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, our CP program and our Revolver.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with U.S. GAAP.

For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2022 Form 10-K.

Foreign Currency

Argentina experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as a highly inflationary economy which resulted in the recognition of a $0.1 million foreign currency loss that was recorded in other income, net in our Consolidated Statements of Income during the three months ended March 31, 2023. There was minimal foreign currency impact during the three months ended March 31, 2022.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2022 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in conformity with U.S. GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A, and Note 1 of the Notes to Consolidated Financial Statements, in our 2022 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2022 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2023.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Canadian Class Actions. In 2017, we experienced a cybersecurity incident following a criminal attack on our systems that involved the theft of personal information of consumers. Five putative Canadian class actions, four of which are on behalf of a national class of approximately 19,000 Canadian consumers, are pending against us in Ontario, British Columbia and Alberta. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with the 2017 cybersecurity incident. In addition to seeking class certification on behalf of Canadian consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident, in some cases, plaintiffs also seek class certification on behalf of a larger group of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident or earlier and were not impacted by the incident.

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

FCA Investigation. The U.K.’s Financial Conduct Authority (“FCA”) opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017 in connection with the 2017 cybersecurity incident. The investigation by the FCA has involved a number of information requirements and interviews. We have responded to the information requirements and continue to cooperate with the investigation. We have been advised by the FCA that it intends to send us a notice with the FCA's findings and proposed penalty, which we anticipate will result in the initiation of settlement discussions. At this time, we are unable to predict the outcome of this FCA investigation, including whether the investigation will result in any settlement, action or proceeding against us.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2022 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2023:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
January 1 - January 31, 2023	469	$—	—	$520,168,924
February 1 - February 28, 2023	74,574	$—	—	$520,168,924
March 1 - March 31, 2023	2,757	$—	—	$520,168,924
Total	77,800	—	—	520,168,924

(1)The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 469 shares for the month of January 2023, 74,574 shares for the month of February 2023, and 2,757 shares for the month of March 2023.

(2)Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions). For the quarter ended March 31, 2023 we did not repurchase any shares of our common stock under our share repurchase program.

(3)At March 31, 2023, the amount authorized for future share repurchases under the share repurchase program was $520.2 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1
First Amendment to Credit Agreement, dated as of March 21, 2023, by and among Equifax Inc., Equifax Limited, Equifax Canada Co., Equifax International Treasury Services Unlimited Company and Equifax Australia Holdings Pty Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto

10.2	First Amendment to Term Loan Credit Agreement, dated as of March 21, 2023, by and between Equifax Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date:	April 20, 2023	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	April 20, 2023		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer
and Chief Operations Officer
(Principal Financial Officer)

Date:	April 20, 2023		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)