Form 10-Q
period 2023-06-30
EQUIFAX INC
filed 2023-07-25
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

On July 7, 2023, there were 122,720,094 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2023

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2023	2022
(In millions, except per share amounts)
Operating revenue	$1,317.6	$1,316.7
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	588.0	542.1
Selling, general and administrative expenses	343.1	330.2
Depreciation and amortization	149.6	139.8
Total operating expenses	1,080.7	1,012.1
Operating income	236.9	304.6
Interest expense	(60.7)	(41.6)
Other income, net	15.9	1.8
Consolidated income before income taxes	192.1	264.8
Provision for income taxes	(52.7)	(63.4)
Consolidated net income	139.4	201.4
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.1)	(0.8)
Net income attributable to Equifax	$138.3	$200.6
Basic earnings per common share:
Net income attributable to Equifax	$1.13	$1.64
Weighted-average shares used in computing basic earnings per share	122.7	122.4
Diluted earnings per common share:
Net income attributable to Equifax	$1.12	$1.63
Weighted-average shares used in computing diluted earnings per share	123.8	123.3
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,
	2023	2022
(In millions, except per share amounts)
Operating revenue	$2,619.6	$2,680.0
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	1,168.4	1,095.5
Selling, general and administrative expenses	709.2	670.5
Depreciation and amortization	299.8	276.9
Total operating expenses	2,177.4	2,042.9
Operating income	442.2	637.1
Interest expense	(118.3)	(81.4)
Other income, net	20.4	12.9
Consolidated income before income taxes	344.3	568.6
Provision for income taxes	(91.4)	(144.4)
Consolidated net income	252.9	424.2
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(2.3)	(1.8)
Net income attributable to Equifax	$250.6	$422.4
Basic earnings per common share:
Net income attributable to Equifax	$2.04	$3.45
Weighted-average shares used in computing basic earnings per share	122.6	122.3
Diluted earnings per common share:
Net income attributable to Equifax	$2.03	$3.42
Weighted-average shares used in computing diluted earnings per share	123.7	123.4
Dividends per common share	$0.78	$0.78

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
	2023			2022
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$138.3	$1.1	$139.4	$200.6	$0.8	$201.4
Other comprehensive income (loss):
Foreign currency translation adjustment	15.2	(0.2)	15.0	(196.2)	0.1	(196.1)
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	—	—	—	(0.5)	—	(0.5)
Comprehensive income	$153.5	$0.9	$154.4	$3.9	$0.9	$4.8

	Six Months Ended June 30,
	2023			2022
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$250.6	$2.3	$252.9	$422.4	$1.8	$424.2
Other comprehensive income (loss):
Foreign currency translation adjustment	27.8	0.1	27.9	(118.2)	(0.2)	(118.4)
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	—	—	—	(0.8)	—	(0.8)
Comprehensive income	$278.4	$2.4	$280.8	$303.4	$1.6	$305.0

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except par values)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$164.1	$285.2
Trade accounts receivable, net of allowance for doubtful accounts of $17.0 and $19.1 at June 30, 2023 and December 31, 2022, respectively	935.9	857.7
Prepaid expenses	148.7	134.3
Other current assets	66.7	93.3
Total current assets	1,315.4	1,370.5
Property and equipment:
Capitalized internal-use software and system costs	2,350.9	2,139.1
Data processing equipment and furniture	284.2	281.4
Land, buildings and improvements	264.9	261.6
Total property and equipment	2,900.0	2,682.1
Less accumulated depreciation and amortization	(1,178.0)	(1,095.1)
Total property and equipment, net	1,722.0	1,587.0
Goodwill	6,401.2	6,383.9
Indefinite-lived intangible assets	94.9	94.8
Purchased intangible assets, net	1,699.1	1,818.5
Other assets, net	305.3	293.2
Total assets	$11,537.9	$11,547.9
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$169.1	$967.2
Accounts payable	148.3	250.8
Accrued expenses	271.1	229.0
Accrued salaries and bonuses	128.8	138.7
Deferred revenue	109.7	132.9
Other current liabilities	265.2	296.6
Total current liabilities	1,092.2	2,015.2
Long-term debt	5,503.0	4,820.1
Deferred income tax liabilities, net	460.5	460.3
Long-term pension and other postretirement benefit liabilities	97.4	100.4
Other long-term liabilities	176.5	178.6
Total liabilities	7,329.6	7,574.6
Commitments and Contingencies (see Note 6)
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at June 30, 2023 and December 31, 2022; Outstanding shares - 122.7 and 122.5 at June 30, 2023 and December 31, 2022, respectively	236.6	236.6
Paid-in capital	1,650.5	1,594.2
Retained earnings	5,410.5	5,256.0
Accumulated other comprehensive loss	(445.9)	(473.7)
Treasury stock, at cost, 66.0 shares and 66.2 shares at June 30, 2023 and December 31, 2022, respectively	(2,654.6)	(2,650.7)
Stock held by employee benefit trusts, at cost, 0.6 shares at June 30, 2023 and December 31, 2022	(5.9)	(5.9)
Total Equifax shareholders’ equity	4,191.2	3,956.5
Noncontrolling interests including redeemable noncontrolling interests	17.1	16.8
Total equity	4,208.3	3,973.3
Total liabilities and equity	$11,537.9	$11,547.9

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In millions)
Operating activities:
Consolidated net income	$252.9	$424.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	304.3	281.2
Stock-based compensation expense	52.2	36.7
Deferred income taxes	(5.6)	26.7
Gain on fair market value adjustment and gain on sale of equity investments	(13.6)	(2.4)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(75.3)	(170.5)
Other assets, current and long-term	(10.0)	(43.4)
Current and long term liabilities, excluding debt	(91.9)	(475.7)
Cash provided by operating activities	413.0	76.8
Investing activities:
Capital expenditures	(321.3)	(315.4)
Acquisitions, net of cash acquired	(4.3)	(111.4)
Cash received from divestitures	6.9	98.1
Cash used in investing activities	(318.7)	(328.7)
Financing activities:
Net short-term borrowings	(411.2)	386.7
Payments on long-term debt	(575.0)	—
Borrowings on long-term debt	872.9	—
Dividends paid to Equifax shareholders	(95.6)	(95.7)
Dividends paid to noncontrolling interests	(2.1)	(2.4)
Proceeds from exercise of stock options and employee stock purchase plan	16.5	8.7
Payment of taxes related to settlement of equity awards	(16.9)	(32.3)
Debt issuance costs	(5.8)	—
Cash (used in) provided by financing activities	(217.2)	265.0
Effect of foreign currency exchange rates on cash and cash equivalents	1.8	(14.2)
Decrease in cash and cash equivalents	(121.1)	(1.1)
Cash and cash equivalents, beginning of period	285.2	224.7
Cash and cash equivalents, end of period	$164.1	$223.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended June 30, 2023

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, March 31, 2023	122.6	$236.6	$1,631.1	$5,320.3	$(461.1)	$(2,657.0)	$(5.9)	$18.2	$4,082.2
Net income	—	—	—	138.3	—	—	—	1.1	139.4
Other comprehensive income (loss)	—	—	—	—	15.2	—	—	(0.2)	15.0
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.1	—	6.6	—	—	2.4	—	—	9.0
Cash dividends ($0.39 per share)	—	—	—	(48.1)	—	—	—	—	(48.1)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	12.6	—	—	—	—	—	12.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.0)	(2.0)
Balance, June 30, 2023	122.7	$236.6	$1,650.5	$5,410.5	$(445.9)	$(2,654.6)	$(5.9)	$17.1	$4,208.3

For the Three Months Ended June 30, 2022

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, March 31, 2022	122.3	$236.6	$1,548.8	$4,925.5	$(217.7)	$(2,653.2)	$(5.9)	$17.0	$3,851.1
Net income	—	—	—	200.6	—	—	—	0.8	201.4
Other comprehensive income (loss)	—	—	—	—	(196.7)	—	—	0.1	(196.6)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.1	—	(0.2)	—	—	0.6	—	—	0.4
Cash dividends ($0.39 per share)	—	—	—	(48.0)	—	—	—	—	(48.0)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	14.4	—	—	—	—	—	14.4
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Balance, June 30, 2022	122.4	$236.6	$1,563.2	$5,078.1	$(414.4)	$(2,652.6)	$(5.9)	$16.0	$3,821.0

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Six Months Ended June 30, 2023

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2022	122.5	$236.6	$1,594.2	$5,256.0	$(473.7)	$(2,650.7)	$(5.9)	$16.8	$3,973.3
Net income	—	—	—	250.6	—	—	—	2.3	252.9
Other comprehensive income	—	—	—	—	27.8	—	—	0.1	27.9
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	3.6	—	—	(3.9)	—	—	(0.3)
Cash dividends ($0.78 per share)	—	—	—	(96.1)	—	—	—	—	(96.1)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	—	0.5
Stock-based compensation expense	—	—	52.2	—	—	—	—	—	52.2
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.1)	(2.1)
Balance, June 30, 2023	122.7	$236.6	$1,650.5	$5,410.5	$(445.9)	$(2,654.6)	$(5.9)	$17.1	$4,208.3

For the Six Months Ended June 30, 2022

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2021	122.1	$236.6	$1,536.7	$4,751.6	$(295.4)	$(2,639.2)	$(5.9)	$16.8	$3,601.2
Net income	—	—	—	422.4	—	—	—	1.8	424.2
Other comprehensive loss	—	—	—	—	(119.0)	—	—	(0.2)	(119.2)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	(10.4)	—	—	(13.4)	—	—	(23.8)
Cash dividends ($0.78 per share)	—	—	—	(95.9)	—	—	—	—	(95.9)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	36.7	—	—	—	—	—	36.7
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.4)	(2.4)
Balance, June 30, 2022	122.4	$236.6	$1,563.2	$5,078.1	$(414.4)	$(2,652.6)	$(5.9)	$16.0	$3,821.0

Accumulated Other Comprehensive Loss consists of the following components:

	June 30, 2023	December 31, 2022
	(In millions)
Foreign currency translation	$(441.5)	$(469.3)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $1.1 and $1.2 at June 30, 2023 and December 31, 2022, respectively	(3.4)	(3.4)
Cash flow hedging transactions, net of accumulated tax of $0.6 at June 30, 2023 and December 31, 2022	(1.0)	(1.0)
Accumulated other comprehensive loss	$(445.9)	$(473.7)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal justice data and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of June 30, 2023, we operated in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil.

We develop, maintain and enhance secured proprietary information databases through the compilation of consumer specific data, including credit, income, employment, criminal justice data, asset, liquidity, net worth and spending activity, and business data, including credit and business demographics, that we obtain from a variety of sources, such as credit granting institutions, and income and tax information primarily from large to mid-sized companies in the U.S. We process this information utilizing our proprietary information management systems. We also provide information, technology and services to support debt collections and recovery management.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Weighted-average shares outstanding (basic)	122.7	122.4	122.6	122.3
Effect of dilutive securities:
Stock options and restricted stock units	1.1	0.9	1.1	1.1
Weighted-average shares outstanding (diluted)	123.8	123.3	123.7	123.4

For the three and six months ended June 30, 2023 and 2022, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of June 30, 2023 and December 31, 2022, the fair value of our long-term debt, including the current portion, was $5.2 billion and $4.8 billion compared to its carrying value of $5.6 billion and $5.3 billion, respectively.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed one acquisition during the six months ended June 30, 2023 and multiple acquisitions during the year ended December 31, 2022. The values of net assets acquired were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of definite-lived intangible assets acquired in these acquisitions were estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost and are due in less than a year. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Allowance for doubtful accounts, beginning of period	$20.1	$14.9	$19.1	$13.9
Current period bad debt expense	1.7	1.8	5.2	3.0
Write-offs, net of recoveries	(4.8)	(1.1)	(7.3)	(1.3)
Allowance for doubtful accounts, end of period	$17.0	$15.6	$17.0	$15.6

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily include amounts receivable related to vendor rebates and from tax authorities. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2023, these assets were $25.7 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent our investments in unconsolidated affiliates, the Company’s operating lease right-of-use assets, employee benefit trust assets, assets related to life insurance policies covering certain officers of the Company and long-term deferred tax assets.

Equity Investment. We record our equity investment in Brazil within Other Assets at fair value, using observable Level 1 inputs. The carrying value of the investment has been adjusted to $87.7 million as of June 30, 2023 based on quoted market prices, resulting in an unrealized gain of $4.3 million and $7.2 million for the three and six months ended June 30, 2023.

The carrying value of the investment was $54.1 million as of June 30, 2022, resulting in an unrealized loss of $34.2 million and $6.4 million for the three and six months ended June 30, 2022. All unrealized gains or losses on these investments were recorded in Other income, net within the Consolidated Statements of Income.

During the quarter ended June 30, 2023, we sold our interest in an equity investment. The overall sale proceeds exceeded the total carrying value of the investments, and we have recorded a gain of $6.2 million in Other income, net within the Consolidated Statements of Income. During the quarter ended June 30, 2022, we sold our interest in two equity investments. The overall sale proceeds exceeded the total carrying value of the investments, and we recorded a gain of $27.5 million in Other income, net within the Consolidated Statements of Income.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as interest expense, income taxes, accrued employee benefits, and insurance expense. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2023, these funds were $25.7 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Change in Accounting Principle. In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The update provides clarifying guidance to reduce diversity in practice stating that contract assets, contract liabilities and deferred revenue acquired in business combinations should be measured in accordance with Accounting Standards Topic 606, rather than the fair value principles of Accounting Standards Topic 805. ASU 2021-08 is effective for all public business entities for annual periods beginning after December 15, 2022. This guidance must be applied on a prospective basis. As of January 1, 2023, we have adopted this standard as it relates to our current year business combinations. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2023	2022	$	%	2023	2022	$	%
	(In millions)				(In millions)
Verification Services	$474.0	$504.5	$(30.5)	(6)%	$929.8	1,017.8	$(88.0)	(9)%
Employer Services	108.8	104.7	4.1	4%	249.3	240.3	9.0	4%
Total Workforce Solutions	582.8	609.2	(26.4)	(4)%	1,179.1	1,258.1	(79.0)	(6)%
Online Information Solutions	358.6	329.2	29.4	9%	699.6	673.0	26.6	4%
Mortgage Solutions	30.3	36.8	(6.5)	(18)%	63.5	80.3	(16.8)	(21)%
Financial Marketing Services	56.1	55.4	0.7	1%	103.6	101.1	2.5	2%
Total U.S. Information Solutions	445.0	421.4	23.6	6%	866.7	854.4	12.3	1%
Asia Pacific	87.7	90.1	(2.4)	(3)%	177.6	176.6	1.0	1%
Europe	78.7	79.8	(1.1)	(1)%	154.4	165.6	(11.2)	(7)%
Canada	66.5	64.0	2.5	4%	129.6	125.7	3.9	3%
Latin America	56.9	52.2	4.7	9%	112.2	99.6	12.6	13%
Total International	289.8	286.1	3.7	1%	573.8	567.5	6.3	1%
Total operating revenue	$1,317.6	$1,316.7	$0.9	—%	$2,619.6	$2,680.0	$(60.4)	(2)%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of June 30, 2023, inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$26.4
1 to 3 years	31.0
3 to 5 years	15.2
Thereafter	23.5
Total remaining performance obligation	$96.1

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

Changes in the amount of goodwill for the six months ended June 30, 2023, are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total

Balance, December 31, 2022	$2,520.8	$2,004.8	$1,858.3	$6,383.9
Acquisitions	—	—	4.4	4.4
Adjustments to initial purchase price allocation	(0.1)	2.2	0.3	2.4
Foreign currency translation	0.1	—	10.4	10.5
Balance, June 30, 2023	$2,520.8	$2,007.0	$1,873.4	$6,401.2

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30, at which point the estimated fair value of our indefinite-lived intangibles exceeded the carrying value. Our indefinite-lived intangible asset carrying amounts did not change materially during the six months ended June 30, 2023.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of consumer and commercial data files acquired through our acquisitions of various companies, including a fraud and identity solutions provider and independent credit reporting agencies in the U.S., Australia, Dominican Republic and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2022 Form 10-K.

Purchased intangible assets at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,088.0	$(562.9)	$525.1	$1,090.0	$(527.8)	$562.2
Customer relationships	878.2	(442.9)	435.3	874.6	(407.4)	467.2
Proprietary database	706.3	(143.3)	563.0	705.9	(115.0)	590.9
Acquired software and technology	222.7	(57.4)	165.3	225.4	(42.6)	182.8
Trade names and other intangible assets	22.4	(19.0)	3.4	26.7	(19.6)	7.1
Non-compete agreements	14.5	(7.5)	7.0	14.5	(6.2)	8.3
Total definite-lived intangible assets	$2,932.1	$(1,233.0)	$1,699.1	$2,937.1	$(1,118.6)	$1,818.5

Amortization expense related to purchased intangible assets was $60.3 million and $57.9 million during the three months ended June 30, 2023 and 2022, respectively. Amortization expense related to purchased intangible assets was $121.0 million and $115.2 million during the six months ended June 30, 2023 and 2022, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at June 30, 2023 is as follows:

Years ending December 31,	Amount
(In millions)
2023	$119.6
2024	227.9
2025	223.1
2026	209.0
2027	196.2
Thereafter	723.3
$1,699.1

5. DEBT

Debt outstanding at June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
	(In millions)
Commercial paper	$156.0	$566.8
Notes, 3.95%, due June 2023	—	400.0
Notes, 2.6%, due December 2024	750.0	750.0
Notes, 2.6%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Term loan, due August 2026	700.0	700.0
Notes, 5.10%, due December 2027	750.0	750.0
Notes, 5.10%, due June 2028	700.0	—
Debentures, 6.9%, due July 2028	125.0	125.0
Notes, 3.1%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	1,000.0
Notes, 7.0%, due July 2037	250.0	250.0
Other	—	0.4
Total debt	5,706.0	5,817.2
Less short-term debt and current maturities	(169.1)	(967.2)
Less unamortized discounts and debt issuance costs	(33.9)	(29.9)
Total long-term debt, net	$5,503.0	$4,820.1

5.1% Senior Notes. In May 2023, we issued $700.0 million aggregate principal amount of 5.1% five-year Senior Notes due 2028 (the "2028 Notes") in an underwritten public offering. Interest on the 2028 Notes accrues at a rate of 5.1% per year and is payable semi-annually in arrears on June 1 and December 1 of each year. The net proceeds of the sale of the 2028 Notes were ultimately used to repay our then-outstanding $400.0 million 3.95% Senior Notes due June 2023 at maturity. The remaining proceeds were used to position us to fund the merger of Boa Vista Serviços S.A., a Brazilian consumer credit bureau and for general corporate purposes, including the repayment of borrowings under our commercial paper program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2028 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

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

Senior Credit Facilities.  In August 2021, we refinanced our existing unsecured revolving credit facility of $1.1 billion set to expire September 2023, and entered into a new $1.5 billion five-year unsecured revolving credit facility (the “Revolver”) and a new $700.0 million delayed draw term loan (“Term Loan”), collectively known as the “Senior Credit Facilities,” both of which mature in August 2026. In March 2023, we amended our Senior Credit Facilities agreement to adjust our debt covenant requirements and incorporate the Secured Overnight Financing Rate (SOFR) into our agreement, among other changes. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the Revolver. As of June 30, 2023, there were $156.0 million of outstanding commercial paper notes, $0.4 million of letters of credit outstanding, no outstanding borrowings under the Revolver and $700.0 million outstanding under the Term Loan. Availability under the Revolver was $1,343.6 million at June 30, 2023.

Commercial Paper Program.  In the third quarter of 2021, we increased the size of our commercial paper (“CP”) program from $1.1 billion to $1.5 billion, consistent with the increase in our Revolver. The $1.5 billion CP program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings may bear interest at either a variable or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At June 30, 2023, there were $156.0 million of outstanding CP notes. We have disclosed the net short-term borrowing activity for the quarter ended June 30, 2023 in the Consolidated Statements of Cash Flows. There are no CP borrowings or payments with a maturity date greater than 90 days and less than 365 days for the three months ended June 30, 2023.

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

On December 13, 2019, the court in Ontario granted certification of a nationwide class that includes all impacted Canadians as well as Canadians who had subscription products with Equifax between March 7, 2017 and July 30, 2017 who were not impacted by the incident. We appealed one of the claims on which a class was certified and on June 9, 2021, our appeal was granted by the Ontario Divisional Court. The plaintiff filed a notice of further appeal with the Ontario Court of Appeal, and on November 25, 2022, the Ontario Court of Appeal dismissed the plaintiff’s appeal and upheld the Divisional Court’s ruling in our favor. On January 24, 2023, the plaintiff appealed this decision to the Supreme Court of Canada, and on July 13, 2023, the Supreme Court of Canada dismissed the appeal. All remaining purported class actions are at preliminary stages or stayed.

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

Guarantees and General Indemnifications

We may issue standby letters of credit and performance and surety bonds in the normal course of business. The aggregate notional amounts of all performance and surety bonds and standby letters of credit was not material at June 30, 2023 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business was not material at June 30, 2023. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements.

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

7. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2019 with a few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $8.5 million.

Effective Tax Rate

Our effective income tax rate was 27.4% for the three months ended June 30, 2023, compared to 23.9% for the three months ended June 30, 2022. Our effective income tax rate was 26.6% for the six months ended June 30, 2023, compared to 25.4% for the six months ended June 30, 2022. Our effective tax rate was higher for the second quarter of 2023 as compared to 2022 due to a greater foreign income tax rate differential and less favorable discrete items. Our effective rate was higher for the six months ended June 30, 2023 as compared to 2022 due to a greater foreign income tax rate differential.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the six months ended June 30, 2023, are as follows:

	Foreign currency translation adjustment	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2022	$(469.3)	$(3.4)	$(1.0)	$(473.7)
Other comprehensive income	27.8	—	—	27.8
Balance, June 30, 2023	$(441.5)	$(3.4)	$(1.0)	$(445.9)

Changes in accumulated other comprehensive loss related to noncontrolling interests were not material as of June 30, 2023.

9. RESTRUCTURING CHARGES

In the second quarter of 2023, we recorded $17.5 million ($12.4 million, net of tax) of restructuring charges, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. In the fourth quarter of 2022, we recorded $24.0 million ($18.0 million, net of tax) of restructuring charges, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and primarily relate to a reduction in headcount. As of June 30, 2023, $0.9 million and $19.7 million of the second quarter 2023 and fourth quarter 2022 restructuring charges have been paid, respectively, with the remaining future payments expected to be completed later in 2023.

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

Operating revenue and operating income by operating segment during the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating revenue:	2023	2022	2023	2022
Workforce Solutions	$582.8	$609.2	$1,179.1	$1,258.1
U.S. Information Solutions	445.0	421.4	866.7	854.4
International	289.8	286.1	573.8	567.5
Total operating revenue	$1,317.6	$1,316.7	$2,619.6	$2,680.0

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Operating income:	2023	2022	2023	2022
Workforce Solutions	$244.6	$281.2	$493.4	$589.7
U.S. Information Solutions	102.8	112.0	181.4	233.5
International	34.4	32.4	67.0	69.4
General Corporate Expense	(144.9)	(121.0)	(299.6)	(255.5)
Total operating income	$236.9	$304.6	$442.2	$637.1

Total assets by operating segment at June 30, 2023 and December 31, 2022 are as follows:

	June 30,	December 31,
(In millions)	2023	2022
Total assets:
Workforce Solutions	$4,197.0	$4,156.5
U.S. Information Solutions	3,310.5	3,291.4
International	3,117.8	3,106.8
General Corporate	912.6	993.2
Total assets	$11,537.9	$11,547.9

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 1 of this Form 10-Q. This section discusses the results of our operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. All percentages have been calculated using unrounded amounts for each of the periods presented.

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

BUSINESS OVERVIEW

Equifax Inc. is a global data, analytics and technology company. We provide information solutions for businesses, governments and consumers and we provide human resources business process automation and outsourcing services for employers. We have a large and diversified group of clients, including financial institutions, corporations, government agencies and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, educational history, criminal justice data, healthcare professional licensure and sanctions, demographic and marketing data. We use advanced statistical techniques, machine learning and proprietary software tools to analyze available data to create customized insights, decision-making and process automation solutions and processing services for our clients. We are a leading provider of e-commerce fraud and charge back protection services in North America as well as information and solutions used in payroll-related and human resource management business process services in the U.S. For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions. Additionally, we also provide information, technology and services to support debt collections and recovery management

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the U.K., Spain and Portugal) and Latin America (Argentina, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland, Chile, Costa Rica and India. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil.

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

For 2023, we expect that U.S. economic activity, as measured by GDP, to grow but at a slower rate of growth than experienced in 2022. Our forecast assumes the U.S. mortgage market, as measured by originations, is expected to decline by about 37% in 2023 versus 2022. The U.S. mortgage market, particularly the mortgage refinance portion of the U.S. mortgage market, can be significantly impacted by U.S. interest rates which therefore impacts mortgage rates available to consumers. In the International markets in which we operate, in particular in Australia, the U.K. and Canada, our forecast also assumes economic activity, as measured by GDP, to grow in 2023 but at slower rates than in 2022.

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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, the Republic of Ireland, Spain, the U.K., Uruguay and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore and have an investment in a consumer and commercial credit information company in Brazil. Approximately 78% of our revenue was generated in the U.S. during the three months ended June 30, 2023 and 2022. Approximately 78% and 79% of our revenue was generated in the U.S. during the six months ended June 30, 2023 and 2022, respectively.

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

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and six months ended June 30, 2023 and 2022 were as follows:

	Key Performance Indicators
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except per share data)
Operating revenue	$1,317.6	$1,316.7	$2,619.6	$2,680.0
Operating revenue change	—%	7%	(2)%	9%
Operating income	$236.9	$304.6	$442.2	$637.1
Operating margin	18.0%	23.1%	16.9%	23.8%
Net income attributable to Equifax	$138.3	$200.6	$250.6	$422.4
Diluted earnings per share	$1.12	$1.63	$2.03	$3.42
Cash provided by operating activities	$262.1	$275.3	$413.0	$76.8
Capital expenditures*	$(149.9)	$(152.5)	$(302.9)	$(293.3)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•We did not repurchase any shares from public market transactions during the first six months of 2023 and 2022. At June 30, 2023, $520.2 million was available for future purchases of common stock under our share repurchase authorization.

•We paid out $95.6 million or $0.78 per share in dividends to our shareholders during the first six months of 2023.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Consolidated Financial Results

Operating Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2023	2022	$	%	2023	2022	$	%
	(In millions)				(In millions)
Workforce Solutions	$582.8	$609.2	$(26.4)	(4)%	$1,179.1	$1,258.1	$(79.0)	(6)%
U.S. Information Solutions	445.0	421.4	23.6	6%	866.7	854.4	12.3	1%
International	289.8	286.1	3.7	1%	573.8	567.5	6.3	1%
Consolidated operating revenue	$1,317.6	$1,316.7	$0.9	—%	$2,619.6	$2,680.0	$(60.4)	(2)%

Revenue increased by $0.9 million, or flat, and decreased by $60.4 million, or 2%, for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. Total revenue was negatively impacted by foreign exchange rates, which decreased revenue by $15.5 million, or 1%, and $38.9 million, or 1%, for the second quarter and first six months of 2023, compared to the same periods in 2022.
Revenue in the second quarter increased primarily due to growth in USIS, Employer Services, and International, partially offset by declines in Verification Services. Revenue in the first six months of 2023 decreased primarily due to declines in Verification Services, partially offset by growth in USIS, Employer Services, and International.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Expenses	2023	2022	$	%	2023	2022	$	%
	(In millions)				(In millions)
Consolidated cost of services	$588.0	$542.1	$45.9	8%	$1,168.4	$1,095.5	$72.9	7%
Consolidated selling, general and administrative expenses	343.1	330.2	12.9	4%	709.2	670.5	38.7	6%
Consolidated depreciation and amortization expense	149.6	139.8	9.8	7%	299.8	276.9	22.9	8%
Consolidated operating expenses	$1,080.7	$1,012.1	$68.6	7%	$2,177.4	$2,042.9	$134.5	7%

Cost of services increased $45.9 million and $72.9 million in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The increases for both periods were primarily due to higher royalty costs, people costs and production costs, which include third party cloud usage fees and software costs. The impact of changes in foreign exchange rates on costs of services led to a decrease of $6.1 million and $16.8 million in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022.

Selling, general and administrative expenses increased $12.9 million and $38.7 million for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The increases were primarily due to increases in people costs. The impact of changes in foreign currency exchange rates led to a decrease in selling, general and administrative expenses of $4.7 million and $11.1 million for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022.

Depreciation and amortization expense increased $9.8 million and $22.9 million for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The increases were due to the higher amortization of purchased intangible assets related to recent acquisitions and increased amortization of capitalized internal-use software and system costs from technology transformation capital spending incurred previously. The impact of changes in foreign currency exchange rates led to a decrease in depreciation and amortization expense of $1.1 million and $3.1 million for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022.

Operating Income and Operating Margin

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Consolidated Operating Income	2023	2022	$	%		2023	2022	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$1,317.6	$1,316.7	$0.9	—%		$2,619.6	$2,680.0	$(60.4)	(2)%
Consolidated operating expenses	1,080.7	1,012.1	68.6	7%		2,177.4	2,042.9	134.5	7%
Consolidated operating income	$236.9	$304.6	$(67.7)	(22)%		$442.2	$637.1	$(194.9)	(31)%
Consolidated operating margin	18.0%	23.1%		(5.1)	pts	16.9%	23.8%		(6.9)	pts

Total company operating margin decreased by 5.1 percentage points and 6.9 percentage points in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The margin decreases were due to the aforementioned increased operating expenses and amortization expenses during the periods as well as lower reported revenue during the six months ended June 30, 2023.

Interest Expense and Other Income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Interest Expense and Other Income, net	2023	2022	$	%	2023	2022	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(60.7)	$(41.6)	$(19.1)	46%	$(118.3)	$(81.4)	$(36.9)	45%
Consolidated other income, net	15.9	1.8	14.1	nm	20.4	12.9	7.5	58%
Average cost of debt	4.2%	2.9%			4.1%	2.9%
Total consolidated debt, net, at quarter end	$5,672.1	$5,685.2	$(13.1)	nm	$5,672.1	$5,685.2	$(13.1)	nm
nm - not meaningful

Interest expense increased by $19.1 million and $36.9 million in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The increase for the second quarter and first six months of 2023 was due to higher interest rates attributable to debt agreements entered into during 2022 and 2023.

Other income, net, increased by $14.1 million in the second quarter of 2023, as compared to the same period in 2022. Other income, net, increased by $7.5 million in the first six months of 2023, compared to the same period in 2022. The increase for the second quarter and first six months of 2023 was due to the fair value adjustment of our investment in Brazil and gain on sale of an equity investment during the second quarter of 2023.

Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Provision for Income Taxes	2023	2022	$	%	2023	2022	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$(52.7)	$(63.4)	$10.7	(17)%	$(91.4)	$(144.4)	$53.0	(37)%
Effective income tax rate	27.4%	23.9%			26.6%	25.4%

Our effective income tax rate was 27.4% for the three months ended June 30, 2023, compared to 23.9% for the three months ended June 30, 2022. Our effective income tax rate was 26.6% for the six months ended June 30, 2023, compared to 25.4% for the six months ended June 30, 2022. Our effective tax rate was higher for the second quarter of 2023 as compared to 2022 due to a greater foreign income tax rate differential and less favorable discrete items. Our effective rate was higher for the six months ended June 30, 2023 as compared to 2022 due to a greater foreign income tax rate differential.

Net Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Net Income	2023	2022	$	%	2023	2022	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$236.9	$304.6	$(67.7)	(22)%	$442.2	$637.1	$(194.9)	(31)%
Consolidated interest expense and other income (expense), net	(44.8)	(39.8)	(5.0)	13%	(97.9)	(68.5)	(29.4)	43%
Consolidated provision for income taxes	(52.7)	(63.4)	10.7	(17)%	(91.4)	(144.4)	53.0	(37)%
Consolidated net income	139.4	201.4	(62.0)	(31)%	252.9	424.2	(171.3)	(40)%
Net income attributable to noncontrolling interests	(1.1)	(0.8)	(0.3)	38%	(2.3)	(1.8)	(0.5)	28%
Net income attributable to Equifax	$138.3	$200.6	$(62.3)	(31)%	$250.6	$422.4	$(171.8)	(41)%
Diluted earnings per common share:
Net income attributable to Equifax	$1.12	$1.63	$(0.51)	(31)%	$2.03	$3.42	$(1.39)	(41)%
Weighted-average shares used in computing diluted earnings per share	123.8	123.3			123.7	123.4

Consolidated net income decreased by $62.0 million and $171.3 million for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The decreases were due to lower levels of operating income and higher interest expense in 2023.

Segment Financial Results

Workforce Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Workforce Solutions	2023	2022	$	%		2023	2022	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$474.0	$504.5	$(30.5)	(6)%		$929.8	$1,017.8	$(88.0)	(9)%
Employer Services	108.8	104.7	4.1	4%		249.3	240.3	9.0	4%
Total operating revenue	$582.8	$609.2	$(26.4)	(4)%		$1,179.1	$1,258.1	$(79.0)	(6)%
% of consolidated revenue	44%	46%				45%	47%
Total operating income	$244.6	$281.2	$(36.6)	(13)%		$493.4	$589.7	$(96.3)	(16)%
Operating margin	42.0%	46.2%		(4.2)	pts	41.8%	46.9%		(5.1)	pts

Workforce Solutions revenue decreased by 4% and 6% in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The decreases for both periods were due to a decline in Verification Services, partially offset by growth in Employer Services.

Verification Services

Revenue decreased by 6% and 9% for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The decrease in revenue for both periods was due to declines in mortgage and consumer finance verticals, offset by an increase in revenue within the government vertical. The second quarter was also impacted by a decrease within the talent solutions vertical.

Employer Services

Revenue increased by 4% in the second quarter and first six months of 2023, compared to the same periods in 2022. The increase in revenue for both periods was due to revenue from recently acquired companies and an increase in I-9 revenue, partially offset with lower employee services and unemployment claims revenue.

Workforce Solutions Operating Margin

Operating margin decreased to 42.0% for the second quarter of 2023 from 46.2% for the second quarter of 2022, and to 41.8% for the first six months of 2023 from 46.9% for the first six months of 2022. The decreased margin for both periods is due the decline in revenue and increased royalty costs, people costs and production costs and increased purchased intangible asset amortization.

USIS

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
U.S. Information Solutions	2023	2022	$	%		2023	2022	$		%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$358.6	$329.2	$29.4	9%		$699.6	$673.0	$26.6		4%
Mortgage Solutions	30.3	36.8	(6.5)	(18)%		63.5	80.3	(16.8)		(21)%
Financial Marketing Services	56.1	55.4	0.7	1%		103.6	101.1	2.5		2%
Total operating revenue	$445.0	$421.4	$23.6	6%		$866.7	$854.4	$12.3		1%
% of consolidated revenue	34%	32%				33%	32%
Total operating income	$102.8	$112.0	$(9.2)	(8)%		$181.4	$233.5	$(52.1)		(22)%
Operating margin	23.1%	26.6%		(3.5)	pts	20.9%	27.3%		(6.4)	pts

USIS revenue increased by 6% and 1% for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The increase in the second quarter was due to growth in online non-mortgage revenue and revenue from acquisitions. Mortgage revenue in the second quarter declined slightly, as growth in online mortgage was offset by declines in mortgage solutions. The increase in the first six months was due to growth in online non-mortgage revenue and revenue from acquisitions, partially offset by declines in both online mortgage and mortgage solutions. The decline in mortgage revenue is due to continued declines in mortgage inquiry volumes during both periods of 2023.

Online Information Solutions

Revenue increased by 9% and 4% for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The increases for both periods were driven by continued growth of non-mortgage online services, commercial risk and revenue from acquisitions. During the second quarter of 2023, online mortgage contributed to an increase in revenue, while there was an overall decline in online mortgage revenue across the first six months of 2023 due to a larger decline in the first quarter of 2023.

Mortgage Solutions

Revenue decreased by 18% and 21% in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The decreases in both periods were due to declining mortgage inquiry volumes, as compared to the prior year.

Financial Marketing Services

Revenue increased by 1% and 2% for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The increases for the second quarter and first six months were driven by growth in risk and data services partially offset by declines in marketing services.

USIS Operating Margin

USIS operating margin decreased to 23.1% for the second quarter of 2023 from 26.6% for the second quarter of 2022 and to 20.9% for the first six months of 2023 from 27.3% for the first six months of 2022. The margin decrease for both periods was due to an increase in operating expenses and depreciation expense related to increased capitalized software development spending and cloud production costs, as well as incentives.

International

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
International	2023	2022	$		%	2023	2022	$		%
	(In millions)					(In millions)
Operating revenue:
Asia Pacific	$87.7	$90.1	$(2.4)		(3)%	$177.6	$176.6	$1.0		1%
Europe	78.7	79.8	(1.1)		(1)%	154.4	165.6	(11.2)		(7)%
Canada	66.5	64.0	2.5		4%	129.6	125.7	3.9		3%
Latin America	56.9	52.2	4.7		9%	112.2	99.6	12.6		13%
Total operating revenue	$289.8	$286.1	$3.7		1%	$573.8	$567.5	$6.3		1%
% of consolidated revenue	22%	22%				22%	21%
Total operating income	$34.4	$32.4	$2.0		6%	$67.0	$69.4	$(2.4)		(3)%
Operating margin	11.9%	11.3%		0.6	pts	11.7%	12.2%		(0.5)	pts

International revenue increased by 1% in both the second quarter and the first six months of 2023, compared to the same periods in 2022. On a local currency basis, revenue increased by 7% and 8% in the second quarter and first six months of 2023, respectively, driven by growth in our credit reporting business across all geographies. This increase was partially offset by volume declines in our debt services business in Europe. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $15.5 million, or 6%, for the second quarter of 2023, and by $38.9 million, or 7%, for the first six months of 2023.

Asia Pacific

On a local currency basis, revenue increased by 4% and 7% for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The increases in both periods were driven by stronger volumes within commercial, fraud and direct to consumer businesses, offset by a decline in the human resources solutions business. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $5.7 million, or 7%, and $11.5 million, or 6%, for the second quarter and first six months of 2023, respectively. Reported revenue decreased by 3% and increased by 1% for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022.

Europe

On a local currency basis, revenue decreased by 2% and 3% for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The decreases in both periods were driven by lower debt placements within our debt services business, partially offset by stronger consumer volumes in our credit bureau agency businesses in Europe. Local currency fluctuations against the U.S. dollar positively impacted revenue by $0.2 million, or 1.0%, and negatively impacted revenue by $6.7 million, or 4%, for the second quarter and first six months of 2023, respectively. Reported revenue decreased by 1% and 7% for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022.

Canada

On a local currency basis, revenue increased by 8% in both the second quarter and first six months of 2023, compared to the same periods in 2022. The increases in both periods were driven by increases in consumer, stronger fraud volumes and commercial due to revenue from recently acquired companies. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.8 million, or 4%, and $6.2 million or 5%, for the second quarter and first six months of 2023, respectively. Reported revenue increased by 4% and 3% for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022.

Latin America

On a local currency basis, revenue increased by 23% and 27% for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The increases in both periods reflect local currency growth across most countries, primarily Argentina and Chile, related to stronger pricing, as well as growth due to revenue from a recently acquired company in the Dominican Republic, partially offset by a decline in Mexico. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $7.2 million, or 14%, and $14.6 million, or 14%, for the second quarter and first six months of 2023, respectively. Reported revenue increased by 9% and 13% for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022.

International Operating Margin

Operating margin increased to 11.9% for the second quarter of 2023 from 11.3% for the second quarter of 2022 and decreased to 11.7% for the first six months of 2023 from 12.2% for the first six months of 2022. The increased margin for the second quarter of 2023 is due to lower expenses related to discretionary items and people costs. The decreased margin for the first six months of 2023 is mainly due to the decline in debt services revenue which outpaced the decline in operating expenses, partially offset by lower expenses related to discretionary items and people costs.

General Corporate Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
General Corporate Expense	2023	2022	$	%	2023	2022	$	%
	(In millions)				(In millions)
General corporate expense	$144.9	$121.0	$23.9	20%	$299.6	$255.5	$44.1	17%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, security, data and analytics, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense increased by $23.9 million and $44.1 million for the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The increase was due to increased people costs, primarily due to restructuring charges and incentive plans.

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

Funds generated by operating activities, our Revolver and related CP program, more fully described below, are our most significant sources of liquidity. At June 30, 2023, we had $164.1 million in cash balances, as well as $1,343.6 million available to borrow under our Revolver.

Sources and Uses of Cash

We believe that our existing cash balance, liquidity available from our CP and Revolver, cash generated from ongoing operations and continued access to public or private debt markets will be sufficient to satisfy cash requirements over the next 12 months and beyond. While there was no significant change in our cash requirements as of June 30, 2023 compared to December 31, 2022, we have utilized existing CP and Revolver capacity, together with cash from operating activities, to meet our current obligations. During the first quarter of 2023, we borrowed $175.0 million on our Revolver to pay down CP. We subsequently repaid the Revolver in full during the second quarter of 2023.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of June 30, 2023, we held $148.2 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2023	2022	2023 vs. 2022
	(In millions)
Operating activities	$413.0	$76.8	$336.2
Investing activities	$(318.7)	$(328.7)	$10.0
Financing activities	$(217.2)	$265.0	$(482.2)

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2023 increased by $336.2 million compared to the prior year period primarily due to the $345.0 million consumer class action settlement payment that was made in January 2022 related to the U.S. Consumer MDL Litigation settlement that became effective on January 11, 2022 that did not recur in 2023.

Investing Activities

Capital Expenditures

	Six Months Ended June 30,		Change
Net cash used in:	2023	2022	2023 vs. 2022
	(In millions)
Capital expenditures*	$(321.3)	$(315.4)	$(5.9)
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

Capital expenditures paid in the first six months of 2023 increased by $5.9 million from the same period in 2022 due to our continued investment in enhanced technology applications and cloud infrastructure as part of our technology transformation.

Acquisitions, Divestitures and Investments

	Six Months Ended June 30,		Change
Net cash (used in) provided by:	2023	2022	2023 vs. 2022
	(In millions)
Acquisitions, net of cash acquired	$(4.3)	$(111.4)	$107.1
Cash received from divestitures	$6.9	$98.1	$(91.2)

During the first six months of 2023, we acquired a Canadian company within our International segment and completed the sale of an equity investment. During the first six months of 2022, we acquired Efficient Hire within our Workforce Solutions segment and Data Crédito within our International segment. During the first six months of 2022, we reported $98.1 million of cash inflows from investing activities associated with cash received from the sale of multiple equity investments.

Financing Activities

Borrowings and Credit Facility Availability

	Six Months Ended June 30,		Change
Net cash (used in) provided by:	2023	2022	2023 vs. 2022
	(In millions)
Net short-term borrowings	$(411.2)	$386.7	$(797.9)
Payments on long-term debt	$(575.0)	$—	$(575.0)
Borrowings on long-term debt	$872.9	$—	$872.9

Credit Facilities Availability

In August 2021, we refinanced our existing unsecured revolving credit facility of $1.1 billion that was set to expire in September 2023, and entered into a new $1.5 billion five-year unsecured Revolver as well as a new $700.0 million delayed draw Term Loan (collectively, the “Senior Credit Facilities”), both of which mature in August 2026. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the Revolver.

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

As of June 30, 2023, there were $0.4 million of letters of credit outstanding, no outstanding borrowings under the Revolver, $700.0 million outstanding under the Term Loan and $156.0 million of outstanding CP notes. Availability under the Revolver was $1,343.6 million at June 30, 2023.

At June 30, 2023, 85% of our debt was fixed-rate debt and 15% was variable debt. Our variable-rate debt consists of our outstanding term loan and CP. The interest rates reset periodically, depending on the terms of the respective financing agreements. At June 30, 2023, the interest rate on our variable-rate debt ranged from 5.25% to 6.45%.

Borrowing and Repayment Activity

We primarily borrow under our CP program and Revolver as needed and as availability allows.

Net short-term borrowings primarily represent net borrowings or repayments of outstanding amounts under our CP program.

Borrowings on long-term debt represent $175.0 million of borrowings on our Revolver during the first quarter of 2023 and the issuance of $700.0 million of 5.1% Senior Notes in the second quarter of 2023. Repayments on long-term debt represent $175.0 million of repayments on our Revolver and repayment of our $400.0 million 3.95% Senior Notes during the second quarter of 2023.

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

In August 2021, we entered into the Senior Credit Facilities in anticipation of the Appriss Insights acquisition. In March 2023, we amended the Senior Credit Facilities, resulting in a modification of our required maximum leverage ratio, among other changes. As amended, the Senior Credit Facilities require a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA, of (i) 4.25 to 1.0 commencing with the fourth quarter of 2022 through the fourth quarter of 2023 and (ii) 3.75 to 1.0 commencing with the first quarter of 2024 and for each fiscal quarter ending thereafter through the remaining term of the Senior Credit Facilities. We may also elect to increase the maximum leverage ratio by 0.5 to 1.0 (subject to a maximum leverage ratio of 4.75 to 1.0) in connection with certain material acquisitions if we satisfy certain requirements. The Senior Credit Facilities also permit cash in excess of $175 million to be netted against debt in the calculation of the leverage ratio, subject to certain restrictions.

As of June 30, 2023, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of the outstanding debt; however, our 2.6% senior notes due 2024, 2.6% senior notes due 2025, 3.25% senior notes due 2026, 5.1% senior notes due 2027, 5.1% senior notes due 2028, 3.1% senior notes due 2030, 2.35% senior notes due 2031 and 7.0% senior notes due 2037 (collectively, the “Senior Notes”) contain change in control provisions. If the Company experiences a change of control or publicly announces the Company’s intention to effect a change of control and the rating on the Senior Notes is lowered by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) below an investment grade rating within 60 days of such change of control or notice thereof, then the Company will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2022 Form 10-K.

Equity Transactions

	Six Months Ended June 30,		Change
Net cash (used in) provided by:	2023	2022	2023 vs. 2022
	(In millions)
Dividends paid to Equifax shareholders	$(95.6)	$(95.7)	$0.1
Dividends paid to noncontrolling interests	$(2.1)	$(2.4)	$0.3
Proceeds from exercise of stock options and employee stock purchase plan	$16.5	$8.7	$7.8
Payment of taxes related to settlement of equity awards	$(16.9)	$(32.3)	$15.4

Sources and uses of cash related to equity during the six months ended June 30, 2023 and 2022 were as follows:

-    During the first six months of 2023 and 2022, we did not repurchase any shares of our common stock on the open market.

-    We maintained our quarterly dividend of $0.39 per share in the second quarter of 2023. We paid cash dividends to Equifax shareholders of $95.6 million and $95.7 million, or $0.78 per share, during the six months ended June 30, 2023 and 2022, respectively.

-    We received cash of $16.5 million and $8.7 million during the first six months of 2023 and 2022, respectively, from the exercise of stock options and the employee stock purchase plan.

At June 30, 2023, the Company had $520.2 million remaining for stock repurchases under the existing authorization from the board of directors.

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

Foreign Currency

Argentina experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as a highly inflationary economy which resulted in the recognition of a $0.1 million foreign currency loss and a $0.1 million foreign currency gain that was recorded in other income, net in our Consolidated Statements of Income during the three months ended June 30, 2023 and 2022 respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2022 Form 10-K. There were no material changes to our market risk exposure during the three and six months ended June 30, 2023.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Remaining Matters Related to 2017 Cybersecurity Incident

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

On December 13, 2019, the court in Ontario granted certification of a nationwide class that includes all impacted Canadians as well as Canadians who had subscription products with Equifax between March 7, 2017 and July 30, 2017 who were not impacted by the incident. We appealed one of the claims on which a class was certified and on June 9, 2021, our appeal was granted by the Ontario Divisional Court. The plaintiff filed a notice of further appeal with the Ontario Court of Appeal, and on November 25, 2022, the Ontario Court of Appeal dismissed the plaintiff’s appeal and upheld the Divisional Court’s ruling in our favor. On January 24, 2023, the plaintiff appealed this decision to the Supreme Court of Canada, and on July 13, 2023, the Supreme Court of Canada dismissed the appeal. All remaining purported class actions are at preliminary stages or stayed.

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

In July 2023, we received a CID from the CFPB as part of its investigation into data accuracy and dispute handling at our Workforce Solutions business unit in order to determine whether we have followed the FCRA's requirements. The CID requests the production of documents and answers to written questions. We are cooperating with the CFPB in its investigation and are in discussions with the CFPB regarding our response to the CID.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2023:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
April 1 - April 30, 2023	3,100	$—	—	$520,168,924
May 1 - May 31, 2023	1,640	$—	—	$520,168,924
June 1 - June 30, 2023	347	$—	—	$520,168,924
Total	5,087	—	—	$520,168,924

(1)The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 3,100 shares for the month of April 2023, 1,640 shares for the month of May 2023, and 347 shares for the month of June 2023.

(2)Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions). For the quarter ended June 30, 2023 we did not repurchase any shares of our common stock under our share repurchase program.

(3)At June 30, 2023, the amount authorized for future share repurchases under the share repurchase program was $520.2 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans of Directors and Executive Officers

The following table describes any contracts, instructions or written plans for the sale or purchase of Equifax securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the second quarter of 2023:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Bryson R. Koehler, Executive Vice President, Chief Technology, Product and D&A Officer	5/15/23	11/20/23	Sale of up to 11,000 shares of common stock in multiple transactions

(1) A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.

During the second quarter of 2023, none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.  EXHIBITS

Exhibit No.	Description
4.1
Eleventh Supplemental Indenture, dated as of May 16, 2023, between Equifax Inc. and the Trustee, including the form of Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed May 16, 2023).

10.1	Equifax Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Annex C to Equifax's definitive proxy statement filed March 23, 2023).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date:	July 25, 2023	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	July 25, 2023		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer
and Chief Operations Officer
(Principal Financial Officer)

Date:	July 25, 2023		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)