Form 10-Q
period 2023-09-30
EQUIFAX INC
filed 2023-10-23
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

On October 6, 2023, there were 123,216,776 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2023

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2023	2022
(In millions, except per share amounts)
Operating revenue	$1,319.1	$1,244.3
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	585.2	542.5
Selling, general and administrative expenses	333.1	318.0
Depreciation and amortization	154.4	140.9
Total operating expenses	1,072.7	1,001.4
Operating income	246.4	242.9
Interest expense	(62.8)	(47.1)
Other income, net	7.1	23.9
Consolidated income before income taxes	190.7	219.7
Provision for income taxes	(26.4)	(52.8)
Consolidated net income	164.3	166.9
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(2.1)	(1.2)
Net income attributable to Equifax	$162.2	$165.7
Basic earnings per common share:
Net income attributable to Equifax	$1.32	$1.35
Weighted-average shares used in computing basic earnings per share	123.0	122.4
Diluted earnings per common share:
Net income attributable to Equifax	$1.31	$1.34
Weighted-average shares used in computing diluted earnings per share	123.9	123.3
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
(In millions, except per share amounts)
Operating revenue	$3,938.7	$3,924.3
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	1,753.5	1,638.0
Selling, general and administrative expenses	1,042.3	988.5
Depreciation and amortization	454.4	417.8
Total operating expenses	3,250.2	3,044.3
Operating income	688.5	880.0
Interest expense	(181.1)	(128.5)
Other income, net	27.7	36.8
Consolidated income before income taxes	535.1	788.3
Provision for income taxes	(117.9)	(197.2)
Consolidated net income	417.2	591.1
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(4.3)	(3.1)
Net income attributable to Equifax	$412.9	$588.0
Basic earnings per common share:
Net income attributable to Equifax	$3.36	$4.81
Weighted-average shares used in computing basic earnings per share	122.7	122.3
Diluted earnings per common share:
Net income attributable to Equifax	$3.34	$4.77
Weighted-average shares used in computing diluted earnings per share	123.6	123.3
Dividends per common share	$1.17	$1.17

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,
	2023			2022
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$162.2	$2.1	$164.3	$165.7	$1.2	$166.9
Other comprehensive loss:
Foreign currency translation adjustment	(118.0)	(2.6)	(120.6)	(181.1)	(0.5)	(181.6)
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	—	—	—	(0.7)	—	(0.7)
Comprehensive income (loss)	$44.2	$(0.5)	$43.7	$(16.1)	$0.7	$(15.4)

	Nine Months Ended September 30,
	2023			2022
	Equifax Shareholders	Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests	Total
	(In millions)
Net income	$412.9	$4.3	$417.2	$588.0	$3.1	$591.1
Other comprehensive loss:
Foreign currency translation adjustment	(90.2)	(2.5)	(92.7)	(299.3)	(0.8)	(300.1)
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	—	—	—	(1.5)	—	(1.5)
Comprehensive income	$322.7	$1.8	$324.5	$287.2	$2.3	$289.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except par values)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$412.6	$285.2
Trade accounts receivable, net of allowance for doubtful accounts of $18.3 and $19.1 at September 30, 2023 and December 31, 2022, respectively	967.9	857.7
Prepaid expenses	142.0	134.3
Other current assets	74.9	93.3
Total current assets	1,597.4	1,370.5
Property and equipment:
Capitalized internal-use software and system costs	2,428.2	2,139.1
Data processing equipment and furniture	286.3	281.4
Land, buildings and improvements	267.1	261.6
Total property and equipment	2,981.6	2,682.1
Less accumulated depreciation and amortization	(1,218.0)	(1,095.1)
Total property and equipment, net	1,763.6	1,587.0
Goodwill	6,730.8	6,383.9
Indefinite-lived intangible assets	95.1	94.8
Purchased intangible assets, net	1,903.9	1,818.5
Other assets, net	258.1	293.2
Total assets	$12,348.9	$11,547.9
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$501.0	$967.2
Accounts payable	190.7	250.8
Accrued expenses	267.1	229.0
Accrued salaries and bonuses	173.7	138.7
Deferred revenue	115.2	132.9
Other current liabilities	334.1	296.6
Total current liabilities	1,581.8	2,015.2
Long-term debt	5,500.4	4,820.1
Deferred income tax liabilities, net	468.8	460.3
Long-term pension and other postretirement benefit liabilities	97.7	100.4
Other long-term liabilities	215.6	178.6
Total liabilities	7,864.3	7,574.6
Commitments and Contingencies (see Note 6)
Redeemable noncontrolling interests	175.5	—
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at September 30, 2023 and December 31, 2022; Outstanding shares - 123.2 and 122.5 at September 30, 2023 and December 31, 2022, respectively	236.6	236.6
Paid-in capital	1,736.6	1,594.2
Retained earnings	5,524.5	5,256.0
Accumulated other comprehensive loss	(563.9)	(473.7)
Treasury stock, at cost, 65.5 shares and 66.2 shares at September 30, 2023 and December 31, 2022, respectively	(2,634.6)	(2,650.7)
Stock held by employee benefit trusts, at cost, 0.6 shares at September 30, 2023 and December 31, 2022	(5.9)	(5.9)
Total Equifax shareholders’ equity	4,293.3	3,956.5
Noncontrolling interests	15.8	16.8
Total shareholders' equity	4,309.1	3,973.3
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$12,348.9	$11,547.9

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Operating activities:
Consolidated net income	$417.2	$591.1
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	461.0	424.1
Stock-based compensation expense	61.3	50.4
Deferred income taxes	(67.9)	47.9
Gain on fair market value adjustment and gain on sale of equity investments	(13.8)	(20.2)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(86.4)	(133.6)
Other assets, current and long-term	(16.0)	(32.0)
Current and long term liabilities, excluding debt	39.3	(496.0)
Cash provided by operating activities	794.7	431.7
Investing activities:
Capital expenditures	(455.6)	(468.4)
Acquisitions, net of cash acquired	(276.0)	(437.5)
Cash received from divestitures	6.9	98.8
Cash used in investing activities	(724.7)	(807.1)
Financing activities:
Net short-term borrowings	(83.6)	(162.1)
Payments on long-term debt	(575.0)	—
Borrowings on long-term debt	872.9	749.3
Dividends paid to Equifax shareholders	(143.7)	(143.3)
Dividends paid to noncontrolling interests	(2.8)	(2.5)
Proceeds from exercise of stock options and employee stock purchase plan	18.6	13.5
Payment of taxes related to settlement of equity awards	(16.9)	(33.0)
Debt issuance costs	(6.0)	(5.4)
Cash provided by financing activities	63.5	416.5
Effect of foreign currency exchange rates on cash and cash equivalents	(6.1)	(24.1)
Increase in cash and cash equivalents	127.4	17.0
Cash and cash equivalents, beginning of period	285.2	224.7
Cash and cash equivalents, end of period	$412.6	$241.7

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended September 30, 2023

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, June 30, 2023	122.7	$236.6	$1,650.5	$5,410.5	$(445.9)	$(2,654.6)	$(5.9)	$17.1	$4,208.3
Net income	—	—	—	162.2	—	—	—	2.1	164.3
Other comprehensive loss	—	—	—	—	(118.0)	—	—	(2.6)	(120.6)
Shares issued under stock and benefit plans, net of minimum tax withholdings	—	—	1.6	—	—	0.7	—	—	2.3
Cash dividends ($0.39 per share)	—	—	—	(48.2)	—	—	—	—	(48.2)
Dividends paid to employee benefits trusts	—	—	0.1	—	—	—	—	—	0.1
Stock-based compensation expense	—	—	9.1	—	—	—	—	—	9.1
Shares issued in acquisition of Boa Vista Serviços	0.5	—	75.3	—	—	19.3	—	—	94.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance, September 30, 2023	123.2	$236.6	$1,736.6	$5,524.5	$(563.9)	$(2,634.6)	$(5.9)	$15.8	$4,309.1

For the Three Months Ended September 30, 2022

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, June 30, 2022	122.4	$236.6	$1,563.2	$5,078.1	$(414.4)	$(2,652.6)	$(5.9)	$16.0	$3,821.0
Net income	—	—	—	165.7	—	—	—	1.2	166.9
Other comprehensive loss	—	—	—	—	(181.8)	—	—	(0.5)	(182.3)
Shares issued under stock and benefit plans, net of minimum tax withholdings	—	—	3.0	—	—	1.2	—	—	4.2
Cash dividends ($0.39 per share)	—	—	—	(48.0)	—	—	—	—	(48.0)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	13.7	—	—	—	—	—	13.7
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, September 30, 2022	122.4	$236.6	$1,580.1	$5,195.8	$(596.2)	$(2,651.4)	$(5.9)	$16.6	$3,775.6

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Nine Months Ended September 30, 2023

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2022	122.5	$236.6	$1,594.2	$5,256.0	$(473.7)	$(2,650.7)	$(5.9)	$16.8	$3,973.3
Net income	—	—	—	412.9	—	—	—	4.3	417.2
Other comprehensive loss	—	—	—	—	(90.2)	—	—	(2.5)	(92.7)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	5.1	—	—	(3.2)	—	—	1.9
Cash dividends ($1.17 per share)	—	—	—	(144.4)	—	—	—	—	(144.4)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation expense	—	—	61.3	—	—	—	—	—	61.3
Shares issued in acquisition of Boa Vista Serviços	0.5	—	75.3	—	—	19.3	—	—	94.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.8)	(2.8)
Balance, September 30, 2023	123.2	$236.6	$1,736.6	$5,524.5	$(563.9)	$(2,634.6)	$(5.9)	$15.8	$4,309.1

For the Nine Months Ended September 30, 2022

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2021	122.1	$236.6	$1,536.7	$4,751.6	$(295.4)	$(2,639.2)	$(5.9)	$16.8	$3,601.2
Net income	—	—	—	588.0	—	—	—	3.1	591.1
Other comprehensive loss	—	—	—	—	(300.8)	—	—	(0.8)	(301.6)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	(7.5)	—	—	(12.2)	—	—	(19.7)
Cash dividends ($1.17 per share)	—	—	—	(143.8)	—	—	—	—	(143.8)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	—	0.5
Stock-based compensation expense	—	—	50.4	—	—	—	—	—	50.4
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.5)	(2.5)
Balance, September 30, 2022	122.4	$236.6	$1,580.1	$5,195.8	$(596.2)	$(2,651.4)	$(5.9)	$16.6	$3,775.6

Accumulated Other Comprehensive Loss consists of the following components:

	September 30, 2023	December 31, 2022
	(In millions)
Foreign currency translation	$(559.5)	$(469.3)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $1.1 and $1.2 at September 30, 2023 and December 31, 2022, respectively	(3.4)	(3.4)
Cash flow hedging transactions, net of accumulated tax of $0.5 and $0.6 at September 30, 2023 and December 31, 2022, respectively	(1.0)	(1.0)
Accumulated other comprehensive loss	$(563.9)	$(473.7)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal justice data and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of September 30, 2023, we operated in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore. On August 7, 2023, we purchased the remaining interest in our equity investment in a consumer and commercial credit information company in Brazil.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Weighted-average shares outstanding (basic)	123.0	122.4	122.7	122.3
Effect of dilutive securities:
Stock options and restricted stock units	0.9	0.9	0.9	1.0
Weighted-average shares outstanding (diluted)	123.9	123.3	123.6	123.3

For the three and nine months ended September 30, 2023 and 2022, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of September 30, 2023 and December 31, 2022, the fair value of our long-term debt, including the current portion, was $5.1 billion and $4.8 billion compared to its carrying value of $5.6 billion and $5.3 billion, respectively.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We completed two acquisitions during the nine months ended September 30, 2023 and multiple acquisitions during the year ended December 31, 2022. The values of net assets acquired were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of definite-lived intangible assets acquired in these acquisitions were estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost and are due in less than a year. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Allowance for doubtful accounts, beginning of period	$17.0	$15.6	$19.1	$13.9
Current period bad debt expense	3.6	1.4	8.8	4.4
Write-offs, net of recoveries	(2.3)	(1.5)	(9.6)	(2.8)
Allowance for doubtful accounts, end of period	$18.3	$15.5	$18.3	$15.5

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily include amounts receivable related to vendor rebates and from tax authorities. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2023, these assets were $28.7 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent our investments in unconsolidated affiliates, the Company’s operating lease right-of-use assets, employee benefit trust assets, assets related to life insurance policies covering certain officers of the Company and long-term deferred tax assets.

Equity Investment. On August 7, 2023, we purchased the remaining interest of our equity investment in Boa Vista Serviços S.A. ("BVS"), a consumer and commercial credit information bureau in Brazil. Up until the date of acquisition, we recorded this equity investment within Other Assets at fair value, using observable Level 1 inputs. The carrying value of the investment was adjusted to $88.9 million as of the close date, August 7, 2023, based on quoted market prices, resulting in a loss of $0.2 million and a gain of $7.0 million for the three and nine months ended September 30, 2023, respectively. The carrying value of the investment was $58.0 million as of September 30, 2022, resulting in an unrealized gain of $5.7 million and unrealized loss of $0.7 million for the three and nine months ended September 30, 2022, respectively. All unrealized gains or losses on this investment were recorded in Other income, net within the Consolidated Statements of Income.

During the nine months ended September 30, 2023, in addition to the BVS activity mentioned above, we sold our interest in a separate equity investment. The overall sale proceeds exceeded the total carrying value of the investments, and we have recorded a gain of $6.2 million in Other income, net within the Consolidated Statements of Income. During the nine months ended September 30, 2022, we sold our interest in two other equity investments. The overall sale proceeds exceeded the total carrying value of the investments, and we recorded a total gain of $27.5 million in Other income, net within the Consolidated Statements of Income for the nine months ended September 30, 2022.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as interest expense, income taxes, accrued employee benefits, and insurance expense. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2023, these funds were $28.7 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

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

In August 2023, the FASB issued ASU No. 2023-05 "Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." The amendments in this update address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The update requires that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in this update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. This update will impact us if we enter into any joint venture agreements after January 1, 2025 and we will evaluate the impact accordingly.

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2023	2022	$	%	2023	2022	$	%
	(In millions)				(In millions)
Verification Services	$459.3	$454.5	$4.8	1%	$1,389.1	$1,472.4	$(83.3)	(6)%
Employer Services	117.9	104.4	13.5	13%	367.2	344.7	22.5	7%
Total Workforce Solutions	577.2	558.9	18.3	3%	1,756.3	1,817.1	(60.8)	(3)%
Online Information Solutions	348.2	314.4	33.8	11%	1,047.8	987.5	60.3	6%
Mortgage Solutions	27.3	32.1	(4.8)	(15)%	90.8	112.3	(21.5)	(19)%
Financial Marketing Services	50.5	50.9	(0.4)	(1)%	154.1	152.0	2.1	1%
Total U.S. Information Solutions	426.0	397.4	28.6	7%	1,292.7	1,251.8	40.9	3%
Asia Pacific	85.5	87.1	(1.6)	(2)%	263.1	263.7	(0.6)	—%
Europe	85.2	80.7	4.5	6%	239.6	246.3	(6.7)	(3)%
Canada	65.1	66.2	(1.1)	(2)%	194.7	191.8	2.9	2%
Latin America	80.1	54.0	26.1	48%	192.3	153.6	38.7	25%
Total International	315.9	288.0	27.9	10%	889.7	855.4	34.3	4%
Total operating revenue	$1,319.1	$1,244.3	$74.8	6%	$3,938.7	$3,924.3	$14.4	—%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of September 30, 2023, inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$25.7
1 to 3 years	28.9
3 to 5 years	14.3
Thereafter	21.8
Total remaining performance obligation	$90.7

3. ACQUISITIONS AND INVESTMENTS

2023 Acquisitions and Investments. In the first quarter of 2023, the Company acquired a company in Canada, within the International operating segment.

Acquisition of Boa Vista Serviços

On August 7, 2023, we acquired the remaining interest of our investment in Boa Vista Serviços S.A. ("BVS"), a consumer and commercial credit information company in Brazil, within the International operating segment for approximately $510 million in cash, 2,171,615 shares of Equifax do Brasil, and 479,725 shares of Equifax Inc. common stock (the "Acquisition"). We previously owned a 10% investment in BVS.

The following table summarizes the fair value of consideration exchanged to complete the acquisition of BVS:

Fair value of consideration	Amount
(In millions)
Cash transferred (1)	$509.7
Equifax do Brasil common shares issued (2)	176.4
Equifax Brazilian Depositary Receipts ("Equifax BDRs") issued (3)	94.6
Fair value of 10% investment	88.9
Total value of consideration	$869.6

(1) The cash transferred represents the actual cash transferred as part of the transaction. The cash portion of the consideration was funded primarily with borrowings under our commercial paper program.
(2) The fair value of the 2,171,615 Equifax do Brasil common shares issued was determined based on the offer price for the outstanding BVS shares.
(3) One Equifax BDR represents one share of Equifax Inc. common stock. The fair value of the 479,725 Equifax BDRs issued was determined based on the share price of Equifax Inc. as of August 7, 2023.

The Company accounted for this acquisition in accordance with ASC 805, Business Combinations, which requires the assets acquired and the liabilities assumed to be measured at fair value at the date of the acquisition. The purchase price allocation for the acquisition is not yet finalized and open areas relate to measurement of intangible assets, noncontrolling interest, income taxes, working capital and other reserves, as well as the assignment of goodwill recognized in the transaction. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

The preliminary valuation of acquired assets and assumed liabilities at the date of the acquisition, include the following:

Net assets acquired:	Amount
(In millions)
Cash and cash equivalents	$239.5
Trade accounts receivable and other current assets	36.2
Other assets, net	48.6
Purchased intangible assets (1)	241.9
Goodwill (2)	407.2
Total assets acquired	973.4
Total liabilities assumed	(103.8)
Net assets acquired	$869.6

(1) Purchased intangible assets are further disaggregated in the following table.
(2) The goodwill related to BVS is included in the Latin America reporting unit within our International reportable segment.

The goodwill recognized in connection with the transaction was due to expanded growth opportunities from expanding geographically into Brazil, and from the opportunity to create new or enhanced product offerings, as well as cost savings from improved technology and the elimination of duplicative activities that are not recognized as assets apart from goodwill.

Purchased intangible assets	Amount	Weighted-average useful life
	(In millions)	(In years)
Customer relationships	$172.4	10.0
Purchased data files	64.3	15.0
Trade names and other intangible assets	5.2	2.4
Total acquired definite-lived intangibles	$241.9	11.2

Redeemable Noncontrolling Interest
As part of the merger consideration issued to complete the acquisition of BVS, we issued shares of one of our subsidiaries, Equifax do Brasil, thus resulting in a noncontrolling interest. We recognized the noncontrolling interest at fair value at the date of acquisition. These shares were issued with specific rights allowing the holders to sell the shares back to Equifax, at fair value during specified future time periods starting at the fifth anniversary and only when certain conditions exist. Additionally, the shareholder agreements provide Equifax the right to buy the shares back at fair value at future dates beginning after the tenth anniversary of the acquisition, however Equifax is not required to execute this right at any point.

We determined the noncontrolling interest shareholder rights meet the requirements to be considered redeemable. Therefore we have classified the noncontrolling interest outside of permanent equity on our consolidated balance sheet.

Currently, the noncontrolling interest is not redeemable but it is probable that it will become redeemable in the future. Therefore we will recognize changes in the redemption value as of each balance sheet date.

2022 Acquisitions and Investments. In the first quarter of 2022, the Company acquired 100% of Efficient Hire, a provider of cloud recruiting, onboarding and human resources management solutions, within the Workforce Solutions operating segment, and Data Crédito, a consumer credit reporting agency in the Dominican Republic, within the International operating segment.

In the third quarter of 2022, the Company acquired 100% of LawLogix, a leading provider of cloud-based I-9 software and immigration case management software, within the Workforce Solutions operating segment, and Midigator, a provider of post-transaction fraud mitigation solutions, within the U.S. Information Solutions business segment.

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

Our annual goodwill impairment testing was completed during the third quarter of 2023. The estimated fair value for all reporting units exceeded the carrying value for those units as of September 30, 2023. As a result, no goodwill impairment was recorded.

Changes in the amount of goodwill for the nine months ended September 30, 2023, are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total

Balance, December 31, 2022	$2,520.8	$2,004.8	$1,858.3	$6,383.9
Acquisitions	—	—	410.4	410.4
Adjustments to initial purchase price allocation	(0.7)	1.4	0.3	1.0
Foreign currency translation	—	—	(64.5)	(64.5)
Balance, September 30, 2023	$2,520.1	$2,006.2	$2,204.5	$6,730.8

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of September 30. The estimated fair value of our indefinite-lived intangible assets exceeded the carrying value as of September 30, 2023. As a result, no impairment was recorded. Our indefinite-lived intangible asset carrying amounts did not change materially during the nine months ended September 30, 2023.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of consumer and commercial data files acquired through our acquisitions of various companies, including a fraud and identity solutions provider and independent credit reporting agencies in the U.S., Australia, Brazil, Dominican Republic and Canada. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2022 Form 10-K.

Purchased intangible assets at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,136.5	$(574.5)	$562.0	$1,090.0	$(527.8)	$562.2
Customer relationships	1,036.7	(455.2)	581.5	874.6	(407.4)	467.2
Proprietary database	706.3	(157.3)	549.0	705.9	(115.0)	590.9
Acquired software and technology	222.2	(66.1)	156.1	225.4	(42.6)	182.8
Trade names, non-compete agreements and other intangible assets	83.3	(28.0)	55.3	41.2	(25.8)	15.4
Total definite-lived intangible assets	$3,185.0	$(1,281.1)	$1,903.9	$2,937.1	$(1,118.6)	$1,818.5

Amortization expense related to purchased intangible assets was $64.4 million and $59.1 million during the three months ended September 30, 2023 and 2022, respectively. Amortization expense related to purchased intangible assets was $185.4 million and $174.4 million during the nine months ended September 30, 2023 and 2022, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at September 30, 2023 is as follows:

Years ending December 31,	Amount
(In millions)
2023	$66.0
2024	252.2
2025	247.4
2026	231.5
2027	218.7
Thereafter	888.1
$1,903.9

5. DEBT

Debt outstanding at September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
	(In millions)
Commercial paper	$483.5	$566.8
Notes, 3.95%, due June 2023	—	400.0
Notes, 2.6%, due December 2024	750.0	750.0
Notes, 2.6%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Term loan, due August 2026	700.0	700.0
Notes, 5.10%, due December 2027	750.0	750.0
Notes, 5.10%, due June 2028	700.0	—
Debentures, 6.9%, due July 2028	125.0	125.0
Notes, 3.1%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	1,000.0
Notes, 7.0%, due July 2037	250.0	250.0
Other	—	0.4
Total debt	6,033.5	5,817.2
Less short-term debt and current maturities	(501.0)	(967.2)
Less unamortized discounts and debt issuance costs	(32.1)	(29.9)
Total long-term debt, net	$5,500.4	$4,820.1

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

Senior Credit Facilities.  We have access to a $1.5 billion five-year unsecured revolving credit facility (the “Revolver”) and a $700.0 million delayed draw term loan (“Term Loan”), collectively known as the “Senior Credit Facilities,” both of which mature in August 2026. In March 2023, we amended our Senior Credit Facilities agreement to adjust our debt covenant requirements and incorporate the Secured Overnight Financing Rate (SOFR) into our agreement, among other changes. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the Revolver. As of September 30, 2023, there were $483.5 million of outstanding commercial paper notes, $0.4 million of letters of credit outstanding, no outstanding borrowings under the Revolver and $700.0 million outstanding under the Term Loan. Availability under the Revolver was $1,016.1 million at September 30, 2023.

Commercial Paper Program.  Our $1.5 billion commercial paper ("CP") program has been established through the private placement of commercial paper notes from time-to-time, in which borrowings may bear interest at either a variable or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At September 30, 2023, there were $483.5 million of outstanding CP notes. We have disclosed the net short-term borrowing activity for the nine months ended September 30, 2023 in the Consolidated Statements of Cash Flows. There are no CP borrowings or payments with a maturity date greater than 90 days and less than 365 days for the nine months ended months ended September 30, 2023.

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

FCA Investigation. The U.K.’s Financial Conduct Authority (“FCA”) opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017 in connection with the 2017 cybersecurity incident. We received a notice with the FCA's findings on October 13, 2023, and paid a penalty of $13.8 million to resolve the matter.

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

Guarantees and General Indemnifications

We may issue standby letters of credit and performance and surety bonds in the normal course of business. The aggregate notional amounts of all performance and surety bonds and standby letters of credit was not material at September 30, 2023 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees in the ordinary course of business was not material at September 30, 2023. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements.

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

7. INCOME TAXES

We are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2019 with a few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $8.4 million.

Effective Tax Rate

Our effective income tax rate was 13.9% for the three months ended September 30, 2023, compared to 24.0% for the three months ended September 30, 2022. Our effective income tax rate was 22.0% for the nine months ended September 30, 2023, compared to 25.0% for the nine months ended September 30, 2022. Our effective tax rate was lower for the third quarter and the first nine months of 2023 as compared to the same periods in 2022 due to the write off of a deferred tax liability related to our original investment in BVS which was no longer necessary given the acquisition of the company in the third quarter of 2023, partially offset by the tax impact of the penalty associated with resolution of the investigation of the 2017 cybersecurity incident by the U.K. FCA which is not tax deductible.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine months ended September 30, 2023, are as follows:

	Foreign currency translation adjustment	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2022	$(469.3)	$(3.4)	$(1.0)	$(473.7)
Other comprehensive loss	(90.2)	—	—	(90.2)
Balance, September 30, 2023	$(559.5)	$(3.4)	$(1.0)	$(563.9)

Changes in accumulated other comprehensive loss related to noncontrolling interests were not material as of September 30, 2023.

9. RESTRUCTURING CHARGES

In the second quarter of 2023, we recorded $17.5 million ($12.4 million, net of tax) of restructuring charges, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. In the third quarter of 2023, we recorded an adjustment of $2.3 million ($1.7 million, net of tax) to the restructuring charge recorded in the second quarter of 2023 as we refined our estimate of the costs associated with that charge. In the fourth quarter of 2022, we recorded $24.0 million ($18.0 million, net of tax) of restructuring charges, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and primarily relate to a reduction in headcount. As of September 30, 2023, $7.3 million of the second quarter 2023 and substantially all of the fourth quarter 2022 restructuring charges have been paid, with the remaining future payments expected to be completed in the fourth quarter of 2023.

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

A summary of segment products and services is as follows:

Workforce Solutions.  This segment provides services enabling customers to verify income, employment, educational history, criminal justice data, healthcare professional licensure and sanctions of people in the U.S., as well as providing our employer customers with services that assist them in complying with and automating certain payroll-related and human resource management processes throughout the entire cycle of the employment relationship, including unemployment cost management, employee screening, employee onboarding, tax credits and incentives, I-9 management and compliance, immigration case management, tax form management services and Affordable Care Act management services.

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

International.  We operate in the following regions: Asia Pacific, Europe, Canada, and Latin America. The International segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit and other marketing products and services. In Asia Pacific, Europe, Latin America and Canada, we also provide information, technology and services to support debt collections and recovery management. In Europe and Canada, we also provide credit monitoring products to resellers or directly to consumers.

Operating revenue and operating income by operating segment during the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating revenue:	2023	2022	2023	2022
Workforce Solutions	$577.2	$558.9	$1,756.3	$1,817.1
U.S. Information Solutions	426.0	397.4	1,292.7	1,251.8
International	315.9	288.0	889.7	855.4
Total operating revenue	$1,319.1	$1,244.3	$3,938.7	$3,924.3

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating income:	2023	2022	2023	2022
Workforce Solutions	$241.2	$231.0	$734.6	$820.6
U.S. Information Solutions	89.7	82.0	271.1	315.4
International	40.2	42.5	107.2	111.9
General Corporate Expense	(124.7)	(112.6)	(424.4)	(367.9)
Total operating income	$246.4	$242.9	$688.5	$880.0

Total assets by operating segment at September 30, 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
(In millions)	2023	2022
Total assets:
Workforce Solutions	$4,173.0	$4,156.5
U.S. Information Solutions	3,314.0	3,291.4
International	3,931.1	3,106.8
General Corporate	930.8	993.2
Total assets	$12,348.9	$11,547.9

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 1 of this Form 10-Q. This section discusses the results of our operations for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. All percentages have been calculated using unrounded amounts for each of the periods presented.

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

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the U.K., Spain and Portugal) and Latin America (Argentina, Brazil, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in the Republic of Ireland, Chile, Costa Rica and India. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore.

Recent Events and Company Outlook
As further described in our 2022 Form 10-K, we operate in the U.S., which represented 78% of our revenue in 2022. Our products and services span a wide variety of vertical markets including financial services, mortgage, talent solutions, federal, state and local governments, automotive, telecommunications, e-commerce and many others.
Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, small business commercial credit, marketing activity, identity and fraud, and employee hiring and onboarding activity. Demand is also enhanced by our initiatives to expand our products, capabilities and markets served.

For 2023, we expect that U.S. economic activity, as measured by GDP, to grow, but at a slower rate of growth than experienced in 2022. Our forecast assumes the U.S. mortgage market, as measured by credit inquiries, is expected to decline by about 34% in 2023 versus 2022. The U.S. mortgage market, particularly the mortgage refinance portion of the U.S. mortgage market, can be significantly impacted by U.S. interest rates which therefore impacts mortgage rates available to consumers. In the International markets in which we operate, in particular in Australia, the U.K. and Canada, our forecast also assumes economic activity, as measured by GDP, to grow in 2023 but at slower rates than in 2022.

Segment and Geographic Information
Segments.  The Workforce Solutions segment consists of the Verification Services and Employer Services business lines. Verification Services revenue is transaction-based and is derived primarily from employment and income verification, as well as criminal justice data. Employer Services revenue is derived from our provision of certain human resources business process outsourcing services that include both transaction and subscription based product offerings. These services include unemployment claims management, I-9 and onboarding services and other complementary employment-based transaction services.

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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom, or U.K., Uruguay and the United States of America, or U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia and Singapore. Approximately 76% and 77% of our revenue was generated in the U.S. during the three months ended September 30, 2023 and 2022, respectively. Approximately 77% and 78% of our revenue was generated in the U.S. during the nine months ended September 30, 2023 and 2022, respectively.

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

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Key Performance Indicators
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except per share data)
Operating revenue	$1,319.1	$1,244.3	$3,938.7	$3,924.3
Operating revenue change	6%	2%	—%	7%
Operating income	$246.4	$242.9	$688.5	$880.0
Operating margin	18.7%	19.5%	17.5%	22.4%
Net income attributable to Equifax	$162.2	$165.7	$412.9	$588.0
Diluted earnings per share	$1.31	$1.34	$3.34	$4.77
Cash provided by operating activities	$381.7	$354.9	$794.7	$431.7
Capital expenditures*	$(145.7)	$(160.9)	$(448.6)	$(454.2)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•We did not repurchase any shares from public market transactions during the first nine months of 2023 and 2022. At September 30, 2023, $520.2 million was available for future purchases of common stock under our share repurchase authorization.

•We paid out $143.7 million or $1.17 per share in dividends to our shareholders during the first nine months of 2023.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2023	2022	$	%	2023	2022	$	%
	(In millions)				(In millions)
Workforce Solutions	$577.2	$558.9	$18.3	3%	$1,756.3	$1,817.1	$(60.8)	(3)%
U.S. Information Solutions	426.0	397.4	28.6	7%	1,292.7	1,251.8	40.9	3%
International	315.9	288.0	27.9	10%	889.7	855.4	34.3	4%
Consolidated operating revenue	$1,319.1	$1,244.3	$74.8	6%	$3,938.7	$3,924.3	$14.4	—%

Revenue increased by $74.8 million, or 6%, and increased by $14.4 million, or remained flat, for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. Total revenue was negatively impacted by foreign exchange rates, which decreased revenue by $6.2 million, or 1%, and $45.1 million, or 1%, for the third quarter and first nine months of 2023, compared to the same periods in 2022.

Revenue in the third quarter increased due to growth in USIS, International, and Workforce Solutions. Revenue in the first nine months of 2023 increased primarily due to growth in USIS and International, partially offset by declines in Workforce Solutions.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Expenses	2023	2022	$	%	2023	2022	$	%
	(In millions)				(In millions)
Consolidated cost of services	$585.2	$542.5	$42.7	8%	$1,753.5	$1,638.0	$115.5	7%
Consolidated selling, general and administrative expenses	333.1	318.0	15.1	5%	1,042.3	988.5	53.8	5%
Consolidated depreciation and amortization expense	154.4	140.9	13.5	10%	454.4	417.8	36.6	9%
Consolidated operating expenses	$1,072.7	$1,001.4	$71.3	7%	$3,250.2	$3,044.3	$205.9	7%

Cost of services increased $42.7 million and $115.5 million in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The increases for both periods were primarily due to higher royalty costs, people costs and production costs, which include third party cloud usage fees and software costs. The impact of changes in foreign exchange rates on costs of services led to a decrease of $0.3 million and $17.1 million in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022.

Selling, general and administrative expenses increased $15.1 million and $53.8 million for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The increase in the third quarter was primarily due to an accrual for a penalty associated with resolution of the investigation of the 2017 cybersecurity incident by the U.K. FCA, which was partially offset by a decrease in people costs. The increase in the first nine months was primarily due to an accrual for a penalty associated with resolution of the investigation of the 2017 cybersecurity incident by the U.K. FCA, as well as higher incentive plans and severance costs. The impact of changes in foreign currency exchange rates led to a decrease in selling, general and administrative expenses of $2.5 million and $13.6 million for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022.

Depreciation and amortization expense increased $13.5 million and $36.6 million for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The increases were due to the increased amortization of capitalized internal-use software and system costs from technology transformation capital spending incurred previously, as well as higher amortization of purchased intangible assets related to recent acquisitions. The impact of changes in foreign currency exchange rates led to an increase in depreciation and amortization expense of $0.6 million for the third quarter of 2023 and a decrease in depreciation and amortization expense of $2.5 million for the first nine months of 2023, compared to the same periods in 2022.

Operating Income and Operating Margin

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Consolidated Operating Income	2023	2022	$	%		2023	2022	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$1,319.1	$1,244.3	$74.8	6%		$3,938.7	$3,924.3	$14.4	—%
Consolidated operating expenses	1,072.7	1,001.4	71.3	7%		3,250.2	3,044.3	205.9	7%
Consolidated operating income	$246.4	$242.9	$3.5	1%		$688.5	$880.0	$(191.5)	(22)%
Consolidated operating margin	18.7%	19.5%		(0.8)	pts	17.5%	22.4%		(4.9)	pts

Total company operating margin decreased by 0.8 percentage points and 4.9 percentage points in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The margin decreases were due to the aforementioned increased operating expenses and amortization expenses during the periods, partially offset by the higher reported revenue during the periods.

Interest Expense and Other Income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Interest Expense and Other Income, net	2023	2022	$	%	2023	2022	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(62.8)	$(47.1)	$(15.7)	33%	$(181.1)	$(128.5)	$(52.6)	41%
Consolidated other income, net	7.1	23.9	(16.8)	(70)%	27.7	36.8	(9.1)	(25)%
Average cost of debt	4.3%	3.2%			4.1%	3.0%
Total consolidated debt, net, at quarter end	$6,001.4	$5,882.1	$119.3	nm	$6,001.4	$5,882.1	$119.3	nm
nm - not meaningful

Interest expense increased by $15.7 million and $52.6 million in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The increase for the third quarter and first nine months of 2023 was due to higher interest rates attributable to debt agreements entered into during 2022 and 2023, as well as higher debt balances in 2023 when compared to the same periods of 2022 due to the issuance of 5.1% Senior Notes in the second quarter of 2023 and borrowings on our commercial paper program used to fund the BVS acquisition.

Other income, net, decreased by $16.8 million and $9.1 million in the third quarter of 2023 and in the first nine months of 2023, respectively, as compared to the same periods in 2022. The decrease for the third quarter and for the first nine months of 2023 was due to the gains associated with the sales of equity method investments and higher fair value adjustments of our investment in BVS in 2022 that did not recur in 2023.

Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Provision for Income Taxes	2023	2022	$	%	2023	2022	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$(26.4)	$(52.8)	$26.4	(50)%	$(117.9)	$(197.2)	$79.3	(40)%
Effective income tax rate	13.9%	24.0%			22.0%	25.0%

Our effective income tax rate was 13.9% for the three months ended September 30, 2023, compared to 24.0% for the three months ended September 30, 2022. Our effective income tax rate was 22.0% for the nine months ended September 30, 2023, compared to 25.0% for the nine months ended September 30, 2022. Our effective tax rate was lower for the third quarter and the first nine months of 2023 as compared to the same periods in 2022 due to the write off of a deferred tax liability related to our original investment in BVS which was no longer necessary given the acquisition of the company in the third quarter of 2023, partially offset by the tax impact of the penalty associated with resolution of the investigation of the 2017 cybersecurity incident by the U.K. FCA which is not tax deductible.

Net Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Net Income	2023	2022	$	%	2023	2022	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$246.4	$242.9	$3.5	1%	$688.5	$880.0	$(191.5)	(22)%
Consolidated interest expense and other income (expense), net	(55.7)	(23.2)	(32.5)	140%	(153.4)	(91.7)	(61.7)	67%
Consolidated provision for income taxes	(26.4)	(52.8)	26.4	(50)%	(117.9)	(197.2)	79.3	(40)%
Consolidated net income	164.3	166.9	(2.6)	(2)%	417.2	591.1	(173.9)	(29)%
Net income attributable to noncontrolling interests	(2.1)	(1.2)	(0.9)	75%	(4.3)	(3.1)	(1.2)	39%
Net income attributable to Equifax	$162.2	$165.7	$(3.5)	(2)%	$412.9	$588.0	$(175.1)	(30)%
Diluted earnings per common share:
Net income attributable to Equifax	$1.31	$1.34	$(0.03)	(2)%	$3.34	$4.77	$(1.43)	(30)%
Weighted-average shares used in computing diluted earnings per share	123.9	123.3			123.6	123.3

Consolidated net income decreased by $2.6 million and $173.9 million for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The decreases were due to higher interest expense and lower levels of operating income in the first nine months of 2023, partially offset by the decrease in the effective tax rate for the three and nine months ended September 30, 2023.

Segment Financial Results

Workforce Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Workforce Solutions	2023	2022	$	%		2023	2022	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$459.3	$454.5	$4.8	1%		$1,389.1	$1,472.4	$(83.3)	(6)%
Employer Services	117.9	104.4	13.5	13%		367.2	344.7	22.5	7%
Total operating revenue	$577.2	$558.9	$18.3	3%		$1,756.3	$1,817.1	$(60.8)	(3)%
% of consolidated revenue	44%	45%				45%	46%
Total operating income	$241.2	$231.0	$10.2	4%		$734.6	$820.6	$(86.0)	(10)%
Operating margin	41.8%	41.3%		0.5	pts	41.8%	45.2%		(3.4)	pts

Workforce Solutions revenue increased by 3% and decreased by 3% in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The increase in the third quarter was due to growth in both Employer Services, driven primarily by I-9 and onboarding services and revenue from recently acquired companies, and growth in Verification Services, driven primarily by growth in the government and talent verticals, partially offset by a decrease in mortgage revenue. The decrease in revenue in the first nine months was driven by a decline in Verification Services, due to declines in mortgage revenue, partially offset by growth in the government and talent verticals, as well as by growth in Employer Services due to revenue from recently acquired companies and growth in I-9 and onboarding services.

Verification Services

Revenue increased by 1% and decreased 6% for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The increase in revenue in the third quarter was due to growth in non-mortgage verticals, most notably the government and talent solutions verticals, partially offset by a decrease in mortgage revenue. The decrease in the first nine months was due to declines in the mortgage vertical, partially offset by an increase in the government and talent solutions verticals.

Employer Services

Revenue increased by 13% and 7% in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The increase in revenue for both periods was due to revenue from recently acquired companies and I-9 and onboarding services. The increase in the first nine months was partially offset by a decrease in unemployment claims revenue and lower tax credit revenue.

Workforce Solutions Operating Margin

Operating margin increased to 41.8% for the third quarter of 2023 from 41.3% for the third quarter of 2022, and decreased to 41.8% for the first nine months of 2023 from 45.2% for the first nine months of 2022. The increased margin for the third quarter is due to revenue growth and lower people costs, offset by increased royalty costs. The decreased margin for the first nine months is due to the decline in revenue, as well as increased royalty costs.

USIS

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
U.S. Information Solutions	2023	2022	$	%		2023	2022	$		%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$348.2	$314.4	$33.8	11%		$1,047.8	$987.5	$60.3		6%
Mortgage Solutions	27.3	32.1	(4.8)	(15)%		90.8	112.3	(21.5)		(19)%
Financial Marketing Services	50.5	50.9	(0.4)	(1)%		154.1	152.0	2.1		1%
Total operating revenue	$426.0	$397.4	$28.6	7%		$1,292.7	$1,251.8	$40.9		3%
% of consolidated revenue	32%	32%				33%	32%
Total operating income	$89.7	$82.0	$7.7	9%		$271.1	$315.4	$(44.3)		(14)%
Operating margin	21.1%	20.6%		0.5	pts	21.0%	25.2%		(4.2)	pts

USIS revenue increased by 7% and 3% for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The increase in the third quarter was due to growth in online non-mortgage and online mortgage revenue. This was partially offset by declines in Mortgage Solutions. The increase in the first nine months was due to growth in online non-mortgage revenue and revenue from acquisitions, partially offset by declines in both online mortgage and Mortgage Solutions due to significant declines in mortgage credit inquiry volumes.

Online Information Solutions

Revenue increased by 11% and 6% for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The increases for both periods were driven by continued growth in revenue from acquisitions, online non-mortgage services, commercial risk, and consumer services. During the third quarter of 2023, online mortgage contributed to the increase in revenue. During the first nine months of 2023, online mortgage revenue declined due to significantly lower mortgage credit inquiry volumes.

Mortgage Solutions

Revenue decreased by 15% and 19% in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The decreases in both periods were due to significantly lower mortgage credit inquiry volumes in 2023 compared to the prior year.

Financial Marketing Services

Revenue decreased by 1% and increased by 1% for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The decrease for the third quarter was driven by a decline in credit marketing services, partially offset by growth in risk and data services. The increase in the first nine months was driven by growth in risk and data services, partially offset by a decline in credit marketing services.

USIS Operating Margin

USIS operating margin increased to 21.1% for the third quarter of 2023 from 20.6% for the third quarter of 2022 and decreased to 21.0% for the first nine months of 2023 from 25.2% for the first nine months of 2022. The margin increase for the third quarter was due to an increase in revenue, partially offset by an increase in operating expenses and depreciation expense. The margin decrease for the first nine months was due to an increase in operating expenses and depreciation expense, partially offset by an increase in revenue. The increase in operating expenses for both periods is due to increased royalty and production expenses, salary and incentive expenses and cloud production costs.

International

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
International	2023	2022	$		%	2023	2022	$		%
	(In millions)					(In millions)
Operating revenue:
Asia Pacific	$85.5	$87.1	$(1.6)		(2)%	$263.1	$263.7	$(0.6)		—%
Europe	85.2	80.7	4.5		6%	239.6	246.3	(6.7)		(3)%
Canada	65.1	66.2	(1.1)		(2)%	194.7	191.8	2.9		2%
Latin America	80.1	54.0	26.1		48%	192.3	153.6	38.7		25%
Total operating revenue	$315.9	$288.0	$27.9		10%	$889.7	$855.4	$34.3		4%
% of consolidated revenue	24%	23%				22%	22%
Total operating income	$40.2	$42.5	$(2.3)		(5)%	$107.2	$111.9	$(4.7)		(4)%
Operating margin	12.7%	14.8%		(2.1)	pts	12.0%	13.1%		(1.1)	pts

International revenue increased by 10% and 4% in the third quarter and the first nine months of 2023, respectively, compared to the same periods in 2022. On a local currency basis, revenue increased by 12% and 9% in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022, driven by revenue from the BVS acquisition and growth in our credit reporting business across all geographies. This increase was partially offset by volume declines in our debt services business in Europe. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $6.2 million, or 2%, for the third quarter of 2023, and by $45.1 million, or 5%, for the first nine months of 2023.

Asia Pacific

On a local currency basis, revenue increased by 2% and 5% for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The increase in the third quarter of 2023 was driven by stronger volumes within fraud, consumer and employment verification services, partially offset by a decline in commercial. The increase in the first nine months of 2023 was driven by growth in the commercial, identity and fraud, and consumer businesses. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $3.4 million, or 4%, and $14.9 million, or 5%, for the third quarter and first nine months of 2023, respectively. Reported revenue decreased by 2% and remained flat for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022.

Europe

On a local currency basis, revenue decreased by 2% for both the third quarter and first nine months of 2023, compared to the same periods in 2022. The decreases in both periods were driven by lower debt placements within our debt services business, partially offset by growth in the consumer business in our credit reporting businesses in Europe. Local currency fluctuations against the U.S. dollar positively impacted revenue by $6.1 million, or 8%, and negatively impacted revenue by

$0.6 million, or 1%, for the third quarter and first nine months of 2023, respectively. Reported revenue increased by 6% and decreased by 3% for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022.

Canada

On a local currency basis, revenue was flat and increased by 5% in the third quarter and first nine months of 2023, compared to the same periods in 2022. Revenue in the first nine months of 2023 reflected increases in consumer and fraud products. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.4 million, or 2%, and $7.5 million or 3%, for the third quarter and first nine months of 2023, respectively. Reported revenue decreased by 2% and increased by 2% for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022.

Latin America

On a local currency basis, revenue increased by 62% and 40% for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The increases in both periods reflect revenue from the BVS acquisition in the third quarter of 2023 and local currency growth in Argentina, Chile and across Central America, primarily related to stronger pricing. The increase in the first nine months of 2023 is also due to growth in revenue from an acquired company in the Dominican Republic, as well as growth in Chile, partially offset by a decline in Mexico. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $7.5 million, or 14%, and $22.1 million, or 15%, for the third quarter and first nine months of 2023, respectively. Reported revenue increased by 48% and 25% for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022.

International Operating Margin

Operating margin decreased to 12.7% for the third quarter of 2023 from 14.8% for the third quarter of 2022 and decreased to 12.0% for the first nine months of 2023 from 13.1% for the first nine months of 2022. The decreased margin for both periods is mainly due to increased salary and incentive costs, higher cloud production costs, and increased depreciation expense related to technology transformation project spending. The increase in operating expenses was partially offset by the increase in revenue for both periods.

General Corporate Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
General Corporate Expense	2023	2022	$	%	2023	2022	$	%
	(In millions)				(In millions)
General corporate expense	$124.7	$112.6	$12.1	11%	$424.4	$367.9	$56.5	15%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by corporate direction, including shared services, technology, security, data and analytics, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense increased by $12.1 million and $56.5 million for the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The increase in the third quarter was due to a penalty associated with resolution of the investigation of the 2017 cybersecurity incident by the U.K. FCA, offset by a decrease in people costs. The increase in the first nine months was due to increased people costs, primarily due to restructuring charges and incentive plans, as well as an accrual for a penalty associated with resolution of the investigation of the 2017 cybersecurity incident by the U.K. FCA.

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

Funds generated by operating activities, our Revolver and related CP program, more fully described below, are our most significant sources of liquidity. At September 30, 2023, we had $412.6 million in cash and cash equivalents, as well as $1,016.1 million available to borrow under our Revolver.

Sources and Uses of Cash

We believe that our existing cash balance, liquidity available from our CP and Revolver, cash generated from ongoing operations and continued access to public or private debt markets will be sufficient to satisfy cash requirements over the next 12 months and beyond. While there was no significant change in our cash requirements as of September 30, 2023 compared to December 31, 2022, we have utilized existing CP and Revolver capacity, together with cash from operating activities, to meet our current obligations. During the first quarter of 2023, we borrowed $175.0 million on our Revolver to pay down CP. We subsequently repaid the Revolver in full during the second quarter of 2023.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of September 30, 2023, we held $400.1 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2023	2022	2023 vs. 2022
	(In millions)
Operating activities	$794.7	$431.7	$363.0
Investing activities	$(724.7)	$(807.1)	$82.4
Financing activities	$63.5	$416.5	$(353.0)

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2023 increased by $363.0 million compared to the prior year period primarily due to the $345.0 million consumer class action settlement payment that was made in January 2022 related to the U.S. Consumer MDL Litigation settlement that became effective on January 11, 2022 that did not recur in 2023.

Investing Activities

Capital Expenditures

	Nine Months Ended September 30,		Change
Net cash used in:	2023	2022	2023 vs. 2022
	(In millions)
Capital expenditures*	$(455.6)	$(468.4)	$12.8
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

Capital expenditures in the first nine months of 2023 were slightly lower than in 2022.

Acquisitions, Divestitures and Investments

	Nine Months Ended September 30,		Change
Net cash (used in) provided by:	2023	2022	2023 vs. 2022
	(In millions)
Acquisitions, net of cash acquired	$(276.0)	$(437.5)	$161.5
Cash received from divestitures	$6.9	$98.8	$(91.9)

During the first nine months of 2023, we completed the acquisition of BVS and a Canadian company within our International segment and completed the sale of an equity investment. During the first nine months of 2022, we acquired Efficient Hire and LawLogix within our Workforce Solutions segment, Midigator within our USIS segment and Data Crédito within our International segment. During the first nine months of 2022, we reported $98.8 million of cash inflows from investing activities associated with cash received from the sale of multiple equity investments.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
Net cash (used in) provided by:	2023	2022	2023 vs. 2022
	(In millions)
Net short-term borrowings	$(83.6)	$(162.1)	$78.5
Payments on long-term debt	$(575.0)	$—	$(575.0)
Borrowings on long-term debt	$872.9	$749.3	$123.6

Credit Facilities Availability

We have access to a $1.5 billion five-year unsecured revolving credit facility (the “Revolver”) and a five-year unsecured Revolver as well as a $700.0 million delayed draw Term Loan (collectively, the “Senior Credit Facilities”), both of which mature in August 2026. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the Revolver.

Our $1.5 billion CP program has been established to allow for borrowing through the private placement of CP with maturities ranging from overnight to 397 days. We may use the proceeds of CP for general corporate purposes. The CP program is supported by our Revolver and the total amount of CP which may be issued is reduced by the amount of any outstanding borrowings under our Revolver.

As of September 30, 2023, there were $0.4 million of letters of credit outstanding, no outstanding borrowings under the Revolver, $700.0 million outstanding under the Term Loan and $483.5 million of outstanding CP notes. Availability under the Revolver was $1,016.1 million at September 30, 2023.

At September 30, 2023, 80% of our debt was fixed-rate debt and 20% was variable debt. Our variable-rate debt consists of our outstanding term loan and CP. The interest rates reset periodically, depending on the terms of the respective financing agreements. At September 30, 2023, the interest rate on our variable-rate debt ranged from 5.45% to 6.67%.

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

As of September 30, 2023, we were in compliance with all of our debt covenants.

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

Equity Transactions

	Nine Months Ended September 30,		Change
Net cash (used in) provided by:	2023	2022	2023 vs. 2022
	(In millions)
Dividends paid to Equifax shareholders	$(143.7)	$(143.3)	$(0.4)
Dividends paid to noncontrolling interests	$(2.8)	$(2.5)	$(0.3)
Proceeds from exercise of stock options and employee stock purchase plan	$18.6	$13.5	$5.1
Payment of taxes related to settlement of equity awards	$(16.9)	$(33.0)	$16.1

Sources and uses of cash related to equity during the nine months ended September 30, 2023 and 2022 were as follows:

-    During the first nine months of 2023 and 2022, we did not repurchase any shares of our common stock on the open market.

-    We maintained our quarterly dividend of $0.39 per share in the third quarter of 2023. We paid cash dividends to Equifax shareholders of $143.7 million and $143.3 million, or $1.17 per share, during the nine months ended September 30, 2023 and 2022, respectively.

-    We received cash of $18.6 million and $13.5 million during the first nine months of 2023 and 2022, respectively, from the exercise of stock options and the employee stock purchase plan.

At September 30, 2023, the Company had $520.2 million remaining for stock repurchases under the existing authorization from the board of directors.

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

Foreign Currency

Argentina experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as a highly inflationary economy which resulted in the recognition of a $0.4 million foreign currency loss and a $0.2 million foreign currency gain that was recorded in other income, net in our Consolidated Statements of Income during the three months ended September 30, 2023 and 2022 respectively.

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

The goodwill balance at September 30, 2023, for our six reporting units was as follows:

September 30,
Workforce Solutions	2023
(In millions)
Workforce Solutions	$2,520.1
USIS	2,006.2
Asia Pacific	1,299.8
Latin America	639.4
Europe	170.7
Canada	94.6
Total goodwill	$6,730.8

Valuation Techniques

We performed a quantitative assessment for each of our reporting units to determine whether impairment exists. In determining the fair value of the reporting units, we used the market approach, when available and appropriate, or a combination of the income and market approaches to estimate the reporting units' business enterprise value. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately. We engaged a third party specialist to assist in developing these estimates and valuation approaches.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for the reporting unit, discount rates, foreign currency exchange rates and estimates of capital expenditures. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of earnings before income taxes, depreciation and amortization, for benchmark companies or guideline transactions. We believe the benchmark companies used for each of our reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our discussion of Competition in our 2022 Form 10-K and have not significantly changed since the date of our last annual impairment test. Competition for each of our reporting units generally includes global consumer credit reporting companies, such as Experian and TransUnion, which offer a product suite similar to the reporting unit's credit reporting solutions. Valuation multiples were selected based on a financial benchmarking analysis that compared the reporting unit’s operating result with the comparable companies’ information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

The estimated fair value of the reporting units are derived from the valuation techniques described above incorporating the related projections and assumptions. Impairment occurs when the estimated fair value of the reporting unit is below the carrying value of its equity. The estimated fair value for all of our reporting units exceeded its related carrying value as of September 30, 2023. As a result, no goodwill impairment was recorded.

Given the lower historical cushion of concluded fair value in excess of carrying value for our Asia Pacific reporting unit, we used a combination of the income and market approaches to estimate our Asia Pacific reporting unit's business enterprise value. The values separately derived from each of the income and market approach valuation techniques were used to develop an overall estimate of the Asia Pacific reporting unit’s fair value. This approach relies more heavily on the calculated fair value derived from the income approach with 70% of the value coming from the income approach. We believe this approach is consistent with that of a market participant in valuing prospective purchase business combinations. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.

We have not made any material changes to the valuation methodology we use to assess goodwill impairment since the date of our last annual impairment test.

The following commentary relates to the reporting unit for which we determined the fair value of the reporting unit utilizing a combination of the income and market approaches, Asia Pacific.

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

We projected revenue growth in 2024 for our Asia Pacific reporting unit in completing our 2023 impairment testing based on expected continued economic recovery from the negative impact the COVID-19 pandemic had on these regions in previous years and planned business initiatives and prevailing trends exhibited by this reporting unit. The anticipated revenue growth in this reporting unit, however, is partially offset by assumed increases in expenses and capital expenditures for the reporting unit which reflects the additional level of investment needed in order to achieve the planned revenue growth and completion of our technology transformation initiatives.

Discount Rate Assumptions

We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows for the reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the Company’s tax rate. For the 2023 annual goodwill impairment evaluation, the discount rate used to develop the estimated fair value of the Asia Pacific reporting unit was higher than the discount rate used in 2022 and ranged between 10.0% and 11.5%.

Estimated Fair Value and Sensitivities

The estimated fair value of the Asia Pacific reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Due to the lower cushion when compared to other reporting units, Asia Pacific is more sensitive to changes in the assumptions noted above that could result in a fair value that is less than its carrying value. The excess of fair value over carrying value for the Asia Pacific reporting unit was greater than 10% as of September 30, 2023.

Given the relatively smaller excess of fair value over carrying value for the Asia Pacific reporting unit, we believe that it is at risk of a possible future goodwill impairment. The excess of fair value for the Asia Pacific reporting unit is equivalent in 2023 with the fair valuation determination from 2022. The future impact of changes in economic conditions, including rising interest rates and inflation, remains uncertain. Avoidance of a future impairment will be dependent on continued growth during current economic conditions and our ability to execute on initiatives to grow revenue and operating margin and manage expenses prudently. We will continue to monitor the performance of this reporting unit to ensure no interim indications of possible impairment have occurred before our next annual goodwill impairment assessment in September 2024.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2022 Form 10-K. There were no material changes to our market risk exposure during the three and nine months ended September 30, 2023.

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

FCA Investigation. The U.K.'s Financial Conduct Authority ("FCA") opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017 in connection with the 2017 cybersecurity incident. We received a notice with the FCA's findings on October 13, 2023, and paid a penalty of $13.8 million to resolve the matter.

CFPB Matters

In December 2021, we received a Civil Investigative Demand (a “CID”) from the CFPB as part of its investigation into our consumer disputes process in order to determine whether we have followed the FCRA's requirements for the proper handling of consumer disputes. The CID requests the production of documents and answers to written questions. We are cooperating with the CFPB in its investigation and providing responses and information on an ongoing basis.

In January 2023, the CFPB informed us that its enforcement division will be investigating our previously-disclosed coding issue identified within a legacy server environment in the U.S. that impacted how some credit scores were calculated during a three-week period in 2022. We are cooperating with the CFPB in its investigation.

In July 2023, we received a CID from the CFPB as part of its investigation into data accuracy and dispute handling at our Workforce Solutions business unit in order to determine whether we have followed the FCRA's requirements. The CID requests the production of documents and answers to written questions. We are cooperating with the CFPB in its investigation and providing responses and information on an ongoing basis.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2023:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
July 1 - July 31, 2023	—	$—	—	$520,168,924
August 1 - August 31, 2023	19	$—	—	$520,168,924
September 1 - September 30, 2023	57	$—	—	$520,168,924
Total	76	$—	—	$520,168,924

(1)The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 0 shares for the month of July 2023, 19 shares for the month of August 2023, and 57 shares for the month of September 2023.

(2)Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions). For the quarter ended September 30, 2023 we did not repurchase any shares of our common stock under our share repurchase program.

(3)At September 30, 2023, the amount authorized for future share repurchases under the share repurchase program was $520.2 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans of Directors and Executive Officers

The following table describes any contracts, instructions or written plans for the sale or purchase of Equifax securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarter ended September 30, 2023:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Rodolfo O. Ploder, Executive Vice President, President, Workforce Solutions	8/15/23	8/17/24	Sale of up to 63,652 shares of common stock in multiple transactions
John J. Kelley III, Executive Vice President, Chief Legal Officer and Corporate Secretary	8/16/23	2/23/24	Sale of up to 52,221 shares of common stock in multiple transactions
Julia A. Houston, Executive Vice President, Chief Strategy and Marketing Officer	8/16/23	2/23/24	Sale of up to 23,485 shares of common stock in multiple transactions

(1) A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.

During the quarter ended September 30, 2023, none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Equifax Inc.
(Registrant)

Date:	October 23, 2023	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	October 23, 2023		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer
and Chief Operations Officer
(Principal Financial Officer)

Date:	October 23, 2023		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)