Form 10-K
period 2023-12-31
EQUIFAX INC
filed 2024-02-22
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issues financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes   ☒  No
As of June 30, 2023, the aggregate market value of Registrant’s common stock held by non-affiliates of Registrant was approximately $28,876,038,118 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2024, there were 123,956,391 shares of Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive proxy statement for its 2024 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

Overview

Equifax Inc. is a global data, analytics and technology company. We provide information solutions for businesses, governments and consumers, and we provide human resources business process automation and outsourcing services for employers. We have a large and diversified group of clients, including financial institutions, corporations, government agencies and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, educational history, criminal justice data, healthcare professional licensure and sanctions, demographic and marketing data. We use advanced statistical techniques, machine learning and proprietary software tools to analyze available data to create customized insights, decision-making and process automation solutions and processing services for our clients. We are a leading provider of information and solutions used in payroll-related and human resource management business process services in the United States of America (“U.S.”) as well as e-commerce fraud and charge back protection services in North America. For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions. Additionally, we also provide information, technology and services to support debt collections and recovery management.

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the United Kingdom (“U.K.”), Spain and Portugal) and Latin America (Argentina, Brazil, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in Chile, Costa Rica, India and Ireland. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and Brazil.

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

We are organized and report our business results in three operating segments, as follows:

•Workforce Solutions — provides services enabling customers to verify income, employment, educational history, criminal justice data, healthcare professional licensure and sanctions of people in the U.S. (Verification Services), as well as providing our employer customers with services which include unemployment claims management, I-9 and onboarding services, Affordable Care Act compliance management, tax credits and incentives and other complementary employment-based transaction services (Employer Services). Workforce Solutions has established operations in Canada, Australia and the U.K.

~~•~~U.S. Information Solutions (“USIS”) — provides consumer and commercial information solutions to businesses in the U.S. including online information, decisioning technology solutions, identity management services, analytical services, e-commerce fraud and charge back protection services, portfolio management services, mortgage information and marketing services. We provide products to consumers in the U.S. to enable them to understand and monitor their credit and help protect their identity. We also sell consumer credit information to resellers who may combine our information with other information to provide direct-to-consumer monitoring, reports and scores.

~~•~~International — provides products and services similar to those available in the USIS operating segment but with variations by geographic region. We also provide information, technology and services to support debt collections and recovery management. In addition, we provide products to consumers in Canada, the U.K., Australia and Chile to enable them to understand and monitor their credit and help protect their identity. This operating segment is comprised of our Asia Pacific, Europe, Latin America and Canada business units. It also includes our joint ventures in Cambodia, Malaysia, Singapore and Brazil.

Our Business Strategy

Our vision is to be a trusted global leader in data, analytics and technology that creates innovative solutions and insights for our customers. Our business strategy is driven by the following imperatives:

•Leverage our Equifax cloud capabilities and technology investment to accelerate innovation, new products and growth. We are executing a cloud data and technology transformation that is rebuilding our technology infrastructure, including a migration to a public cloud environment that employs virtual private cloud deployment techniques. We are rationalizing and rebuilding our application portfolio using cloud-native services. Our move to cloud-native technology is enabling the continued development of our single data fabric, which is a cloud native platform that enables Equifax to build, manage and deploy data products, as well as implementation of best-in-class cloud-based tools and capabilities. Our growth strategy is to leverage our cloud data and technology transformation to accelerate innovation and new product development; deliver market-leading capabilities to our customers; facilitate customer and partner implementation and integration; improve ease of consumer access to and interaction with Equifax; and strengthen system resiliency and uptime.

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

•Foster a culture of putting customers and consumers first. We are focused on maintaining a culture in which our customers and consumers are at the center of our decision processes, and where we exceed customer and consumer expectations by delivering solutions with speed, flexibility, stability and performance. We prioritize engagement with our customers and strive to accelerate innovation through collaboration. We seek to leverage our cloud native technology and unique data assets and capabilities, as well as customer expertise and data and technology assets, to drive the development of high-value analytical products and services designed to address a broader range of customer and consumer needs. We work to maximize the value of our differentiated data assets, analytics and decisioning to drive new products and services that provide a fuller picture of consumers and commercial entities to our customers in banking and financial services, government, employee hiring and onboarding and other service providers.

•Execute strategic acquisitions that expand our data portfolio and capabilities and drive revenue growth. A critical lever of our strategy is inorganic growth through accretive and strategic acquisitions that drive incremental annual revenue growth. Our acquisition priorities are clear and focused on re-investing in acquisitions that expand our unique differentiated data assets and solutions to strengthen and grow our core businesses. We continue to invest, including through acquisitions and partnerships, to expand our addressable markets and the data and capabilities we offer to solve customer challenges across the services we provide and to expand our access to differentiated data including across identity authentication, fraud mitigation and risk management. We believe there are opportunities to continue to expand in the U.S. and internationally, across the existing financial, mortgage, telecommunications, automotive, insurance, talent management, human resource services, government and other markets that we serve, as well as in new and emerging market segments.

•Continue our leadership in data security. We are committed to being an industry leader in security. We have built an Equifax culture that prioritizes security, and we consider data and technology security, and more broadly risk management, as a primary requirement in all decisions. We make extensive use of advanced data and technology security tools, techniques, services and processes in order to enhance our ability to protect the information with which we are entrusted. We are committed to working openly with our peers, customers and partners to tackle emerging security challenges, document best practices, provide vital data security thought leadership and work together to deliver solutions that benefit both the security community and consumers.

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

Percentage of 2023 Consolidated Revenue

Mortgage
19%
Financial
19%
Employers
15%
Government
10%
Automotive
6%
Consumer
6%
Identity & Fraud
6%
Commercial
5%
Healthcare
4%
Resellers (1)
3%
Telecommunications
2%
Retail
1%
Insurance
1%
Other (2)
3%
0
2.5
5
7.5
10
12.5
15
17.5
20
Percentage of 2023 Consolidated Revenue

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

Revenue from international clients, including end users and resellers, amounted to 23% of our total revenue in 2023, 22% of our total revenue in 2022 and 22% of our total revenue in 2021.

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

The following chart summarizes the key products and services offered by each of the business units within our segments:

	Workforce Solutions		USIS		International
	Verification Services	Employer Services	Online Information Solutions	Financial Marketing Services	Europe	Asia Pacific	Latin America	Canada
Online data	X		X		X	X	X	X
Portfolio management services	X		X	X	X	X	X	X
Analytical services	X	X	X	X	X	X	X	X
Technology services			X		X	X	X	X
Identity verification services	X	X	X		X	X	X	X
Fraud management services	X	X	X		X	X	X	X
Marketing services				X	X	X	X	X
Direct-to-consumer services		X	X		X	X	X	X
Employment and income verification services	X				X	X		X
Talent management	X	X
Business process outsourcing (BPO)	X	X				X
Debt collection software, services and analytics					X	X	X

Each of our operating segments is described more fully below. For the operating revenue, operating income and total assets for each segment, see Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of this report.

Workforce Solutions

Workforce Solutions operates in the U.S. through two business units:

Verification Services. Verification Services include employment, income, educational history, criminal justice data, healthcare professional licensure and sanctions verification services. Our online verification services enable third-party verifiers, including various governmental agencies, mortgage originators, credit card and automotive lenders and pre-employment screeners, to verify the employee’s employment status and income information. We also offer an offline manual verification service, which expands employment verification to locate data outside our existing automated database. In addition, Verification Services administers a comprehensive source of incarceration, justice and people-based risk intelligence data.

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

The Work Number® is our key repository of employment and income data serving our Verification Services business unit. We rely on payroll data received from over three million organizations to regularly update the database. The updates occur as employers and other data contributors transmit data electronically to Equifax from their payroll systems. Employers provide this data to us so that we can handle verification requests on behalf of each employer. We use this data to provide automated employment and income verification services to verifiers, who are lenders, employers/background screeners and government agencies.

The fees we charge for services in these two business units are generally on a per transaction basis. We have not experienced significant turnover in the employer contributors to the database because we generally do not charge them to add their employment data to The Work Number® database, and the verification service we offer relieves them of the administrative burden and expense of responding to third-party employment verification requests while providing them with the assurance that the process is automated and not subject to human interpretation. The Work Number® database held about 168 million current and 657 million total (current and historic) employment records at December 31, 2023.

Workforce Solutions has established an income and employment verification service in Canada, Australia and the U.K., known as Verification Exchange. At present, revenues from these services in all three regions mentioned are insignificant.

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

Online Information Solutions also includes our consumer solutions product suite that gives U.S. consumers information to enable them to understand and monitor their credit and to monitor and help protect their identity. Equifax products offer monitoring features for consumers who are concerned about identity theft, including credit report monitoring from all three credit bureaus, internet scanning, bank account monitoring and lost wallet support. Products may also be available indirectly through relationships with business partners who distribute our products or provide these services to their employees or customers. We also sell consumer credit information to resellers who may combine our information with other information to provide direct-to-consumer monitoring, reports and scores.

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

International

The International operating segment includes our Asia Pacific, Europe, Latin America and Canada business units. It also includes our joint ventures in Cambodia, Malaysia, Singapore and Brazil. These business units offer products that are similar to those available in the USIS operating segment, but with variations by geographic region. In some jurisdictions, data sources tend to rely more heavily on government agencies than in the U.S. We also offer specialized services that help our customers better manage risk in their consumer portfolios. This operating segment’s products and services generate revenue in Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K. and Uruguay. We also maintain support operations in Chile, Costa Rica, India and Ireland. We have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and Brazil. We also provide information, technology and services to support debt collections and recovery management in Asia Pacific, Europe, Canada and Latin America.

Asia Pacific. Our Asia Pacific operation provides consumer and commercial information solutions products, marketing products, employment verification services and consumer credit protection products. We offer a full range of products, generated from credit records and other data, including credit reporting and scoring, decisioning technology, risk management, identity management, authentication and fraud detection services. Our consumer and commercial products are the primary source of revenue in each of the countries in which we operate and include credit reporting, decisioning tools and risk management services. We also provide information, technology and services to support talent management, as well as debt collections and recovery management. Additionally, we provide a variety of consumer and commercial marketing products generated from information databases, including business profile analysis, business prospect lists and database management. The countries in which we operate include Australia, New Zealand and India, as well as Cambodia, Malaysia and Singapore through joint ventures.

 Europe. Our Europe operation provides information solutions, fraud detection services, debt collection services and marketing products. Information solutions and fraud products are generated from information that we maintain and include credit reporting, monitoring and scoring, asset information, risk management, identity management and authentication services and fraud detection and modeling services. These products are sold in the U.K. and Spain. Limited marketing products are available in the U.K. and, to a lesser extent, in Spain. We also provide information, technology and services to support debt collections and recovery management in the U.K. and Spain. In the U.K., this includes a contract to provide these services to the U.K. government.

Latin America. Our Latin America operation provides consumer and commercial information solutions products, marketing products and consumer credit protection products. We offer a full range of products, generated from credit records that we maintain, including credit reporting and scoring, decisioning technology, risk management, identity management, authentication and fraud detection services. Our consumer products are the primary source of revenue in each of the countries in this region in which we operate, with the exception of Mexico where debt management services constitute the core of the business. We also offer various commercial products, which include credit reporting, decisioning tools and risk management services, in the countries we serve. We also provide information, technology and services to support debt collections and recovery management. Additionally, we provide a variety of consumer and commercial marketing products generated from our credit information databases, including business profile analysis, business prospect lists and database management. The countries in this region in which we operate include Argentina, Brazil, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay. We also have an investment in a consumer credit information company through a joint venture in Brazil.

Canada. Similar to the USIS business units, our Canada operation offers products derived from the credit information that we maintain about individual consumers and businesses. We offer many products in Canada, including credit reporting, monitoring and scoring, consumer and commercial marketing, risk management, fraud detection and modeling services, identity management and authentication services, together with certain of our decisioning products that facilitate pre-approved offers of credit and automate a variety of credit decisions. We also offer commercial credit solutions, which help businesses manage financial and credit risk and gain insights on customers, markets and industry groups using our commercial data assets. We also provide data, technology and services to facilitate the search of land data and process real estate transactions in Canada.

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

Technology and Intellectual Property

We rely on various intellectual property laws, confidentiality procedures and contractual provisions to protect strategic or valuable intellectual property developed in connection with our business. We register, and apply for registration of, certain intellectual property in the U.S. and several foreign countries under applicable patent laws. We also register and rely on common law rights, where applicable, to protect trademarks, service marks, logos and internet domain names in the U.S. and in many foreign countries, the most important of which include “Equifax,” “The Work Number,” “Interconnect,” “Equifax Ignite,” and variations thereof. These marks are used in connection with many of our product lines and services. Our intellectual property rights are generally important to our operations and competitive position, but no single intellectual property right or group of intellectual property rights is solely responsible for protecting our businesses. Certain Company trademarks, including the “Equifax” trademark, contribute to the success of our business, and their loss could have a significant negative impact on us.

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

Governmental Regulation

We are subject to a number of U.S. federal, state, local and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve consumer reporting, privacy and consumer protection, data protection, intellectual property, competition, anti-corruption, anti-bribery, anti-money laundering, employment, health, taxation or other subjects. In particular, we are subject to U.S. federal, state, local and foreign laws regarding the collection, protection, dissemination and use of personal information we collect, process or otherwise have in our possession. Failure to satisfy those legal and regulatory requirements, or the adoption of new laws or regulations, could have a significant negative impact on our results of operations, financial condition or liquidity.

U.S. federal, state, local and foreign laws and regulations are evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain. These laws are enforced by federal, state and local regulatory agencies in the jurisdictions where we operate, and in some instances also through private civil litigation. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning consumer and data protection that could affect us.

Summary of U.S. Regulations Relating to Consumer and Data Protection

Our U.S. operations are subject to numerous laws and regulations that govern the collection, protection and use of consumer credit and other information and impose penalties for the misuse of such information or unauthorized access to data. Many of these laws and regulations also affect our customers’ use of consumer credit or other data that we license. Examples of the most significant U.S. laws include, but are not limited to, the following:

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

•We or certain of our operations are also subject to and affected by new and evolving state privacy and data security laws such as data broker registration requirements in California and Vermont, and the California Consumer Privacy Act (“CCPA”). The CCPA became effective in January 2020 and imposes additional data privacy requirements on many businesses operating in the state, including, potentially, with respect to employee data in addition to consumer data. The CCPA expansively defines “personal information” and imposes new notice requirements relating to the collection, use and sharing of personal information. It provides consumers with extensive rights, including the right to access the categories and specific pieces of personal information businesses collect, the right to request businesses delete information, and the right to opt-out of “sales” of personal information with sales being defined under the CCPA to include monetary and non-monetary valuable consideration. The CCPA also contains a private right of action in the event that a business suffers a security breach that was due to unreasonable security measures. In November 2020, California voters passed the California Privacy Rights Act (“CPRA”), which maintains the core framework but expanded the requirements of the CCPA effective January 1, 2023. We may also become subject to and affected by new and proposed state privacy laws similar to the CCPA and CPRA, such as the Virginia Consumer Data Protection Act (“VCDPA”) (effective January 1, 2023), the Colorado Privacy Act (effective July 1, 2023), the Connecticut Data Privacy Act (effective July 1, 2023), and the Utah Consumer Privacy Act (effective December 31, 2023), as well as enacted laws in Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee and Texas that become effective throughout 2024, 2025 and 2026. A number of other state legislatures, including New York, Florida and Washington, have introduced comprehensive data privacy legislation modeled after, and which contain certain elements of, the CCPA, VCDPA or the European Union's General Data Protection Regulation (“GDPR”), which is an extremely broad privacy law. Additional state legislatures are expected to consider similar legislation in 2024. If enacted, such laws may contain variations and impose new compliance risks and obligations on us.

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

•In India, various legislation including the Information Technology Act of 2000 and rules framed thereunder and the Credit Information Companies (Regulation) Act of 2005 and rules and regulations framed thereunder, establishes a federal data protection framework. Entities that collect and maintain personal data and/or credit information must ensure that it is complete, accurate and safeguarded, and must adopt certain privacy principles with respect to collecting, processing, preserving, sharing and using such data and/or credit information. India enacted a new privacy law, The Digital Personal Data Protection Act, 2023 (DPDP Act), in August 2023. The DPDP Act will become effective at a future date or dates to be determined by the Indian Central Government. The Central Government is also expected to supplement the DPDP Act with rules, which are yet to be issued. The DPDP Act provides greater protection to individuals' personal data in digital form. Our Indian business is subject to regulation by the Reserve Bank of India, which is India’s central banking institution.

Summary of Regulations Affecting our Employer Services Business

The Employer Services business unit within our Workforce Solutions business segment helps employers comply with various regulatory frameworks applicable to employers in the United States. As a result, changes to those regulatory frameworks could impact the services we provide. For instance, if the federal government or a state government mandates the use of E-Verify or changes the requirements for individuals to work in the U.S., our I-9 service may be impacted. The Unemployment Cost Management service could be impacted if a state government changes the requirements for employers to process and/or protest unemployment claims. The Tax Management Services business within our Employer Services business is potentially impacted by changes in renewal or non-renewal of U.S. federal and state tax laws or interpretations, for example, those pertaining to work opportunity tax credits and unemployment compensation claims.

Human Resources

Our People

Equifax employed approximately 14,900 employees in 22 countries as of December 31, 2023. Our global employee base consisted of approximately 3,200 employees in our Workforce Solutions business unit, 2,600 employees in our USIS business unit, 4,400 employees in our International business unit and 4,700 employees in our corporate Centers of Excellence, which include our support centers in Chile, Costa Rica, India and Ireland. In 2023, we hired approximately 1,900 new employees and promoted approximately 1,800 employees as we continue to grow and transform our businesses around the world.

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

Forward-Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address future operating performance and events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, improvements in our information technology and data security infrastructure, including as a part of our cloud technology transformation, our strategy, the expected financial and operational benefits, synergies and growth from our acquisitions, changes in U.S. and worldwide economic conditions, such as changes in interest rates and inflation, that materially impact consumer spending, home prices, investment values, consumer debt, unemployment rates and the demand for Equifax's products and services, our culture, our ability to innovate, the market acceptance of new products and services and similar statements about our business plans are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections, including without limitation our expectations regarding the Company’s outlook, long-term organic and inorganic growth, and customer acceptance of our business solutions referenced above under “Item 1. Business” and below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Overview.” These risks and uncertainties include, but are not limited to, those described below in “Item 1A. Risk Factors,” and elsewhere in this report and those described from time to time in our future reports filed with the United States Securities and Exchange Commission (“SEC”). As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

We previously experienced a material cybersecurity incident in 2017 and if we experience additional breaches of our security measures, including from incidents that we fail to detect for a period of time, sensitive data may be accessed, stolen, disclosed or lost. Any such access, disclosure or other loss of information could subject us to business interruption, significant litigation, regulatory fines or penalties, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. While we maintain cybersecurity insurance, we cannot ensure that our insurance policies in the future will be adequate to cover losses from any security breaches.

Security breaches and attacks, and the adverse publicity that may follow, can have a negative impact on our reputation and our relationship with our customers. For example, our reputation with consumers and other stakeholders and our customer relationships were damaged following the cybersecurity incident in 2017, resulting in a negative impact on our revenue for a period of time. If we experience another material cybersecurity incident or are otherwise unable to demonstrate the security of our systems and the data we maintain and retain the trust of our customers, consumers and data suppliers, we could experience a substantial negative impact on our business.

If we fail to achieve and maintain key industry or technical certifications, our customers and business partners may stop doing business with us and we may not be able to win new business, which would negatively affect our revenue.

We are required by customers and business partners to obtain various industry or technical certifications. Such certifications are critical to our business because certain of our current and potential customers and the contracts governing certain customer relationships, as well as certain of our data suppliers, require us to maintain them as a requirement of doing business. For example, as a result of a prior material cybersecurity incident, we lost certain key certifications which caused certain customers and business partners to stop or pause doing business with us and temporarily limited our ability to win new business. We had to spend significant resources on remediation activities in order to obtain these key re-certifications. If we fail to achieve or maintain key industry or technical certifications as a result of another cybersecurity incident or for other reasons, customers and business partners may stop doing business with us and we may not be able to win new business, which would negatively affect our revenue.

Strategy and Market Demand Risks

The failure to realize the anticipated benefits of our technology transformation strategy could adversely impact our business and financial results.

We expect our technology transformation strategy, including our transition to cloud-based technologies, will significantly increase our efficiency, our productivity, and the stability and functionality of our products and services, as well as decrease the cost of our overall systems infrastructure, all of which we expect will drive growth and have a positive effect on our business, competitive position and results of operations. This initiative is a major undertaking as we replace many of our previous operating systems with cloud-based systems. This complex, multifaceted and extensive initiative is expensive and has caused, and may cause in the future, unanticipated problems and expenses. If the transition causes errors or adversely impacts system processes, our new systems do not operate as expected, or the data we transition to the cloud changes in a material way, we may have to incur significant additional costs to make modifications and could lose customers and we may suffer reputational harm as a result. Moreover, we have experienced issues with customer migration, as some of our customers may not migrate to cloud-based technologies on a timely basis or at all or may choose not to utilize our products and services during and after our transition to cloud-based technologies, which could negatively impact our revenue.

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

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers, licensors, furnishers, strategic partners and various government and public record sources. This data includes the widespread and voluntary contribution of credit data from most lenders in the U.S. and many other markets as well as the contribution of data under proprietary contractual agreements, such as employers’ contribution of employment and income data to The Work Number® and telecommunications, cable and utility companies’ contribution of payment and fraud data to the National Cable, Telecommunications and Utility Exchange (NCTUE). For a variety of reasons, including concerns of data furnishers arising out of legislatively or judicially imposed restrictions on use, security breaches or competitive reasons, our data sources could withdraw, delay receipt of or increase the cost of the data they provide to us. Where we currently have exclusive use of data, the providers of the data sources could elect to make the information available to competitors. We also compete with several of our third-party data suppliers. If a substantial number of data sources or certain key data sources were to withdraw or be unable to provide their data, if we were to lose access to data due to government regulation, if we lose our right to the use of data, or if the collection, disclosure or use of data becomes uneconomical, our ability to provide products and services to our customers could be adversely affected, which could result in decreased revenue, net income and earnings per share and reputational loss. There can be no assurance that we would be able to obtain data from alternative sources if our current sources become unavailable.

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

Our customer base suffers when financial markets experience volatility, illiquidity and disruption, and the potential for disruptions going forward presents considerable risks to our business and revenue. High or rising rates of unemployment and interest, declines in income, home prices or investment values, lower consumer confidence and reduced access to credit adversely affect demand for many of our products and services, and consequently our revenue and results of operations, as consumers may postpone or reduce their spending and use of credit, and lenders may reduce the amount of credit offered or available.

In 2024, we expect the U.S. mortgage market, as measured by credit inquiries, to decline by approximately 16% compared to 2023. Any weakening in the U.S. mortgage market resulting in a significant reduction in mortgage originations could have a corresponding negative impact on revenue and operating profit for our business, primarily within the Workforce Solutions and USIS operating segments. To the extent inflation results in higher interest rates and has other adverse effects upon the securities markets and upon the value of financial instruments, it may adversely affect our financial position and profitability.

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

We also license our information to competing firms, and license information from certain of our competitors, in order to sell “tri-bureau” and other products, most notably into the U.S. mortgage market. Changes in prices between competitors for this information and/or changes in the design or sale of tri-bureau versus single or dual bureau product offerings may affect our revenue or profitability.

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

We may face risks associated with our use of certain artificial intelligence and machine learning models.

We use artificial intelligence and machine learning models in the development of some of our products. The models that we use are developed or trained using various data sets. If the models are incorrectly designed, the data we use to train them is incomplete, inadequate, or biased in some way, or if we do not have sufficient rights to use the data on which our models rely, the performance of our products and business, as well as our reputation, could suffer or we could incur liability through the violation of laws, third-party privacy, or other rights, or contracts to which we are a party. In addition, these risks include the possibility of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to artificial intelligence, or other complications that could adversely affect our business, reputation, or financial results. In particular, our use of artificial intelligence in credit decisioning could lead to enhanced scrutiny. Further, our competitors or other third parties may incorporate artificial intelligence into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

The demand for some of our products and services may be negatively impacted to the extent the availability of free or less expensive consumer information increases.

Public or commercial sources of free or relatively inexpensive consumer credit, credit score and other information have become increasingly available, and this trend is expected to continue. Free sources of consumer employment and income information, such as paystubs, have always existed and could impact demand for our products and services in the event that customers determine such data is sufficient to meet their needs. In addition, governmental agencies in particular have increased the amount of information to which they provide free public access and these or other sources of free or relatively inexpensive consumer information from competitors or other commercial sources may reduce demand for our services. Recently, there also has been an increase in companies offering free or low-cost direct-to-consumer credit services (such as credit scores, reports and monitoring) as part of alternative business models that use such services as a means to introduce consumers to other products and services. To the extent that our customers choose not to obtain services from us and instead rely on information obtained at no cost or relatively inexpensively from these other sources, our business, financial condition and results of operations may be adversely affected.

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

Historically, we have relied, in part, on acquisitions, joint ventures and other alliances to grow our business. Any transaction we do complete may not be on favorable terms, may involve greater-than-expected liabilities and expenses, potential impairments of tangible and intangible assets or significant write-offs, and the expected benefits, synergies, revenue and growth from these initiatives may not materialize as planned. We may have difficulty assimilating new businesses and their products, services, technologies, IT systems and personnel into our operations. IT and data security profiles of acquired companies may not meet our technological standards and may take longer to integrate and remediate than planned. This may result in significantly greater transaction, remediation and integration costs for future acquisitions than we have experienced historically, or it could mean that we will not pursue certain acquisitions where the costs of integration and remediation are too significant. We may also have difficulty integrating and operating businesses in geographies and markets or market segments where we do not currently have a significant presence, and acquisitions of businesses having a significant presence outside of the U.S. will increase our exposure to risks of conducting operations in international markets. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and financial condition.

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

We derive a portion of our revenue from direct and indirect sales to U.S. federal, state and local governments and their respective agencies. We also derive a portion of our revenue from sales to foreign governments and related agencies. Such contracts are subject to various procurement laws and regulations, and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments or suspension of future government contracting. A number of our U.S. federal and state government contracts receive enhanced scrutiny and media attention due to the sensitive nature of the data we handle and due to the importance of the government programs we support. If we experience another material cybersecurity incident, if public or legislative scrutiny and pressure leads to reduced use of data by government agencies, or if we experience uptime issues or performance problems, our ability to maintain existing or acquire new government contracts may be substantially impacted.

If our government contracts are terminated, if we are suspended from government work, if the services we provide are no longer needed due to government program change or termination, or if our ability to compete for new contracts is adversely affected, including by our failure to achieve certain government certifications, our business could suffer.

Our business has been and may continue to be negatively impacted by health epidemics, pandemics and similar outbreaks.

We face various risks related to health epidemics, pandemics and similar outbreaks. For example, the COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread adversely impacted the global economy and led to reduced consumer spending and lending activities. Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions. We experienced significant revenue declines in several of our markets as a result of COVID-19 and we may experience similar revenue declines as a result of future health epidemics, pandemics and similar outbreaks.

Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.

Over the past several years, regulators, certain investors, and other stakeholders have focused on various environmental, social and governance ("ESG") matters, both in the United States and internationally. We communicate certain ESG-related initiatives, goals and commitments regarding climate, diversity, responsible sourcing and social investments, and other matters, on our website, in our filings with the SEC and elsewhere. These initiatives, goals and commitments could be difficult to achieve and costly to implement. For example, we have announced our commitments to reduce our greenhouse gas emissions, the achievement of which relies, in large part, on the accuracy of our estimates and assumptions around the availability and cost of renewable energy sources and technologies, the availability of suppliers that can meet our sustainability and other standards, and other factors. We could fail to achieve, or be perceived to fail to achieve, our greenhouse gas reduction commitments or other ESG-related initiatives, goals and commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals and commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-related initiatives, goals and commitments could negatively impact our reputation or otherwise materially harm our business.

Operational Risks

Our technology transformation strategy places a significant strain on our management, operational, financial and other resources.

As part of our technology transformation strategy, we are transitioning and migrating our data systems from traditional, on premises data centers to cloud-based platforms. This initiative places significant strain on our management, personnel, operations, systems, technical performance, financial resources, internal financial controls and reporting function. Our technology transformation strategy requires management time and resources to educate employees and implement new ways of conducting business. The dedication of resources to our technology transformation strategy and cloud-based technologies limits the resources we have available to devote to other initiatives or growth opportunities, or to invest in the maintenance of our existing internal systems. We cannot guarantee that our strategy is the right one or that investments in alternative technologies or other initiatives would not be a better use of our resources.

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

Our customers expect high system availability and response time performance, as well as a very high degree of system resilience. We depend on reliable, stable, efficient and uninterrupted operation of our technology network, systems and data centers to provide service to our customers. Many of the services and systems upon which we rely have been outsourced to third parties. In addition, many of our revenue streams are dependent on links to third party telecommunications providers. These systems and operations, and the personnel that support, service and operate these systems, could be exposed to interruption, damage or destruction from power loss, telecommunication failures, computer viruses, denial-of-service or other cyber attacks, employee or insider malfeasance, human error, fire, natural disasters, war, terrorist acts or civil unrest. We may not have sufficient disaster recovery or redundant operations in place to cover a loss or failure of systems or telecommunications links in a timely manner, which may be exacerbated by any delays in obtaining equipment due to supply chain or other impacts.

In addition, as part of our technology transformation, we are seeking to migrate our customers from traditional data platforms to cloud-based products and services. Some of our customers may not migrate to cloud-based technologies on a timely basis or at all, or may choose not to utilize our products and services during and after our transition to cloud-based technologies. If our customers’ timelines prevent them from migrating to cloud-based technologies quickly enough, they will remain on our legacy infrastructure, which could expose them to system availability, response time and performance issues.

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

Sales outside the U.S. comprised 23% of our total revenue in 2023. As a result, our business is subject to various risks associated with doing business internationally and these risks may differ in each jurisdiction where we operate depending on the particular product or service we offer in the jurisdiction. In addition, many of our employees, suppliers, job functions and facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors including:

•changes in specific country or region political, economic or other conditions;
•trade protection measures;
•data privacy and consumer protection laws and regulations;
•antitrust and competition laws;
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
•implementation of exchange controls;
•geopolitical instability, including terrorism and war and international conflict, including the Russia-Ukraine war and the Israel-Palestine conflict;
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

Compliance with applicable U.S. and foreign laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and restrictions on repatriation of earnings or other similar restraints, data privacy requirements, operational resilience requirements, sustainability reporting, labor laws and anti-competition regulations increases the cost of doing business in foreign jurisdictions. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by our employees, contractors or agents could nevertheless occur.

Legal and Regulatory Risks

As part of a global settlement, we entered into agreements with various parties to settle the U.S. Consumer MDL Litigation and certain federal and state government investigations arising out a material cybersecurity incident in 2017. If we are unable to comply with our obligations under these agreements, it could have a material adverse effect on our financial condition.

In July 2019, the Company entered into multiple agreements that resolve the U.S. consolidated consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (Consumer Cases) (the “U.S. Consumer MDL Litigation”), and the investigations of the FTC, the CFPB, the Attorneys General of 48 states, the District of Columbia and Puerto Rico (the “MSAG Group”) and the NYDFS (collectively, the “Consumer Settlement”) relating to a material cybersecurity incident in 2017. The Consumer Settlement became effective on January 11, 2022.

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

We are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer privacy, cybersecurity, data and financial protection. See “Item 1. Business—Governmental Regulation” in this Form 10-K for a summary of the U.S. and foreign consumer and data protection laws and regulations to which we are subject. These regulations are complex, change frequently, have tended to become more stringent over time, and are subject to administrative interpretation and judicial construction in ways that could harm our business. In addition, new laws and regulations at the state and federal level are enacted frequently, such as amendments to the FCRA, cybersecurity and other requirements promulgated by the FTC, New York Department of Financial Services and SEC, and data privacy laws in several U.S. states.

We expect there to be a continued focus on laws and regulations related to our business, because of policy concerns in the U.S. with regard to the operation of consumer reporting agencies, the collection, use, accuracy, correction and sharing of personal information, and the use of algorithms, artificial intelligence and machine learning in business processes. For example, in September 2023, the CFPB issued an outline of proposed changes to the FCRA which would expand the application of the FCRA to certain business practices not currently subject to the FCRA and would require the removal of medical collection debt from consumer credit reports. Further, in October 2023, California passed the DELETE Act, a first-in-the-nation data broker deletion tool which creates a centralized mechanism to allow consumers to request brokers to delete their personal information, rather than submitting individual requests to brokers registered in the state.

There are a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning privacy or cybersecurity that could affect us. The Canadian and Australian governments have initiated reviews of their consumer privacy laws, and several U.S. states have introduced varying comprehensive privacy laws modeled to some degree on the CCPA and/or the GDPR. In the U.S. and other countries, there have also been new legislative proposals to regulate business use and development of artificial intelligence and machine learning technologies which, if enacted, could impose new legal requirements addressing among other issues, privacy, discrimination and human rights. The specifics of such legislation and the number of jurisdictions that will introduce legislation in this area remain unclear at this time. In addition, a growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that consumer information is accessed or acquired by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the U.S., state laws provide for disparate notification regimes, all of which we are subject to. Further, any perception that our practices or products are an invasion of privacy, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability.

We devote substantial compliance, legal and operational business resources to strive for compliance with applicable regulations and requirements. In the future, we may be subject to significant additional expenses related to compliance with applicable laws and regulations, including new laws and evolving interpretations that have varying requirements and/or are difficult to predict, and to the investigation, defense or remedy of actual or alleged violations. Additionally, we cooperate with CFPB supervisory examinations and respond to other state, federal and foreign government examinations of, or inquiries into, our business practices. In particular, legislative activity in the privacy area may result in new laws that are applicable to us and that may hinder our business, for example, by restricting use or sharing of consumer data, including for marketing or advertising or limiting the use of, limiting our ability to provide certain consumer data to our customers, or otherwise regulating artificial intelligence and machine learning, including the use of algorithms and automated processing in ways that could materially affect our business, or which may lead to significant increases in the cost of compliance. Any failure by us to comply with, or remedy any violations of, applicable laws and regulations, could result in new costs for our operations, the curtailment of certain of our operations, the imposition of fines and penalties, liability to private plaintiffs as a result of individual or class action litigation, restrictions on the operation of our business and reputational harm. It is difficult to predict the impact on our business if we were subject to allegations of having violated existing laws. For example, in Europe, the GDPR, which includes extensive regulations for certain security incidents, could result in fines of up to four percent of annual worldwide “turnover” (a measure similar to revenues in the U.S.). In addition, because many of our products are regulated or sold to customers in various industries, we must comply with additional regulations in marketing our products. Moreover, our compliance with privacy laws and regulations and our reputation depend in part on suppliers’ or customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with consumer expectations and regulatory requirements. Additionally, we may not succeed in adapting our products to changes in the regulatory environment in an efficient, cost effective manner. We cannot predict the ultimate impact on our business of new or proposed rules, supervisory examinations or government investigations or enforcement actions.

The CFPB has supervisory authority over our U.S. business and supporting operations and may initiate enforcement actions with regard to our compliance with federal consumer financial laws.

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

The CFPB conducts examinations and investigations, issues requests for information and subpoenas and brings civil actions in federal court for violations of the federal consumer financial laws, including the FCRA. In these proceedings, the CFPB can seek relief that includes: rescission or reformation of contracts, restitution, disgorgement of profits, payment of damages, limits on activities and civil money penalties of up to $1.0 million per day for known violations. The CFPB conducts periodic examinations of our business and the consumer reporting industry, which could result in new regulations or enforcement actions or proceedings. Actions by the CFPB could result in requirements to alter or cease offering affected products and services, making them less attractive and restricting our ability to offer them.

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

We are regularly involved in claims, suits, government investigations, enforcement actions and other proceedings that may result in adverse outcomes.

We are regularly involved in claims, suits, government investigations, enforcement actions and regulatory proceedings arising from the ordinary course of our business, including actions with respect to consumer protection and data protection, including purported class action lawsuits. Such claims, suits, government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties or sanctions, as well as judgments, consent decrees or orders preventing us from offering certain features, functionalities, products or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. The FCRA contains an attorney fee shifting provision that provides an incentive for consumers to bring individual and class action lawsuits against a consumer reporting agency for violation of the FCRA, and the number of consumer lawsuits (both individual and class action) against us alleging a violation of the FCRA and our resulting costs associated with resolving these lawsuits have increased substantially over the past several years.

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

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

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

Equifax has invested significantly to develop and maintain an information security program with processes, technology and controls to protect the information, systems and resources of the Company. We have a Security team operating under the leadership of our Chief Information Security Officer (“CISO”), including approximately 400 cybersecurity professionals. The key elements of our information security program, including our cybersecurity risk management strategy, are described below.

Security Controls Framework

Equifax has implemented a unified security and privacy controls framework as our primary mechanism to establish strategic priorities related to cybersecurity, assess cybersecurity risk across the enterprise, comply with regulatory requirements and enhance security program maturity. Our unified security and privacy controls framework is based upon the National Institute of Standards and Technology's Cybersecurity Framework (NIST CSF) and Privacy Framework (NIST PF).

Cybersecurity Incident Detection and Response Process

Our information security program is based on five key functions as set forth in the NIST CSF: (i) identify; (ii) protect; (iii) detect; (iv) respond; and (v) recover. As part of that program, we maintain an incident detection and response process that is designed to ensure we appropriately identify, investigate, respond to, and recover from, cybersecurity incidents in order to protect our information, systems and resources. As part of our process, we maintain operational plans for incident response and recovery activities. We regularly review our incident response process and conduct multiple incident response exercises each year, including sessions with management, to test and assess our preparedness to respond to a cybersecurity incident.

As part of our incident detection and response process, we have established internal teams to investigate and escalate notification of cybersecurity incidents. Pursuant to this process, cybersecurity incidents are reported to appropriate personnel within Equifax (including the CISO and the CEO) and to the Board of Directors based on incident severity. We track incidents through resolution, conduct post-incident analysis and update our processes and procedures if areas for improvement are identified. On a monthly basis, a summary of prior period cybersecurity investigation escalations is reviewed by management, including our head of Internal Audit, our CISO, our Chief Financial Officer and our Chief Legal Officer.

To inform our incident detection and response process, our cyber intelligence operations team regularly performs exercises to simulate real threat scenarios that would be carried out by a perpetrator by utilizing the actual tools and methodologies that would be deployed in such an attack (so called “red team” activities).

Risk Management

•Cybersecurity Incorporated into Enterprise Risk Management Program. We have implemented an enterprise risk management (“ERM”) program that operates under the leadership of our Chief Privacy and Compliance Officer. Each business unit and corporate support unit has primary responsibility for assessing and mitigating risks within its respective areas of responsibility, and the ERM team is responsible for oversight and reporting to management and the Board.

Under our ERM program, we conduct an annual enterprise risk assessment, which produces an enterprise risk scorecard. Cybersecurity is one of nine primary risk categories identified within the scorecard. The cybersecurity risk rating is based on a detailed enterprise security risk assessment performed by the Security team. The enterprise risk scorecard is reviewed with management and the Board of Directors on an annual basis.

•Security Risk Assessment. The Security team performs an annual enterprise security risk assessment of the information security program that is provided to management, the Board of Directors and other relevant parties. The security risk assessment provides a detailed understanding of the information security program in order to inform decisions and support risk response. The security risk assessment process evaluates the program’s control domains through various analyses and testing methods to determine the overall level of risk present within the environment over the period evaluated. The risk assessment identifies risks and considers observations from multiple business process- and system-level assessments.

We leverage NIST guidance to inform our process for conducting the security risk assessment. The risk management program and processes can be described in four steps: (i) frame risk; (ii) assess risk; (iii) respond to risk; and (iv) monitor risk.

•Third Party Risk Management. We have a governance process in place to oversee our third-party vendors who have access to our network or who hold or store personal information on our behalf (“risk vendors”). Our risk vendor contracts contain provisions requiring our suppliers to maintain a program that meets our information security standards. We periodically assess risk vendor compliance with our information security program requirements. One such requirement is the obligation that our risk vendors must notify Equifax within a designated time period upon identifying certain cybersecurity events.

•M&A Due Diligence and Integration Process. Our Security team has implemented a due diligence and integration process for entities we acquire through mergers and acquisitions (“M&A”). This process is designed to protect our information systems, align acquired entities with our security controls, and comply with applicable legal and regulatory requirements, without interrupting critical business processes. Our M&A security integration status is reported regularly to management and the Technology Committee and annually to the Board of Directors.

•Employee Training and Awareness. In order to help bolster our cybersecurity defenses and mitigate the risk presented by insider or employee cyber and security threats, Equifax has incorporated employee training into our security program. On an annual basis, all employees are required to complete mandatory security training. In addition, each Equifax employee receives training customized to his or her role or function, and has visibility into his or her individual security performance. We continually measure and assess key employee behaviors, including secure browsing and sensitive data handling. In order to promote a Company-wide focus on data security and reinforce overall security program goals, Equifax includes an individual security performance measure as one of the metrics used to evaluate the performance of all bonus-eligible employees under our annual incentive compensation program.

•Cybersecurity Insurance. We maintain cybersecurity insurance under our errors and omissions/professional liability policy, which provides coverage for certain costs related to cybersecurity incidents.

Review and Assessment of Information Security Program

We conduct regular audits of our information security program, including third party assessments and review by our internal audit department.

•Third Party Assessments of Security Program Maturity. Equifax has a formal process in place to annually assess our security program maturity, which is a measure of our ability to adapt to cyber threats and manage risk over time. Under the oversight of the Technology Committee of the Board of Directors, Equifax engages a third party research and advisory firm to conduct an annual analysis of the maturity of our security program and identify potential initiatives to enhance maturity. On an annual basis, the Technology Committee reviews the results of this analysis with management, including a review of Company performance against relevant benchmarks.

•Controls Testing. Equifax has a formal process in place to periodically assess the effectiveness of controls in our security controls framework. These controls assessments are performed by the Security team. Results are regularly reported to management and the Technology Committee and annually to the Board of Directors.

•Internal Audit Review. Our internal audit department is responsible for providing the Audit and Technology Committees and management with an independent assessment and assurance regarding the design and effectiveness of the risk management framework related to cybersecurity. As part of the assessment of our cybersecurity program, the internal audit department has a “red team” that regularly performs testing to simulate real threat scenarios that would be carried out by a perpetrator. On a quarterly basis, our head of Internal Audit provides an update to management and the Audit and Technology Committees of the Board on audit activities pursuant to the IT and security portions of the internal audit plan. Our head of Internal Audit reviews the IT and security audit reports issued, including a summary of IT and security audit findings by inherent risk and residual risk rating.

Cybersecurity Risks to our Business

As a global data, analytics and technology company, our products and services involve the storage and transmission of personal information of consumers. As a result, we are routinely the target of attempted cyber and other security threats presented by outside third parties, as well as security threats presented by employees and other insiders.

In 2017, we experienced a material cybersecurity incident following a criminal attack on our systems that involved the theft of personal information of U.S., Canadian and U.K. consumers. If we experience additional significant compromises of our security measures, including from incidents that we fail to detect for a period of time, sensitive data may be accessed, stolen, disclosed, altered or lost. Any such access, disclosure, alteration or other loss of information could subject us to significant litigation, regulatory fines or penalties, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Cybersecurity incidents, and the adverse publicity that may follow, can have a negative impact on our reputation and our relationship with our customers. For example, our reputation with consumers and other stakeholders and our customer relationships were damaged following the cybersecurity incident in 2017, resulting in a negative impact on our revenue for a period of time. If we experience another material cybersecurity incident or are otherwise unable to demonstrate the security of our systems and the data we maintain and retain the trust of our customers, consumers and data suppliers, we could experience a substantial negative impact on our business.

For additional information related to the cybersecurity-related risks relevant to our business, see “Risk Factors—Technology and Data Security Risks—Security breaches and other disruptions to our information technology infrastructure could compromise Company, consumer and customer information, interfere with our operations, cause us to incur significant costs for remediation and enhancement of our IT systems and expose us to legal liability, all of which could have a substantial negative impact on our business and reputation” in Part I, Item 1A. of this annual report on Form 10-K.

Governance

Board Oversight of Cybersecurity

The Equifax Board of Directors monitors our “tone at the top” and risk culture and oversees principal risks facing the Company. On an annual basis, the Board reviews an enterprise risk assessment prepared by management that describes the principal risks and monitors the steps management is taking to map and mitigate these risks. The Board then sets the general level of risk appropriate for the Company through business strategy reviews. Risks are assessed throughout the business, focusing on nine primary risk categories, including cybersecurity.

In addition, the Audit and Technology Committees of the Board coordinate on risk management oversight with respect to cybersecurity, including through quarterly joint meetings that cover the following topics:

•Regular reports from the internal audit department regarding the security and technology portions of the internal audit plan
•Regular reports from our CISO and Chief Technology Officer regarding the cybersecurity control environment, including remediation updates, control posture analyses and other recurring items
•Regular reports from our Chief Privacy and Compliance Officer regarding our global privacy, risk management and compliance programs, including matters related to cybersecurity

The Technology Committee of the Board oversees our information security program, including:

•Reviewing with management our technology investments and infrastructure associated with risk management, including policies relating to information security, disaster recovery and business continuity
•Receiving quarterly reports directly from our CISO, including updates on our enterprise cybersecurity threat level
•Overseeing the engagement of outside advisors to review our cybersecurity program
•Reviewing the results of our annual information security program maturity assessment performed by a third party
•Reviewing the results of our annual security program risk assessment prepared by management

Management Oversight of Cybersecurity Risk

Our information security program is managed through implementation, monitoring and continuous improvement of the security program with active participation of management as described below.

•Senior Leadership Team. The Equifax senior leadership team, consisting of our CEO and his direct reports (“SLT”), sets the tone for strategic growth, effective operations and risk mitigation at the management level. The SLT supports the management of the information security program through proper resource allocation and decision-making involving high risk issues. The SLT has overall managerial responsibility for confirming that the information security program functions in a manner that meets the needs of Equifax.

•Chief Information Security Officer. Equifax has a CISO who is a member of the SLT and reports directly to our CEO. Our CISO has more than two decades of experience in cybersecurity-related roles, including serving as CISO at other large, multinational companies. Our CISO is responsible for oversight of the global Security team and the implementation and execution of the information security program. Our CISO helps ensure that the program is strategically aligned to Equifax’s business strategy and is responsible for reporting on the effectiveness of the program to the SLT and the Board of Directors.

•Global Security Team. The Equifax global Security team is responsible for supporting the CISO in the execution of the information security program to meet the program’s objectives. The Security team is directly responsible for the day to day program activities such as planning, implementation, monitoring and reporting on operational capabilities.

ITEM 2. PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements. We ordinarily lease office space for conducting our business and are obligated under approximately 55 leases and other rental arrangements for our field locations. We owned 5 office buildings at December 31, 2023, including our executive offices, one campus which houses our Alpharetta, Georgia technology center, a building utilized by our Workforce Solutions operations located in St. Louis, Missouri, as well as two buildings utilized by our Latin America operations.

For additional information regarding our obligations under leases, see Note 6 and Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. We believe that suitable additional space will be available to accommodate our future needs.

ITEM 3. LEGAL PROCEEDINGS

Remaining Matters Related to 2017 Cybersecurity Incident

Canadian Class Actions. Five putative Canadian class actions, four of which are on behalf of a national class of approximately 19,000 Canadian consumers, are pending against us in Ontario, British Columbia and Alberta. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with a material cybersecurity incident in 2017. In addition to seeking class certification on behalf of Canadian consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident, in some cases, plaintiffs also seek class certification on behalf of a larger group of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident or earlier and were not impacted by the incident. The Ontario class action has been certified in part but is otherwise at a preliminary stage. All other purported class actions are at preliminary stages or stayed.

FCA Investigation. The U.K.’s Financial Conduct Authority (“FCA”) opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017 in connection with the 2017 cybersecurity incident. We received a notice with the FCA's findings on October 13, 2023, and paid a penalty of $13.5 million to resolve the matter.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equifax’s common stock is traded on the New York Stock Exchange under the symbol “EFX.” As of January 31, 2024, Equifax had approximately 2,494 holders of record; however, Equifax believes the number of beneficial owners of common stock exceeds this number.

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

COMPARATIVE FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG EQUIFAX INC., S&P 500 INDEX AND S&P 500 BANKS INDEX (INDUSTRY GROUP)

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
VALUE OF $100 INVESTED AS OF JANUARY 1, 2019
DOLLARS
400.00
300.00
200.00
100.00
0.00
Initial
2019
2020
2021
2022
2023
Equifax Inc.
S&P 500 Index
S&P 500 Banks Index (Industry Group)

	Fiscal Year Ended December 31,
	Initial	2019	2020	2021	2022	2023
Equifax Inc.	100.00	150.46	207.07	314.39	208.70	265.53
S&P 500 Index	100.00	128.88	149.83	190.13	153.16	190.27
S&P 500 Banks Index (Industry Group)	100.00	126.77	111.79	146.34	121.83	123.96

The table below contains information with respect to purchases made by or on behalf of Equifax of its common stock during the fourth quarter ended December 31, 2023:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - October 31, 2023	914	$—	—	$520,168,924
November 1 - November 30, 2023	18,716	$—	—	$520,168,924
December 1 - December 31, 2023	8,763	$—	—	$520,168,924
Total	28,393	$—	—	$520,168,924

(1)    The total number of shares purchased includes, if applicable: (a) shares purchased pursuant to our publicly-announced share repurchase program (the "Repurchase Program"); and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock, totaling 914 shares for the month of October 2023, 18,716 shares for the month of November 2023 and 8,763 shares for the month of December 2023.

(2)    Average price paid per share for shares purchased as part of the Repurchase Program (includes brokerage commissions).

(3)    We purchased no common shares during the twelve months ended December 31, 2023. At December 31, 2023, the amount authorized for future share repurchases under the Repurchase Program was $520.2 million.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance will be included in the section captioned “Equity Compensation Plan Information” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 6. RESERVED

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 8 of this Form 10-K. This section discusses the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 and the year ended December 31, 2022 compared to the year ended December 31, 2021. All percentages have been calculated using unrounded amounts for each of the periods presented.

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

BUSINESS OVERVIEW

Equifax Inc. is a global data, analytics and technology company. We provide information solutions for businesses, governments and consumers, and we provide human resources business process automation and outsourcing services for employers. We have a large and diversified group of clients, including financial institutions, corporations, government agencies and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, educational history, criminal justice data, healthcare professional licensure and sanctions, demographic and marketing data. We use advanced statistical techniques, machine learning and proprietary software tools to analyze available data to create customized insights, decision-making and process automation solutions and processing services for our clients. We are a leading provider of information and solutions used in payroll-related and human resource management business process services in the U.S. as well as e-commerce fraud and charge back protection services in North America. For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions. Additionally, we also provide information, technology and services to support debt collections and recovery management.

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the U.K., Spain and Portugal) and Latin America (Argentina, Brazil, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in Chile, Costa Rica, India and Ireland. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and Brazil.

Recent Events and Company Outlook

As further described above, we operate in the U.S., which represented 77% of our revenue in 2023, and internationally in 20 countries. Our products and services span a wide variety of vertical markets including financial services, mortgage, talent solutions, federal, state and local governments, automotive, telecommunications, e-commerce and many others.

Demand for our services tends to be correlated to general levels of economic activity and to consumer credit and small business commercial credit decisioning and portfolio review, marketing, identity validation and fraud protection activity, employee hiring and onboarding activity, and activity in provisioning support services in the U.S. by government agencies. Demand is also enhanced by our initiatives to expand our products, capabilities and markets served.

For 2024, our planning assumes that U.S. economic activity, as measured by GDP, is expected to grow but at a slower rate of growth than experienced in 2023. Our plan assumes the U.S. mortgage market, as measured by credit inquiries, is expected to decline by about 16% in 2024 versus 2023. The U.S. mortgage market, particularly the mortgage refinance portion of the U.S. mortgage market, can be significantly impacted by U.S. interest rates which impact mortgage rates available to consumers. In the international markets in which we operate, in particular in Australia, the U.K. and Canada, our planning also assumes economic activity, as measured by GDP, to grow in 2024 but at slower rates than in 2023.

Segment and Geographic Information

Segments. The Workforce Solutions segment consists of the Verification Services and Employer Services business lines. Verification Services revenue is transaction-based and is derived primarily from employment and income verification, as well as criminal justice data. Employer Services revenue is derived from our provision of certain human resources business process outsourcing services that include both transaction and subscription based product offerings. These services include unemployment claims management, I-9 and onboarding services, Affordable Care Act compliance management, tax credits and incentives and other complementary employment-based transaction services. Workforce Solutions has established operations in Canada, Australia and the U.K.

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

Geographic Information. We currently have operations in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K., Uruguay and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and Brazil. Approximately 77% and 78% of our revenue was generated in the U.S. during the twelve months ended December 31, 2023 and 2022, respectively.

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

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the twelve months ended December 31, 2023, 2022 and 2021 were as follows:

	Key Performance Indicators Twelve Months Ended December 31,
	2023	2022	2021
	(In millions, except per share data)
Operating revenue	$5,265.2	$5,122.2	$4,923.9
Operating revenue change	3%	4%	19%
Operating income	$933.6	$1,056.0	$1,138.0
Operating margin	17.7%	20.6%	23.1%
Net income attributable to Equifax	$545.3	$696.2	$744.2
Diluted earnings per share	$4.40	$5.65	$6.02
Cash provided by operating activities	$1,116.8	$757.1	$1,334.8
Capital expenditures*	$(585.8)	$(617.4)	$(490.5)
*Amounts include accruals for capital expenditures.

RESULTS OF OPERATIONS —
TWELVE MONTHS ENDED DECEMBER 31, 2023, 2022 AND 2021

Consolidated Financial Results

Operating Revenue

	Twelve Months Ended December 31,			Change
				2023 vs. 2022		2022 vs. 2021
Operating Revenue	2023	2022	2021	$	%	$	%
	(In millions)
Workforce Solutions	$2,315.8	$2,325.4	$2,035.4	$(9.6)	—%	$290.0	14%
U.S. Information Solutions	1,720.4	1,657.7	1,786.7	62.7	4%	(129.0)	(7)%
International	1,229.0	1,139.1	1,101.8	89.9	8%	37.3	3%
Consolidated operating revenue	$5,265.2	$5,122.2	$4,923.9	$143.0	3%	$198.3	4%

Revenue for 2023 increased by 3% compared to 2022, due to revenue growth in International and USIS. International revenue growth was driven by growth in Latin America primarily from the Boa Vista Serviços S.A. ("BVS") acquisition, as well as growth in Canada, Europe and Asia Pacific. USIS revenue growth was primarily due to growth in online revenue, partially offset by declines in Mortgage Solutions. Workforce Solutions revenue declined slightly, as a decline in Verification Services revenue due to the impact of the decline in mortgage activity was principally offset by growth in Employer Services revenue. The effect of foreign exchange rates decreased revenue by $51.2 million, or 1%, in 2023 compared to 2022.

Revenue for 2022 increased by 4% compared to 2021. The increase was primarily due to growth in Workforce Solutions and International, partially offset by a decline in USIS. A significant decline in U.S. mortgage activity negatively impacted the growth in Workforce Solutions and caused the decline in USIS revenue. The effect of foreign exchange rates decreased revenue by $94.9 million, or 2%, in 2022 compared to 2021.

Operating Expenses

	Twelve Months Ended December 31,			Change
				2023 vs. 2022		2022 vs. 2021
Operating Expenses	2023	2022	2021	$	%	$	%
	(In millions)
Consolidated cost of services	$2,335.1	$2,177.2	$1,980.9	$157.9	7%	$196.3	10%
Consolidated selling, general and administrative expenses	1,385.7	1,328.9	1,324.6	56.8	4%	4.3	—%
Consolidated depreciation and amortization expense	610.8	560.1	480.4	50.7	9%	79.7	17%
Consolidated operating expenses	$4,331.6	$4,066.2	$3,785.9	$265.4	7%	$280.3	7%

Cost of Services.  Cost of services increased $157.9 million in 2023 compared to 2022. The increase is primarily due to higher royalty costs, people costs, third party cloud usage fees and software costs, and costs of purchased data and information. The effect of changes in foreign exchange rates decreased cost of services by $16.9 million.

Cost of services increased $196.3 million in 2022 compared to 2021. The increase is due to higher royalty costs, costs of purchased data and information, third party cloud usage fees, and people costs. The effect of changes in foreign exchange rates decreased cost of services by $50.5 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $56.8 million in 2023 compared to 2022. The increase in 2023 is primarily due to an increase in litigation expense, mainly due to a payment to the U.K. FCA for a penalty associated with resolution of the investigation of a material 2017 cybersecurity incident as well as higher people costs, partially offset by lower discretionary expenses. The increase in people costs is primarily driven by higher incentive plans, partially offset by lower temporary labor. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $16.6 million.

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

Depreciation and Amortization.  Depreciation and amortization expense for 2023 increased by $50.7 million. The increase is due to increased amortization of capitalized internal-use software and system costs from technology transformation capital spending incurred previously as well as higher amortization of purchased intangible assets related to recent acquisitions. The impact of changes in foreign currency exchange rates led to a decrease in depreciation and amortization expense of $1.5 million.

Depreciation and amortization expense increased by $79.7 million in 2022 compared to 2021. This increase was due to higher amortization of purchased intangible assets related to recent acquisitions as well as amortization of capitalized internal-use software and systems costs from technology transformation capital spending incurred previously. The impact of changes in foreign currency exchange rates led to a decrease in depreciation and amortization expense of $11.6 million.

Operating Income and Operating Margin

	Twelve Months Ended December 31,			Change
Operating Income and Operating Margin				2023 vs. 2022			2022 vs. 2021
	2023	2022	2021	$	%		$	%
	(In millions)
Consolidated operating revenue	$5,265.2	$5,122.2	$4,923.9	$143.0	3%		$198.3	4%
Consolidated operating expenses	4,331.6	4,066.2	3,785.9	265.4	7%		280.3	7%
Consolidated operating income	$933.6	$1,056.0	$1,138.0	$(122.4)	(12)%		$(82.0)	(7)%
Consolidated operating margin	17.7%	20.6%	23.1%		(2.9)	pts		(2.5)	pts

Total company operating margin decreased by 2.9 percentage points in 2023 versus 2022 and by 2.5 percentage points in 2022 versus 2021. The margin decrease in both periods was due to the aforementioned increased operating expenses and amortization expenses during the periods, partially offset by the higher reported revenue during the periods.

Interest Expense and Other Income (Expense), net

	Twelve Months Ended December 31,			Change
				2023 vs. 2022		2022 vs. 2021
Consolidated Interest and Other Income (Expense), net	2023	2022	2021	$	%	$	%
	(In millions)
Consolidated interest expense	$(241.4)	$(183.0)	$(145.6)	$(58.4)	32%	$(37.4)	26%
Consolidated other income (expense), net	25.7	56.7	(43.2)	(31.0)	(55)%	99.9	(231)%

Average cost of debt	4.2%	3.2%	3.2%
Total consolidated debt, net, at year end	$5,711.2	$5,787.3	$5,294.9	$(76.1)	(1)%	$492.4	9%

Interest expense increased in 2023, when compared to 2022, due to higher interest rates attributable to debt agreements entered into during 2022 and 2023, as well as higher weighted average debt balances in 2023 when compared to the same periods of 2022.

Interest expense increased in 2022, when compared to 2021, due to a higher weighted average outstanding amount of debt and higher interest costs attributable to debt agreements entered into during 2022.

The decrease in other income (expense), net in 2023 is due to the gains associated with the sale of equity method investments and higher fair value adjustment of our investment in BVS in 2022 that did not recur in 2023. We also incurred higher pension expense in 2023 as compared to 2022. For 2023 and 2022, we recorded a $0.1 million loss and $1.4 million gain, respectively, on the mark-to-market adjustment of our pension plan assets.

The increase in other income (expense), net in 2022 is driven by changes in our fair value adjustments of our investments, gains on the sale of multiple equity investments and mark-to-market adjustments for our pension assets. We recorded a $13.3 million gain on the fair value adjustment of our investment in BVS in 2022, compared to a $64.0 million loss in 2021. During 2022, we recorded a gain of $19.1 million as a result of the sale of multiple equity investments, including the sale of our equity method investment in Russia during the third quarter of 2022. For 2022 and 2021, we recorded a $1.4 million gain and $20.2 million loss, respectively, on the mark-to-market adjustment of our pension plan assets.

Income Taxes

	Twelve Months Ended December 31,			Change
				2023 vs. 2022		2022 vs. 2021
Provision for Income Taxes	2023	2022	2021	$	%	$	%
	(In millions)
Consolidated provision for income taxes	$(166.2)	$(229.5)	$(200.7)	$63.3	(28)%	$(28.8)	14%
Effective income tax rate	23.2%	24.7%	21.2%

Our effective tax rate was 23.2% for 2023, down from 24.7% for the same period in 2022. Our effective tax rate is lower for the year ended December 31, 2023 compared to 2022 due to the write off of a deferred tax liability related to our original investment in BVS which was no longer necessary given the acquisition of the company in the third quarter of 2023, partially offset by an increase in the foreign rate differential.

Our effective tax rate was 24.7% for 2022, up from 21.2% for the same period in 2021. Our effective tax rate was higher for the year ended December 31, 2022 compared to 2021 due to a higher foreign rate differential, primarily due to the changes in the fair value of our investment in Brazil.

Net Income

	Twelve Months Ended December 31,			Change
				2023 vs. 2022		2022 vs. 2021
Net Income	2023	2022	2021	$	%	$	%
	(In millions, except per share amounts)
Consolidated operating income	$933.6	$1,056.0	$1,138.0	$(122.4)	(12)%	$(82.0)	(7)%
Consolidated interest and other income (expense), net	(215.7)	(126.3)	(188.8)	(89.4)	71%	62.5	(33)%
Consolidated provision for income taxes	(166.2)	(229.5)	(200.7)	63.3	(28)%	(28.8)	14%
Consolidated net income	551.7	700.2	748.5	(148.5)	(21)%	(48.3)	(6)%
Net income attributable to noncontrolling interests	(6.4)	(4.0)	(4.3)	(2.4)	60%	0.3	(7)%
Net income attributable to Equifax	$545.3	$696.2	$744.2	$(150.9)	(22)%	$(48.0)	(6)%
Diluted earnings per share:
Net income attributable to Equifax	$4.40	$5.65	$6.02	$(1.25)	(22)%	$(0.37)	(6)%
Weighted-average shares used in computing diluted earnings per share	123.9	123.3	123.6

Consolidated net income decreased by $148.5 million in 2023 compared to 2022 due to lower levels of operating income, higher interest expense, and lower levels of other income, net, partially offset by the decrease in income tax expense.

Consolidated net income decreased by $48.3 million in 2022 compared to 2021 due to a decrease in operating income and an increase in income tax expense, partially offset by the increase in other income, net.

Segment Financial Results

Workforce Solutions

	Twelve Months Ended December 31,			Change
				2023 vs. 2022			2022 vs. 2021
Workforce Solutions	2023	2022	2021	$	%		$	%
	(In millions)
Operating Revenue:
Verification Services	$1,846.2	$1,871.0	$1,608.9	$(24.8)	(1)%		$262.1	16%
Employer Services	469.6	454.4	426.5	15.2	3%		27.9	7%
Total operating revenue	$2,315.8	$2,325.4	$2,035.4	$(9.6)	—%		$290.0	14%
% of consolidated revenue	44%	45%	42%
Total operating income	$969.3	$1,006.0	$1,000.7	$(36.7)	(4)%		$5.3	1%
Operating margin	41.9%	43.3%	49.2%		(1.4)	pts		(5.9) pts

Workforce Solutions revenue declined slightly in 2023 compared to 2022, which was due to a decline in Verification Services as declines in mortgage revenue were partially offset by growth in the government and talent verticals. This decline was principally offset by growth in Employer Services revenue, which was driven by revenue from recently acquired companies and growth in I-9 and onboarding services.

Workforce Solutions revenue increased by 14% in 2022 compared to 2021, due to growth in Verification Services driven by growth in government, talent and consumer finance verticals as well as revenue from acquired companies, partially offset by declines in mortgage revenue. Employer Services also grew in 2022 compared to 2021, due to revenue from acquired companies and growth in I-9 and onboarding services.

Verification Services.  Revenue decreased 1% in 2023 compared to 2022. The decrease in revenue was due to declines in the mortgage vertical, partially offset by an increase in the government and talent solutions verticals.

Revenue increased 16% in 2022 compared to 2021. The increase in revenue was due to growth in government, talent solutions and consumer finance verticals, along with growth from the full year impact of Insights, which was acquired in the fourth quarter of 2021, offset by a decline in the mortgage vertical due to significantly slower U.S. mortgage activity in 2022. Verification Services benefited across all verticals from the continued growth of employment and income records in The Work Number database.

Employer Services.  Revenue increased 3% in 2023, compared to 2022 due to revenue from recently acquired companies and I-9 and onboarding services, partially offset by lower tax credit revenue and a decrease in unemployment claims revenue.

Revenue increased 7% in 2022 compared to 2021 due to growth in employee services, partially offset by a decrease in unemployment claims management revenue as the number of unemployment claims returned to pre-COVID-19 levels in 2022 after having been significantly higher in 2021 due to the economic impact of COVID-19 on the U.S. economy. Employer Services also benefited from acquisition revenue in 2022.

Workforce Solutions Operating Margin.  Operating margin decreased to 41.9% in 2023 compared to 43.3% in 2022 due to an increase in operating expenses. The increased operating expenses were a result of increased royalty costs, costs of purchased data or information, and amortization of capitalized internal-use software and system costs from technology transformation capital spending, partially offset by a decrease in people costs and discretionary expenses. Operating margin decreased to 43.3% in 2022 compared to 49.2% in 2021 due to increased royalty costs, people costs, purchased intangible asset amortization and costs of purchased data or information, which altogether grew faster than the increase in revenue.

U.S. Information Solutions

	Twelve Months Ended December 31,			Change
U.S. Information Solutions				2023 vs. 2022			2022 vs. 2021
	2023	2022	2021	$		%	$		%
	(In millions)
Operating revenue:
Online Information Solutions	$1,375.2	$1,295.4	$1,349.8	$79.8		6%	$(54.4)		(4)%
Mortgage Solutions	113.7	138.3	190.4	(24.6)		(18)%	(52.1)		(27)%
Financial Marketing Services	231.5	224.0	246.5	7.5		3%	(22.5)		(9)%
Total operating revenue	$1,720.4	$1,657.7	$1,786.7	$62.7		4%	$(129.0)		(7)%
% of consolidated revenue	33%	33%	36%
Total operating income	$365.0	$402.1	$551.8	$(37.1)		(9)%	$(149.7)		(27)%
Operating margin	21.2%	24.3%	30.9%		(3.1)	pts		(6.6)	pts

U.S. Information Solutions revenue increased 4% in 2023 compared to 2022 due to growth in online revenue from non-mortgage online services and revenue from acquisitions, as well as growth in consumer services revenue. Mortgage Solutions revenue also declined in 2023 compared to 2022. The decline in Mortgage Solutions and mortgage related online revenue was due to declines in mortgage credit inquiry volumes.

U.S. Information Solutions revenue decreased 7% in 2022 compared to 2021 due to the negative impact of declining mortgage inquiry volumes on both online services and Mortgage Solutions, as well as a decline in marketing solutions, partially offset by growth in non-mortgage online services and acquisition-related revenue. The decline in mortgage related online revenue and Mortgage Solutions revenue in 2022 was due to declining mortgage credit inquiry volumes.

Online Information Solutions.  Revenue for 2023 increased 6% compared to 2022, driven by continued growth in online non-mortgage services, revenue from acquisitions, consumer services and commercial risk.

Revenue for 2022 decreased 4% compared to 2021, due to declining mortgage inquiry volumes compared to the prior year, partially offset by growth of non-mortgage online services and revenue from acquisitions.

Mortgage Solutions.  Revenue decreased 18% in 2023 compared to 2022, due to significantly lower mortgage credit inquiry volumes in 2023 compared to the prior year.

Revenue decreased 27% in 2022 compared to 2021, due to declining mortgage inquiry volumes, as compared to the prior year.

Financial Marketing Services.  Revenue increased 3% in 2023 compared to 2022, driven by growth in both credit marketing services, as well as risk and data services.

Revenue decreased 9% in 2022 compared to 2021, driven by lower fraud, risk management and other data services revenue.

U.S. Information Solutions Operating Margin.  USIS operating margin decreased to 21.2% in 2023 compared to 24.3% in 2022, due to an increase in operating expenses, partially offset by the increase in revenue. The increase in operating expenses is due to increased incentive and salary expenses, royalty expenses, third party cloud usage fees and software costs, and amortization expenses. USIS operating margin decreased to 24.3% in 2022 compared to 30.9% in 2021, due to the decrease in revenue and increases in depreciation expense related to increased capitalized software development spending and third party cloud usage fees and software costs, partially offset by lower costs of purchased data or information.

International

Twelve Months Ended December 31,	Change
2023 vs. 2022	2022 vs. 2021
International	2023	2022	2021	$	%	$	%
(In millions)
Operating revenue:
Asia Pacific	$345.3	$348.4	$356.0	$(3.1)	(1)%	$(7.6)	(2)%
Europe	333.2	327.8	319.9	5.4	2%	7.9	2%
Latin America	290.9	206.8	175.9	84.1	41%	30.9	18%
Canada	259.6	256.1	250.0	3.5	1%	6.1	2%
Total operating revenue	$1,229.0	$1,139.1	$1,101.8	$89.9	8%	$37.3	3%
% of consolidated revenue	23%	22%	22%
Total operating income	$167.8	$147.0	$141.9	$20.8	14%	$5.1	4%
Operating margin	13.7%	12.9%	12.9%	0.8	pts	—	pts

International revenue increased by 8% in 2023 as compared to 2022. Local currency revenue increased 12% in 2023, driven by revenue growth in Latin America from the BVS acquisition and growth in Argentina, as well as growth in our credit reporting business across all geographies. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $51.2 million, or 4%.

International revenue increased by 3% in 2022 as compared to 2021. Local currency revenue increased 12% in 2022, driven by increases in Latin America, Europe, Canada and Asia Pacific. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $94.8 million, or 9%.

Asia Pacific. Local currency revenue increased 4% in 2023 as compared to 2022, driven by growth in Australia due to growth in commercial, identity and fraud, and credit reporting businesses. India revenue also grew due to growth in the credit reporting business primarily due to higher online volumes. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $15.7 million, or 5%. Reported revenue decreased 1% in 2023 as compared to 2022.

Local currency revenue increased 6% in 2022 as compared to 2021, driven by stronger volumes within Australia due to growth in credit reporting, commercial and identity and fraud, partially offset by consumer direct. India revenue also grew due to higher credit reporting volumes. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $29.2 million, or 8%. Reported revenue decreased 2% in 2022 as compared to 2021.

Europe.  Local currency revenue was flat in 2023 as compared to 2022, driven by growth in credit reporting businesses in Europe, offset by lower debt placements within our debt services business. Local currency fluctuations against the U.S. dollar positively impacted revenue by $4.2 million, or 2%, for 2023. Reported revenue increased 2% in 2023 as compared to 2022.

Local currency revenue increased 14% in 2022 as compared to 2021, driven principally by growth in the debt services business. The European credit reporting business grew slightly as growth in core credit decisioning and identity and fraud were partially offset by a decline in the consumer direct business. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $37.4 million, or 12%, for 2022. Reported revenue increased 2% in 2022 as compared to 2021.

Latin America. Local currency revenue increased 56% in 2023 as compared to 2022 reflecting revenue from the BVS acquisition and local currency growth in Argentina and across Central America, primarily related to growth in revenue from an acquired company in the Dominican Republic. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $31.8 million, or 15%, in 2023, primarily from Argentina. Reported revenue increased 41% in 2023 as compared to 2022.

Local currency revenue increased 29% in 2022 as compared to 2021 reflecting local currency growth across most countries driven by price increases mainly in Argentina and Chile, stronger online consumer growth, as well as growth due to acquisition revenue. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $20.3 million, or 11%, in 2022, primarily from Argentina and Chile. Reported revenue increased 18% in 2022 as compared to 2021.

Canada.  Local currency revenue increased 4% in 2023 as compared to 2022. Revenue in 2023 reflected increases in the consumer credit reporting business, as well as commercial and identity and fraud revenue. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $7.8 million, or 3%, in 2023. Reported revenue increased 1% in 2023 as compared to 2022.

Local currency revenue increased 6% in 2022 as compared to 2021 primarily driven by strong identity and fraud revenue and higher commercial online volumes, partially offset by declines in the consumer credit reporting business due to direct services volumes and mortgage related products due to interest rate increases. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $8.0 million, or 4%, in 2022. Reported revenue increased 2% in 2022 as compared to 2021.

International Operating Margin.  Operating margin was 13.7% in 2023 compared to 12.9% in 2022. The increase in margin is mainly due to increased revenue, partially offset by increased salary and incentive costs, increased costs of purchased data or information, higher cloud production costs, increased depreciation expense related to technology transformation project spending and higher amortization of purchased intangible assets related to recent acquisitions. Operating margin was 12.9% in both 2022 and 2021. The 2022 margin was driven by higher revenue, lower purchased intangible asset amortization costs, and lower incentives, partially offset by higher third party cloud usage fees and software costs, fees paid to third parties, and depreciation expense related to technology transformation project spending.

General Corporate Expense

	Twelve Months Ended December 31,			Change
				2023 vs. 2022		2022 vs. 2021
General Corporate Expense	2023	2022	2021	$	%	$	%
	(In millions)
General corporate expense	$568.5	$499.1	$556.4	$69.4	14%	$(57.3)	(10)%

Our general corporate expenses are unallocated costs that are incurred at the corporate level and include those expenses impacted by the overall management and strategic choices of the company, including shared services overhead, technology, security, data and analytics, administrative, legal, restructuring, and the portion of management incentive compensation determined by total company-wide performance.

General corporate expense increased $69.4 million in 2023. The increase in 2023 as compared to 2022 is due to payment of a penalty associated with resolution of the investigation of a material 2017 cybersecurity incident by the U.K. FCA, as well as increased people costs, primarily incentive plans and restructuring charges.

General corporate expense decreased $57.3 million in 2022 as compared to 2021. The decrease in 2022 as compared to 2021 is due to reduced people costs, primarily incentive plans and professional fees.

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

Funds generated by operating activities, our $1.5 billion five-year unsecured revolving credit facility (the "Revolver") and related commercial paper (“CP”) program, more fully described below, are our most significant sources of liquidity. At December 31, 2023, we had $216.8 million in cash and cash equivalents, as well as $1,303.6 million available to borrow under our Revolver.

Sources and Uses of Cash

We believe that our existing cash balance, liquidity available from our CP and Revolver, cash generated from ongoing operations and continued access to public or private debt markets will be sufficient to satisfy cash requirements over the next 12 months and beyond. While there was no significant change in our cash requirements as of December 31, 2023 compared to December 31, 2022, we have utilized existing CP and Revolver capacity, together with cash from operating activities, to meet our current obligations. During the first quarter of 2023, we borrowed $175.0 million on our Revolver to pay down CP. We subsequently repaid the Revolver in full during the second quarter of 2023.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of December 31, 2023, we held $180.0 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the twelve months ended December 31, 2023, 2022 and 2021:

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In millions)
Operating activities	$1,116.8	$757.1	$1,334.8	$359.7	$(577.7)
Investing activities	$(878.2)	$(959.5)	$(3,398.2)	$81.3	$2,438.7
Financing activities	$(306.2)	$273.7	$617.7	$(579.9)	$(344.0)

Operating Activities

Cash provided by operating activities for 2023 increased by $359.7 million compared to 2022 primarily due to the $345.0 million consumer class action settlement payment that was made in January 2022 related to the U.S. Consumer MDL Litigation settlement that became effective on January 11, 2022 that did not recur in 2023.

Cash provided by operating activities for 2022 decreased by $577.7 million compared to 2021 due to decreased net income and the $345.0 million consumer class action settlement payment that was made in January 2022 related to the U.S. Consumer MDL Litigation settlement that became effective on January 11, 2022.

Investing Activities

Capital Expenditures

	Twelve Months Ended December 31,			Change
Net cash used in:	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In millions)
Capital expenditures*	$(601.3)	$(624.5)	$(469.0)	$23.2	$(155.5)
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

Capital expenditures decreased in 2023 from 2022 due to lower capitalized software costs and lower spending on technology infrastructure as compared to 2022 as we get closer to completion of our technology transformation. Capital expenditures increased in 2022 from 2021 as we continued to invest in enhanced technology systems and infrastructure as part of our technology transformation in 2022.

Acquisitions, Divestitures and Investments

	Twelve Months Ended December 31,			Change
Net cash (used in) provided by:	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In millions)
Acquisitions, net of cash acquired	$(283.8)	$(433.8)	$(2,935.6)	$150.0	$2,501.8
Cash received from sale of asset	$—	$—	$4.9	$—	$(4.9)
Cash received from divestitures	$6.9	$98.8	$1.5	$(91.9)	$97.3

2023 Acquisitions and Investments. During 2023, we acquired The Food Industry Credit Bureau and BVS within the International operating segment. During 2023, we sold an equity investment.

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

For additional information about our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Financing Activities

Borrowings and Credit Facility Availability

	Twelve Months Ended December 31,			Change
Net cash (used in) provided by:	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In millions)
Net short-term (payments) borrowings	$(371.2)	$242.2	$323.4	$(613.4)	$(81.2)
Payments on long-term debt	$(579.3)	$(500.0)	$(1,100.2)	$(79.3)	$600.2
Proceeds from issuance of long-term debt	$872.9	$749.3	$1,697.1	$123.6	$(947.8)

Borrowing and Repayment Activity.  Net short-term repayments primarily represent repayments or borrowings of outstanding amounts under our CP program. We primarily borrow under our CP program as needed and as availability allows.

The decrease in net short-term borrowings in 2023 is due to higher repayments on short-term borrowings on our CP notes during the year as compared to 2022. The decrease in short-term borrowings in 2022 is due to lower net short-term borrowings of our CP notes during the year as compared to 2021.

Borrowings on long-term debt represent $175.0 million of borrowings on our Revolver during the first quarter of 2023 and the issuance of $700.0 million of 5.1% Senior Notes in the second quarter of 2023.

In May 2023, we issued $700.0 million aggregate principal amount of 5.1% five-year Senior Notes due 2028 (the "2028 Notes") in an underwritten public offering. Interest on the 2028 Notes accrues at a rate of 5.1% per year and is payable semi-annually in arrears on June 1 and December 1 of each year. The net proceeds of the sale of the 2028 Notes were ultimately used to repay our then-outstanding $400.0 million 3.95% Senior Notes due June 2023 at maturity. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our CP program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2028 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

In September 2022, we issued $750.0 million aggregate principal amount of 5.1% five-year Senior Notes due 2027 (the "2027 Notes") in an underwritten public offering. Interest on the 2027 Notes accrues at a rate of 5.1% per year and is payable semi-annually in arrears on June 15 and December 15 of each year. The net proceeds of the sale of the 2027 Notes were ultimately used to repay our then-outstanding $500.0 million 3.30% Senior Notes due December 2022. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our CP program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2027 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

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

Repayments on long-term debt represent $175.0 million of repayments on our Revolver and repayment of our $400.0 million 3.95% Senior Notes during the second quarter of 2023. Repayments on long-term debt in 2022 reflect the October 2022 repayment of the $500.0 million Senior Notes due December 2022 with the proceeds from the $750.0 million 5.1% Senior Notes issued in September 2022 and commercial paper borrowings. Payments on long-term debt in 2021 reflect payments on the 2.3% Senior Notes, 3.6% Senior Notes and Floating Rate Notes that were due in 2021 using proceeds from the issuance of Senior Notes and the new term loan.

Credit Facilities Availability. We have access to a $1.5 billion five-year unsecured revolving credit facility (the Revolver) and a $700.0 million delayed draw term loan ("Term Loan"), collectively known as the “Senior Credit Facilities,” both of which mature in August 2026. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the Revolver.

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

As of December 31, 2023, there were $0.4 million of letters of credit outstanding, no outstanding borrowings under the Revolver, $695.6 million outstanding under the Term Loan and $196.0 million of outstanding CP notes. Availability under the Revolver was $1,303.6 million at December 31, 2023.

At December 31, 2023, approximately 84% of our debt was fixed-rate debt and 16% was variable-rate debt. Our variable-rate debt consists of our outstanding Term Loan and CP. The interest rates reset periodically, depending on the terms of the respective financing agreements. At December 31, 2023, the interest rate on our variable-rate debt ranged from 5.45% to 6.71%.

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
As of December 31, 2023, we were in compliance with all of our debt covenants.
We do not have any credit rating triggers that would accelerate the maturity of a material amount of the outstanding debt; however, our 2.6% senior notes due 2024, 2.6% senior notes due 2025, 3.25% senior notes due 2026, 5.1% senior notes due 2027, 5.1% senior notes due 2028, 3.1% senior notes due 2030, 2.35% senior notes due 2031 and 7.0% senior notes due 2037 (collectively, the “Senior Notes”) contain change in control provisions. If the Company experiences a change of control or publicly announces an intention to effect a change of control and the rating on the Senior Notes is lowered by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) below an investment grade rating within 60 days of such change of control or notice thereof, then the Company will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.
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

Equity Transactions

	Twelve Months Ended December 31,			Change
Net cash (used in) provided by:	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In millions)
Treasury stock purchases	$—	$—	$(69.9)	$—	$69.9
Dividends paid to Equifax shareholders	$(191.8)	$(191.1)	$(190.0)	$(0.7)	$(1.1)
Distributions paid to noncontrolling interests	$(45.6)	$(3.1)	$(6.5)	$(42.5)	$3.4
Proceeds from exercise of stock options and employee stock purchase plan	$32.3	$16.9	$46.8	$15.4	$(29.9)

Sources and uses of cash related to equity during the twelve months ended December 31, 2023, 2022 and 2021 were as follows:

•We did not repurchase any shares on the open market in 2023 or in 2022. We repurchased 0.4 million of common shares on the open market in 2021. As of December 31, 2023, under the existing board authorization, the Company is approved for additional stock repurchases of $520.2 million.

•During the twelve months ended December 31, 2023, 2022 and 2021, we paid cash dividends to Equifax shareholders of $191.8 million, $191.1 million and $190.0 million, respectively, at $1.56 per share for 2023, 2022 and 2021.

•During the twelve months ended December 31, 2023, we paid distributions to noncontrolling interests of $45.6 million. During the twelve months ended December 31, 2022 and 2021, we paid dividends to noncontrolling interests of $3.1 million and $6.5 million, respectively.

•We received cash of $32.3 million, $16.9 million, and $46.8 million during the first twelve months ended December 31, 2023, 2022 and 2021, respectively, from the exercise of stock options and purchases under the employee stock purchase plan.

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

Contractual Obligations, Commercial Commitments and Other Contingencies

The company's material cash requirements include the following contractual and other obligations. Our plan is to use existing cash balances and funds generated by operating activities to fund our obligations and commitments. If our cash requirements exceed our existing cash balances and funds generated by operations, we will finance future cash requirements with existing borrowing capacity, as necessary. In the event that additional financing is needed, we would finance using the public and private corporate bond markets and/or syndicated loan markets, if available. The following sections provide details of material cash requirements from known contractual and other obligations as of December 31, 2023.

Debt
As of December 31, 2023, we had outstanding variable and fixed rate debt with varying maturities for an aggregate principal amount of $5.7 billion, with $963.4 million payable within the next twelve months, as detailed further in Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this report. Future interest payments associated with the outstanding variable and fixed rate notes totals $1,103.5 million, with $237.9 million payable within the next twelve months.

We also issue unsecured promissory notes through our Revolver and CP program, with the Revolver set to expire in August 2026. As of December 31, 2023, we had no amount outstanding under our Revolver and $196.0 million outstanding under our CP program.

Data Processing, Outsourcing Agreements and Other Purchase Obligations

We utilize several outsourcing partners for services that we outsource associated with our computer data processing operations and related functions, cloud provider services and certain administrative functions. These agreements expire between 2024 and 2029. As of December 31, 2023 the estimated aggregate minimum contractual obligation remaining under these agreements is approximately $1.4 billion, with $405.5 million payable within the next twelve months.

Pension, Post-Retirement and Deferred Compensation Obligations

As detailed further in Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this report, we have several pension, post-retirement benefit and deferred compensation plans. Our U.S. Retirement Plan is frozen and is supported by plan assets to fund future payments. During the third quarter of 2022, we settled the liabilities under our Canadian Retirement Income Plan. We have three supplemental retirement plans for certain key employees which are unfunded. As of December 31, 2023, the total gross obligation for the pension and post-retirement plans was $477.2 million, with $42.0 million of benefits expected to be paid within the next twelve months.

We maintain deferred compensation plans for certain management employees and the Board of Directors to defer the receipt of compensation until a later date based on the terms of the plan. As of December 31, 2023, the total obligation for the deferred compensation plans was $43.4 million, with $6.3 million expected to be paid within the next twelve months. These obligations exclude those under our deferred stock compensation plans.

Payments to Resolve Certain Legal Proceedings and Investigations

The Company has made and expects to make payments to resolve certain legal proceedings and investigations related to the 2017 cybersecurity incident, described more fully in “Item 3. Legal Proceedings” in this Form 10-K. Through 2023, the Company has made payments of $802.2 million for legal settlements related to a material cybersecurity incident in 2017. On

January 11, 2022, the Consumer Settlement became effective, and on January 24, 2022, we deposited the $345.0 million remaining to be paid to the Consumer Restitution Fund. The U.K.’s Financial Conduct Authority (“FCA”) opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017 in connection with the 2017 cybersecurity incident. We received a notice with the FCA's findings on October 13, 2023, and paid a penalty of $13.5 million to resolve the matter.

Leases

As detailed further in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this report, our lease arrangements principally involve office space. As of December 31, 2023, our total fixed lease payment obligations were $140.7 million, with $31.9 million payable within the next twelve months.

Other Planned Uses of Capital

We will continue to invest in sales, marketing, new product development, security and our technology, as well as continue to make strategic acquisitions that align with our business strategy. Additions to property and equipment will continue in order to support growth in new product development and our technology transformation, although we expect spending related to capital expenditures for the next twelve months to be down from current levels.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing activities.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance and surety bonds and standby letters of credit was not material at December 31, 2023, and generally have a remaining maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2023.

Benefit Plans

We sponsor a qualified defined benefit retirement plan, the U.S. Retirement Income Plan (“USRIP”), that covers approximately 6% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was closed to new participation at December 31, 2008. This plan also covers retirees as well as certain terminated but vested individuals not yet in retirement status. We also sponsored a retirement plan with both defined benefit and defined contribution components that covered most salaried and hourly employees in Canada, the Canadian Retirement Income Plan (“CRIP”), until it was settled in 2022.

During the twelve months ended December 31, 2023, we made no voluntary contributions to the USRIP. During the twelve months ended December 31, 2022, we made no voluntary contributions to the USRIP and made contributions of $15.5 million to the CRIP. At December 31, 2023, the USRIP met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, our CP program and our Revolver. During the third quarter of 2022, we settled the liabilities under the CRIP.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period, either of which may have a material impact on the presentation of our Consolidated Balance Sheets, Statements of Income and Statements of Comprehensive Income. We also have other significant accounting policies which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information about these policies, see Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

In accordance with Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers,” we recognize revenue when a performance obligation has been satisfied by transferring a promised good or service to a customer and the customer obtains control of the good or service. In order to recognize revenue, we note that the two parties must have an agreement that creates enforceable rights, the performance obligations must be distinct and the transaction price can be determined. Our revenue is derived from the provision of information services to our customers on a transactional basis, in which distinct services are delivered over time as the customer simultaneously receives and consumes the benefits of the services delivered. To measure our performance over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenue on transactional contracts with a defined price but an undefined quantity is recognized utilizing the right to invoice expedient resulting in revenue being recognized when the service is provided and billed. Additionally, multi-year contracts with defined pricing but an undefined quantity that utilize tier pricing would be defined as a series of distinct performance obligations satisfied over time utilizing the same method of measurement, the output method, with no rights of return once consumed. This measurement method is applied on a monthly basis resulting in revenue being recognized when the service is provided and billed.

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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of December 31, 2023, the contract asset balance was $23.3 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. Deferred revenue is recognized when we have an obligation to transfer goods or services to a customer and have already received consideration from the customer. We generally expect to recognize our deferred revenue as revenue within twelve months of being recorded based on the terms of the contracts.

Goodwill

Goodwill is tested for impairment annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. During the fourth quarter of 2023, the Company voluntarily changed its goodwill and indefinite-lived intangible asset annual impairment test date from September 30 to December 1. This voluntary change is preferable under the circumstances as it results in better alignment with the Company’s strategic business planning and budgeting process. The voluntary change in accounting principle related to the annual test date did not delay, accelerate or avoid an impairment charge. Retrospective application of this accounting change to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the significant assumptions and estimates that would be used in those earlier periods. Accordingly, the change will be applied prospectively. We conducted our goodwill and indefinite-lived intangible asset impairment testing as of September 30, 2023 and December 1, 2023 and did not identify any impairment charges. We have six reporting units, comprised of Workforce Solutions, USIS, Asia Pacific, Latin America, Europe and Canada.

The goodwill balance at December 31, 2023, for our six reporting units was as follows:

December 31, 2023
(In millions)
Workforce Solutions	$2,520.2
USIS	2,006.2
Asia Pacific	1,377.9
Latin America	651.4
Europe	178.5
Canada	95.7
Total goodwill	$6,829.9

Valuation Techniques

We performed a quantitative assessment for each of our reporting units to determine whether impairment exists. In determining the fair value of the reporting units, we used the market approach, when available and appropriate, or a combination of the income and market approaches to estimate each reporting unit’s business enterprise value. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately. We engaged a third party specialist to assist in developing these estimates and valuation approaches.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for the reporting unit, discount rates, foreign currency exchange rates and estimates of capital expenditures. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of earnings before income taxes, depreciation and amortization, for benchmark companies or guideline transactions. We believe the benchmark companies used for each of our reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our discussion of Competition in Item 1 of this Form 10-K and have not significantly changed since our last annual impairment test performed on September 30, 2023. Valuation multiples were selected based on a financial benchmarking analysis that compared the reporting unit’s operating result with the comparable companies’ information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

The estimated fair value of the reporting units are derived from the valuation techniques described above incorporating the related projections and assumptions. Impairment occurs when the estimated fair value of the reporting unit is below the carrying value. The estimated fair value for all of our reporting units exceeded its related carrying value as of September 30, 2023 and as of December 1, 2023. As a result, no goodwill impairment was recorded.

Given the lower historical cushion of concluded fair value in excess of carrying value for our Asia Pacific reporting unit, we used a combination of the income and market approaches to estimate our Asia Pacific reporting unit’s business enterprise value. The values separately derived from each of the income and market approach valuation techniques were used to develop an overall estimate of the Asia Pacific reporting unit’s fair value. This approach relies more heavily on the calculated fair value derived from the income approach with 70% of the value coming from the income approach. We believe this approach is consistent with that of a market participant in valuing prospective purchase business combinations. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.

We have not made any material changes to the valuation methodology we use to assess goodwill impairment since the date of our last annual impairment test.

The following commentary relates to the Asia Pacific reporting unit, for which we determined the fair value of the reporting unit utilizing a combination of the income and market approaches.

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

We projected revenue growth in 2024 for our Asia Pacific reporting unit in completing our 2023 impairment testing based on planned business initiatives and prevailing trends exhibited by this reporting unit. The anticipated revenue growth in this reporting unit, however, is partially offset by assumed increases in expenses and capital expenditures for the reporting unit, which reflects the additional level of investment needed in order to achieve the planned revenue growth and completion of our technology transformation initiatives.

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

Estimated Fair Value and Sensitivities

The estimated fair value of the Asia Pacific reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Due to the lower cushion when compared to other reporting units, Asia Pacific is more sensitive to changes in the assumptions noted above that could result in a fair value that is less than its carrying value. The excess of fair value over carrying value for the Asia Pacific reporting unit was greater than 10% as of September 30, 2023 and December 1, 2023.

Given the relatively smaller excess of fair value over carrying value for the Asia Pacific reporting unit, we believe that it is at risk of a possible future goodwill impairment. The future impact of changes in economic conditions, including rising interest rates and inflation, remains uncertain. Avoidance of a future impairment will be dependent on continued growth during current economic conditions and our ability to execute on initiatives to grow revenue and operating margin and manage expenses prudently. We will continue to monitor the performance of this reporting unit to ensure no interim indications of possible impairment have occurred before our next annual goodwill impairment assessment in December 2024.

Loss Contingencies

We are subject to various proceedings, lawsuits and claims arising in the normal course of our business. We determine whether to disclose and/or accrue for loss contingencies based on our assessment of whether the potential loss is estimable, probable, reasonably possible or remote.

In 2017, we experienced a material cybersecurity incident following a criminal attack on our systems that involved the theft of personal information of consumers. As a result of the 2017 cybersecurity incident, we were subject to proceedings and investigations as described in “Item 3. Legal Proceedings” in this Form 10-K. The Company will continue to evaluate information as it becomes known and adjust accruals for new information and further developments in accordance with ASC 450-20-25. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued that might result from adverse judgments, settlements, penalties or other resolution of the proceedings and investigations described in “Item 3. Legal Proceedings” in this Form 10-K.

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

We also use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We review our uncertain tax positions and adjust our unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our unrecognized tax benefits may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash. At December 31, 2023, $48.9 million was recorded for uncertain tax benefits, including interest and penalties, of which it is reasonably possible that up to $14.4 million of our unrecognized tax benefit may change within the next twelve months.

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

Foreign Currency Exchange Rate Risk

A substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, we do transact business in other currencies, primarily the Australian dollar, the Canadian dollar, the British pound, the Brazilian real, the Chilean peso, the Argentine peso and the Euro. For most of these foreign currencies, we are a net recipient, and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies in which we transact significant amounts of business.

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

For the year ended December 31, 2023, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2023 would have increased our revenue by $116.0 million and our pre-tax operating profit by $9.9 million. For the year ended December 31, 2022, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2022 would have increased our revenue by $105.8 million and our pre-tax operating profit by $8.2 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2023 and 2022.

On average across our mix of international businesses, foreign currencies at December 31, 2023 were weaker against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2022. As a result, if foreign exchange rates were unchanged throughout 2023, foreign exchange translation would increase growth as reported in U.S. dollars. As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2024, and rates could go either higher or lower.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate commercial paper, Revolver and term loan borrowings. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and variable-rate debt and the average life and scheduled maturities of our debt. At December 31, 2023, our weighted average cost of debt was 4.2% and weighted-average life of debt was 4.9 years. At December 31, 2023, 84% of our debt was fixed rate and the remaining 16% was variable rate. Occasionally, we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2023 interest expense by $8.9 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	56
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	57
Consolidated Statements of Income for each of the three years in the period ended December 31, 2023	59
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2023	60
Consolidated Balance Sheets at December 31, 2023 and 2022	61
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023	62
Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Loss for each of the three years in the period ended December 31, 2023	63
Notes to Consolidated Financial Statements	65

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Equifax Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Equifax Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (the COSO criteria). In our opinion, Equifax Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity and accumulated other comprehensive loss for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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
February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Equifax Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Equifax Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity and accumulated other comprehensive loss for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Goodwill impairment test for the Asia Pacific reporting unit
Description of the Matter
At December 31, 2023, the Company’s goodwill was $6.8 billion and the goodwill attributed to the Asia Pacific reporting unit was $1.4 billion. As discussed in Note 4 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. The Company determined that a quantitative impairment test was required for the Asia Pacific reporting unit. Therefore, the Company determined the fair value of this reporting unit as of the annual goodwill impairment testing date.

In relation to the limited excess fair value of the Asia Pacific reporting unit over the carrying value of the net assets of the reporting unit, auditing management’s annual goodwill impairment test for the Asia Pacific reporting unit required judgement due to the estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as the revenue growth rate and the projected EBITDA margins for certain businesses, long-term growth rate, and weighted average cost of capital, which are affected by expectations about future market or economic conditions and the economic performance of the Asia Pacific reporting unit.

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

Atlanta, Georgia
February 22, 2024

CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended December 31,
(In millions, except per share amounts)	2023	2022	2021
Operating revenue	$5,265.2	$5,122.2	$4,923.9
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	2,335.1	2,177.2	1,980.9
Selling, general and administrative expenses	1,385.7	1,328.9	1,324.6
Depreciation and amortization	610.8	560.1	480.4
Total operating expenses	4,331.6	4,066.2	3,785.9
Operating income	933.6	1,056.0	1,138.0
Interest expense	(241.4)	(183.0)	(145.6)
Other income (expense), net	25.7	56.7	(43.2)
Consolidated income before income taxes	717.9	929.7	949.2
Provision for income taxes	(166.2)	(229.5)	(200.7)
Consolidated net income	551.7	700.2	748.5
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(6.4)	(4.0)	(4.3)
Net income attributable to Equifax	$545.3	$696.2	$744.2
Basic earnings per common share:
Net income attributable to Equifax	$4.44	$5.69	$6.11
Weighted-average shares used in computing basic earnings per share	122.9	122.4	121.9
Diluted earnings per common share:
Net income attributable to Equifax	$4.40	$5.65	$6.02
Weighted-average shares used in computing diluted earnings per share	123.9	123.3	123.6
Dividends per common share	$1.56	$1.56	$1.56

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended December 31,
	2023			2022			2021
	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total
	(In millions)
Net income	$545.3	$6.4	$551.7	$696.2	$4.0	$700.2	$744.2	$4.3	$748.5
Other comprehensive income (loss):
Foreign currency translation adjustment	42.6	(0.5)	42.1	(176.8)	(0.8)	(177.6)	(124.1)	(0.6)	(124.7)
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	(0.2)	—	(0.2)	(1.5)	—	(1.5)	0.1	—	0.1
Change in cumulative gain from cash flow hedging transactions, net	0.1	—	0.1	—	—	—	—	—	—
Other comprehensive income (loss)	42.5	(0.5)	42.0	(178.3)	(0.8)	(179.1)	(124.0)	(0.6)	(124.6)
Comprehensive income	$587.8	$5.9	$593.7	$517.9	$3.2	$521.1	$620.2	$3.7	$623.9

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except par values)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$216.8	$285.2
Trade accounts receivable, net of allowance for doubtful accounts of $16.7 and $19.1 at December 31, 2023 and 2022, respectively	908.2	857.7
Prepaid expenses	142.5	134.3
Other current assets	88.8	93.3
Total current assets	1,356.3	1,370.5
Property and equipment:
Capitalized internal-use software and system costs	2,541.0	2,139.1
Data processing equipment and furniture	247.9	281.4
Land, buildings and improvements	272.9	261.6
Total property and equipment	3,061.8	2,682.1
Less accumulated depreciation and amortization	(1,227.8)	(1,095.1)
Total property and equipment, net	1,834.0	1,587.0

Goodwill	6,829.9	6,383.9
Indefinite-lived intangible assets	94.8	94.8
Purchased intangible assets, net	1,858.8	1,818.5
Other assets, net	306.2	293.2
Total assets	$12,280.0	$11,547.9
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$963.4	$967.2
Accounts payable	197.6	250.8
Accrued expenses	245.1	229.0
Accrued salaries and bonuses	168.7	138.7
Deferred revenue	109.5	132.9
Other current liabilities	334.7	296.6
Total current liabilities	2,019.0	2,015.2
Long-term debt	4,747.8	4,820.1
Deferred income tax liabilities, net	474.9	460.3
Long-term pension and other postretirement benefit liabilities	100.1	100.4
Other long-term liabilities	250.7	178.6
Total liabilities	7,592.5	7,574.6
Commitments and Contingencies (see Note 6)
Redeemable noncontrolling interests	135.1	—
Equifax shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at December 31, 2023 and 2022; Outstanding shares - 123.3 and 122.5 at December 31, 2023 and 2022, respectively	236.6	236.6
Paid-in capital	1,761.3	1,594.2
Retained earnings	5,608.6	5,256.0
Accumulated other comprehensive loss	(431.2)	(473.7)
Treasury stock, at cost, 65.4 shares and 66.2 shares at December 31, 2023 and 2022, respectively	(2,635.3)	(2,650.7)
Stock held by employee benefits trusts, at cost, 0.6 shares at December 31, 2023 and 2022	(5.9)	(5.9)
Total Equifax shareholders’ equity	4,534.1	3,956.5
Noncontrolling interests	18.3	16.8
Total shareholders’ equity	4,552.4	3,973.3
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$12,280.0	$11,547.9

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
(In millions)	2023	2022	2021
Operating activities:
Consolidated net income	$551.7	$700.2	$748.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	619.8	568.6	489.6
Stock-based compensation expense	71.8	62.6	54.9
Deferred income taxes	(70.2)	88.1	9.3
(Gain) Loss on fair market value adjustment and gain on sale of equity investments	(13.8)	(36.8)	63.6
(Gain) on sale of asset	—	—	(4.6)
(Gain) on divestiture	—	—	(0.2)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(23.3)	(138.6)	(66.2)
Other assets, current and long-term	(13.0)	(22.4)	16.4
Current and long-term liabilities, excluding debt	(6.2)	(464.6)	23.5
Cash provided by operating activities	1,116.8	757.1	1,334.8
Investing activities:
Capital expenditures	(601.3)	(624.5)	(469.0)
Acquisitions, net of cash acquired	(283.8)	(433.8)	(2,935.6)
Cash received from sale of asset	—	—	4.9
Cash received from divestitures	6.9	98.8	1.5
Cash used in investing activities	(878.2)	(959.5)	(3,398.2)
Financing activities:
Net short-term (payments) borrowings	(371.2)	242.2	323.4
Payments on long-term debt	(579.3)	(500.0)	(1,100.2)
Proceeds from issuance of long-term debt	872.9	749.3	1,697.1
Treasury stock purchases	—	—	(69.9)
Dividends paid to Equifax shareholders	(191.8)	(191.1)	(190.0)
Distributions paid to noncontrolling interests	(45.6)	(3.1)	(6.5)
Proceeds from exercise of stock options and employee stock purchase plan	32.3	16.9	46.8
Payment of taxes related to settlement of equity awards	(17.3)	(33.9)	(57.3)
Purchase of redeemable noncontrolling interests	—	(0.4)	(11.2)
Debt issuance costs	(6.2)	(6.2)	(14.5)
Cash (used in) provided by financing activities	(306.2)	273.7	617.7
Effect of foreign currency exchange rates on cash and cash equivalents	(0.8)	(10.8)	(14.2)
(Decrease) increase in cash and cash equivalents	(68.4)	60.5	(1,459.9)
Cash and cash equivalents, beginning of period	285.2	224.7	1,684.6
Cash and cash equivalents, end of period	$216.8	$285.2	$224.7

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

	Equifax Shareholders
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Stock Held By Employee Benefits Trusts	Noncontrolling Interests	Total Shareholders’ Equity
	Shares Outstanding	Amount
	(In millions, except per share values)
Balance, December 31, 2020	121.8	$236.6	$1,470.7	$4,185.4	$(171.4)	$(2,547.0)	$(5.9)	$41.9	$3,210.3

Net income	—	—	—	744.2	—	—	—	4.3	748.5
Other comprehensive loss	—	—	—	—	(124.0)	—	—	(0.6)	(124.6)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.7	—	11.9	—	—	(22.3)	—	—	(10.4)
Treasury stock purchased under share repurchase program ($197.52 per share)	(0.4)	—	—	—	—	(69.9)	—	—	(69.9)
Cash dividends ($1.56 per share)	—	—	—	(191.2)	—	—	—	—	(191.2)
Dividends paid to employee benefits trusts	—	—	1.2	—	—	—	—	—	1.2
Stock-based compensation expense	—	—	54.9	—	—	—	—	—	54.9
Redeemable noncontrolling interest adjustment	—	—	—	13.2	—	—	—	(13.2)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(6.5)	(6.5)
Purchases of noncontrolling and redeemable noncontrolling interests	—	—	(1.8)	—	—	—	—	(9.4)	(11.2)
Other	—	—	(0.2)	—	—	—	—	0.3	0.1
Balance, December 31, 2021	122.1	236.6	1,536.7	4,751.6	(295.4)	(2,639.2)	(5.9)	16.8	3,601.2

Net income	—	—	—	696.2	—	—	—	4.0	700.2
Other comprehensive loss	—	—	—	—	(178.3)	—	—	(0.8)	(179.1)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.4	—	(5.5)	—	—	(11.5)	—	—	(17.0)
Cash dividends ($1.56 per share)	—	—	—	(191.8)	—	—	—	—	(191.8)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation expense	—	—	62.6	—	—	—	—	—	62.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(3.1)	(3.1)
Purchases of noncontrolling and redeemable noncontrolling interests	—	—	(0.3)	—	—	—	—	(0.1)	(0.4)
Balance, December 31, 2022	122.5	236.6	1,594.2	5,256.0	(473.7)	(2,650.7)	(5.9)	16.8	3,973.3

Net income	—	—	—	545.3	—	—	—	4.9	550.2
Other comprehensive income (loss)	—	—	—	—	42.5	—	—	(0.5)	42.0
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	19.1	—	—	(3.9)	—	—	15.2
Cash dividends ($1.56 per share)	—	—	—	(192.7)	—	—	—	—	(192.7)
Dividends paid to employee benefits trusts	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation expense	—	—	71.8	—	—	—	—	—	71.8
Shares issued in acquisition of Boa Vista Serviços	0.5	—	75.3	—	—	19.3	—	—	94.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.8)	(2.8)
Other	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, December 31, 2023	123.3	$236.6	$1,761.3	$5,608.6	$(431.2)	$(2,635.3)	$(5.9)	$18.3	$4,552.4
*At December 31, 2023, $520.2 million was authorized for future repurchases of our common stock.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2023	2022	2021
	(In millions)
Foreign currency translation	$(426.7)	$(469.3)	$(292.5)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $1.2, $1.2 and $0.4 in 2023, 2022 and 2021, respectively	(3.6)	(3.4)	(1.9)
Cash flow hedging transactions, net of tax of $0.5, $0.6 and $0.6 in 2023, 2022 and 2021, respectively	(0.9)	(1.0)	(1.0)
Accumulated other comprehensive loss	$(431.2)	$(473.7)	$(295.4)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal justice data and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2023, we operated in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K., Uruguay, and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Cambodia, Malaysia, Singapore and Brazil. On August 7, 2023, we purchased the remaining interest in our equity investment in a consumer and commercial credit information company in Brazil.

We develop, maintain and enhance secured proprietary information databases through the compilation of consumer specific data, including credit, income, employment, criminal justice data, asset, liquidity, net worth and spending activity, and business data, including credit and business demographics, that we obtain from a variety of sources, such as credit granting institutions, payroll processors, and income and tax information primarily from large to mid-sized companies in the U.S. We process this information utilizing our proprietary information management systems. We also provide information, technology and services to support debt collections and recovery management.

Basis of Consolidation.  Our Consolidated Financial Statements and the accompanying notes, which are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, include Equifax and all its subsidiaries. We consolidate all majority-owned and controlled subsidiaries as well as variable interest entities in which we are the primary beneficiary. Other parties’ interests in consolidated entities are reported as redeemable noncontrolling interests or noncontrolling interests. We use the equity method of accounting for investments in which we are able to exercise significant influence. Non-consolidated equity investments are recorded at fair value when readily determinable or at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions when the fair value of the investment is not readily determinable. All intercompany transactions and balances are eliminated.

Our Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods presented and are of a normal recurring nature.

Segments.  We manage our business and report our financial results through the following three reportable segments, which are our operating segments:

•Workforce Solutions
•U.S. Information Solutions (USIS)
•International

Workforce Solutions is our largest reportable segment with 44% of total operating revenue for 2023. Our most significant foreign operations are located in Australia, the U.K. and Canada.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition and Deferred Revenue.  In accordance with Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers,” we recognize revenue when a performance obligation has been satisfied by transferring a promised good or service to a customer and the customer obtains control of the good or service. In order to recognize revenue, we note that the two parties must have an agreement that creates enforceable rights, the performance obligations must be distinct and the transaction price can be determined. Our revenue is derived from the provision of information services to our customers on a transactional basis, in which distinct services are delivered over time as the customer simultaneously receives and consumes the benefits of the services delivered. To measure our performance over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenue on transactional contracts with a defined price but an undefined quantity is recognized utilizing the right to invoice expedient resulting in revenue being recognized when the service is provided and billed. Additionally, multi-year contracts with defined pricing but an undefined quantity that utilize tier pricing would be defined as a series of distinct performance obligations satisfied over time utilizing the same method of measurement, the output method, with no rights of return once consumed. This measurement method is applied on a monthly basis resulting in revenue being recognized when the service is provided and billed.

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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of December 31, 2023, the contract asset balance was $23.3 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. Deferred revenue is recognized when we have an obligation to transfer goods or services to a customer and have already received consideration from the customer. We generally expect to recognize our deferred revenue as revenue within twelve months of being recorded based on the terms of the contracts.

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than 1 year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of December 31, 2023, inclusive of the foreign exchange impact:

Performance Obligation	Balance
(In millions)
Less than 1 year	$29.6
1 to 3 years	33.2
3 to 5 years	15.0
Thereafter	20.1
Total remaining performance obligation	$97.9

Cost of Services.  Cost of services consist primarily of (1) data acquisition, royalty fees and revenue share, which represents the cost of amounts owed to our partners for records utilized; (2) costs to collect information to update and maintain our proprietary databases; (3) costs to develop and maintain product application fulfillment platforms; (4) costs to provide consumer and customer support, including call centers; (5) hardware and software expense associated with transaction processing systems; (6) telecommunication, cloud computing and computer network expense; and (7) occupancy costs associated with facilities where these functions are performed by Equifax employees.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of personnel-related costs including sales incentives, corporate costs, fees for professional and consulting services, advertising costs, restructuring costs and other costs of administration.

Advertising.  Advertising costs, which are expensed as incurred, totaled $67.0 million, $70.1 million and $70.2 million during 2023, 2022 and 2021, respectively.

Stock-Based Compensation.  We recognize the cost of stock-based payment transactions in the financial statements over the period services are rendered according to the fair value of the stock-based awards issued. When employees are identified as retirement eligible and are not required to render additional services to receive the award, the associated expense is recorded at the time of grant. All of our stock-based awards, which are stock options and nonvested stock, are classified as equity instruments.

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

	Twelve Months Ended December 31,
	2023	2022	2021
	(In millions)
Weighted-average shares outstanding (basic)	122.9	122.4	121.9
Effect of dilutive securities:
Stock options and restricted stock units	1.0	0.9	1.7
Weighted-average shares outstanding (diluted)	123.9	123.3	123.6

For the twelve months ended December 31, 2023, 0.7 million stock options were anti-dilutive and therefore excluded from this calculation. For the twelve months ended December 31, 2022, 0.6 million stock options were anti-dilutive and therefore excluded from this calculation. For the twelve months ended December 31, 2021, stock options with an anti-dilutive effect were not material.

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

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the twelve months ended December 31, 2023 and 2022:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31,
	2023	2022
	(In millions)
Allowance for doubtful accounts, beginning of period	$19.1	$13.9
Current period bad debt expense	11.4	8.5
Write-offs, net of recoveries	(13.8)	(3.3)
Allowance for doubtful accounts, end of period	$16.7	$19.1

Other Current Assets.  Other current assets on our Consolidated Balance Sheets primarily include amounts receivable related to vendor rebates and from tax authorities. As of December 31, 2023 and 2022, these assets were approximately $40.9 million and $55.3 million, respectively. Additionally, other current assets include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of December 31, 2023 and 2022, these assets were approximately $34.5 million and $27.0 million, respectively, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Long-Lived Assets.  Property and equipment are stated at cost less accumulated depreciation and amortization. The cost of additions is capitalized. Property and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives, which are generally three to seven years for data processing equipment and capitalized internal-use software and systems costs. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. Buildings are depreciated over the shorter of their estimated useful lives or a forty-year period. Other fixed assets are depreciated over three to seven years. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized and included in income from operations on the Consolidated Statements of Income with the classification of any gain or loss dependent on the characteristics of the asset sold or retired.

Certain internal-use software and system development costs are capitalized. Accordingly, the specifically identified costs incurred to develop or obtain software, which is intended for internal use, are not capitalized until the preliminary project stage is completed and management, with the relevant authority, authorizes and commits to funding a software project and it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred during a software development project’s preliminary stage and post-implementation stage are expensed as incurred. Application development activities that are eligible for capitalization include software design and configuration, development of interfaces, coding, testing and installation. Capitalized internal-use software and systems costs are subsequently amortized on a straight-line basis generally over a three- to seven-year period after project completion and when the related software or system is ready for its intended use.

Depreciation and amortization expense related to property and equipment was $360.1 million, $323.4 million and $304.0 million during the twelve months ended December 31, 2023, 2022 and 2021, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets.  Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Goodwill is not amortized. We are required to test goodwill for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We performed our annual goodwill impairment test as of September 30. During the fourth quarter of 2023, the Company voluntarily changed its goodwill and indefinite-lived intangible asset annual impairment test date from September 30 to December 1. Refer to Note 4 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In analyzing goodwill for potential impairment in the quantitative impairment test, we use the market approach, when available and appropriate, or a combination of the income and market approaches to estimate the reporting unit’s fair value. Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for the reporting unit, discount rates, foreign currency exchange rates and estimates of capital expenditures. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of earnings before income taxes, depreciation and amortization, for benchmark companies or guideline transactions. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its fair value.

Indefinite-lived reacquired rights represent the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. A portion of our reacquired rights are perpetual in nature and, therefore, the useful lives are considered indefinite in accordance with the accounting guidance in place at the time of the acquisitions. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events and circumstances indicate that there may be an impairment of the asset value. We performed our annual indefinite-lived intangible asset impairment test as of September 30. During the fourth quarter of 2023, the Company voluntarily changed its goodwill and indefinite-lived intangible asset annual impairment test date from September 30 to December 1. Refer to Note 4 for further information. We perform the impairment test for our indefinite-lived intangible assets by first assessing qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If the qualitative assessment indicates that we need to perform a quantitative impairment test, we compare the asset’s fair value to its carrying value. We estimate the fair value based on projected discounted future cash flows. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during the twelve months ended December 31, 2023, 2022 and 2021 and we determined that there was no impairment in any of these years.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of consumer and commercial data files acquired through our acquisitions of various companies, including a fraud and identity solutions provider and independent credit reporting agencies in the U.S., Australia, Brazil, Canada, and Dominican Republic. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize purchased data files, which primarily consist of acquired credit files, on a straight-line basis. All of our other purchased intangible assets are also amortized on a straight-line basis.

Asset	Useful Life
(In years)
Purchased data files	5 to 15
Acquired software and technology	3 to 8
Non-compete agreements	3 to 15
Proprietary database	6 to 15
Customer relationships	3 to 25
Trade names	2 to 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Assets. Other assets on our Consolidated Balance Sheets primarily represent our investments in unconsolidated affiliates, the Company’s operating lease right-of-use assets, employee benefit trust assets, assets related to life insurance policies covering certain officers of the Company and long-term deferred tax assets.

Equity Investment. On August 7, 2023, we purchased the remaining interest of our equity investment in Boa Vista Serviços S.A. ("BVS"), a consumer and commercial credit information bureau in Brazil. Up until the date of acquisition, we recorded this equity investment within Other Assets at fair value, using observable Level 1 inputs. The carrying value of the investment was adjusted to $88.9 million as of the close date, August 7, 2023 based on quoted market prices, resulting in a gain of $7.0 million for the twelve months December 31, 2023. The carrying value of the investment was $74.5 million as of December 31, 2022, resulting in an unrealized gain of $13.3 million for the twelve months ended December 31, 2022. The carrying value of the investment was $56.4 million as of December 31, 2021, resulting in an unrealized loss of $64.0 million for the twelve months ended December 31, 2021. All gains or losses on this investment were recorded in Other Income (Expense), Net within the Consolidated Statements of Income.

During the second quarter of 2023, in addition to the BVS activity mentioned above, we sold our interest in a separate equity investment. The overall sale proceeds exceeded the total carrying value of the investment, and we recorded a gain of $6.2 million in Other Income (Expense), Net within the Consolidated Statements of Income. During the second quarter of 2022, we sold our interest in two other equity investments. The overall sale proceeds exceeded the total carrying value of the investments, and we recorded a total gain of $27.5 million recorded in Other Income (Expense), Net within the Consolidated Statements of Income. We previously had a joint venture in Russia that offered consumer credit services; however, during the third quarter of 2022, we completed the sale of this equity method investment. All unrealized gains or losses on these investments are recorded in Other Income (Expense), Net within the Consolidated Statements of Income.

Other Current Liabilities.  Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as interest expense, income taxes, accrued employee benefits, and insurance expense. Other current liabilities also include accrued revenue share of $79.6 million and $71.3 million as of December 31, 2023 and 2022, respectively, which represents accruals for royalty costs associated with records utilized. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. These funds were approximately $34.5 million and $27.0 million as of December 31, 2023 and 2022, respectively. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

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

Foreign Currency Translation. The functional currency of each of our foreign operating subsidiaries is that subsidiary’s local currency except for Costa Rica and Argentina. Argentina has experienced multiple periods of increasing inflation rates, devaluation of the peso and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we accounted for Argentina as a highly inflationary economy by remeasuring the peso denominated monetary assets and liabilities which resulted in the recognition of $3.8 million of foreign currency losses for the twelve months ended December 31, 2023 and foreign currency gains of $0.2 million and $0.8 million during the twelve months ended December 31, 2022 and 2021, respectively. Foreign currency gains and losses are recorded in Other Income (Expense), Net in our Consolidated Statements of Income.

Other than Argentina and Costa Rica, we translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange and revenue and expenses at the monthly average rates during the year. We record the resulting translation adjustment in other comprehensive loss, included in accumulated other comprehensive loss, a component of shareholders’ equity. We also record gains and losses resulting from the translation of intercompany balances of a long-term investment nature in foreign currency translation in other comprehensive income (loss) and accumulated other comprehensive loss. For the year ended December 31, 2023, we recorded $3.6 million of foreign currency transaction losses. For the years ended December 31, 2022 and 2021, we recorded foreign currency transaction losses of $1.8 million and foreign currency transaction gains of $2.6 million, respectively, in our Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of December 31, 2023 and 2022, the fair value of our long-term debt, including the current portion, based on observable inputs was $5.3 billion and $4.8 billion, respectively, compared to its carrying value of $5.5 billion and $5.3 billion, respectively.

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets and Liabilities:
Deferred Compensation Plan Assets (1)	$43.4	$43.4	$—	$—
Deferred Compensation Plan Liability (1)	(43.4)	—	(43.4)	—
Total assets and liabilities	$—	$43.4	$(43.4)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. As disclosed in Note 3, we completed various acquisitions during the years ended December 31, 2023, 2022 and 2021. The values of net assets acquired were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of definite-lived intangible assets acquired in these acquisitions were estimated primarily based on the income and cost approaches. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. The cost approach estimates fair value based on determining the amount of money required to replace the asset with another asset with equivalent utility or future service capability.

Variable Interest Entities.  We hold interests in certain entities, including credit data and information solutions companies, that are considered variable interest entities, or VIEs. These variable interests relate to ownership interests that require financial support for these entities. Our investments related to these VIEs totaled $0.3 million at both December 31, 2023 and 2022, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 6. We are not the primary beneficiary and are not required to consolidate any of these VIEs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Redeemable Noncontrolling Interest. As part of the merger consideration issued to complete the acquisition of BVS, we issued shares of one of our subsidiaries, Equifax do Brasil, thus resulting in a noncontrolling interest. We recognized the noncontrolling interest at fair value at the date of acquisition. These shares were issued with specific rights allowing the holders to sell the shares back to Equifax, at fair value during specified future time periods starting at the fifth anniversary and only when certain conditions exist. Additionally, the shareholder agreements provide Equifax the right to buy the shares back at fair value at future dates beginning after the tenth anniversary of the acquisition, however Equifax is not required to execute this right at any point.
We determined the noncontrolling interest shareholder rights meet the requirements to be considered redeemable. Therefore, we have classified the noncontrolling interest outside of permanent equity within our Consolidated Balance Sheet. Currently, the noncontrolling interest is not redeemable but it is probable that it will become redeemable in the future. The redeemable noncontrolling interest is reflected using the redemption method as of the balance sheet date. Redeemable noncontrolling interest adjustments to the redemption values are reflected in retained earnings. The adjustment of redemption value at the period end that reflects a redemption value to an amount other than fair value is included as an adjustment to net income attributable to Equifax stockholders for the purposes of the calculation of earnings per share. None of the current period adjustments reflect a redemption value in excess of fair value.

The Company's redeemable noncontrolling interests activities for the year ended December 31, 2023 are summarized as follows:

Twelve Months Ended December 31,
2023
(In millions)
Redeemable noncontrolling interests, beginning of period	$—
Fair value of the redeemable noncontrolling interest at the acquisition date	176.4
Net income attributable to redeemable noncontrolling interest	1.5
Return of capital to redeemable noncontrolling interests	(42.8)
Redeemable noncontrolling interests, end of period	$135.1

Adoption of New Accounting Standards. Business Combinations. In October 2021, the Financial Accounting Standards Board (" FASB") issued ASU No. 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The update provides clarifying guidance to reduce diversity in practice stating that contract assets, contract liabilities and deferred revenue acquired in business combinations should be measured in accordance with Accounting Standards Topic 606, rather than the fair value principles of Accounting Standards topic 805. ASU 2021-08 is effective for all public business entities for annual periods beginning after December 15, 2022. As of January 1, 2023, we have adopted this standard as it relates to our current year business combinations. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting, caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." The update extends the sunset date from ASU No. 2020-04 from December 31, 2022 to December 31, 2024. After this date, entities will no longer be permitted to apply the relief in Topic 848. The adoption of the standard did not have a material impact on our Consolidated Financial Statements.

Recent Accounting Pronouncements. Income Taxes. In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The new ASU requires public business entities, on an annual basis, to provide a tabular rate reconciliation (using both percentages and reporting currency amounts) of (1) the reported income tax expense (or benefit) from continuing operations, to (2) the product of the income (or loss) from continuing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
operations before income taxes and the applicable statutory federal (national) income tax rate of the jurisdiction (country) of domicile using specific categories and separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold. A public business entity is required to provide an explanation, if not otherwise evident, of the individual reconciling items disclosed, such as the nature, effect, and underlying causes of the reconciling items and the judgment used in categorizing the reconciling items. For each annual period presented, the ASU requires all reporting entities to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign. It also requires additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The ASU requires that all reporting entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public entities for annual periods beginning after December 15, 2024. We are still evaluating the impact on our financial statement disclosures.

Segment Reporting. In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this update address the requirement for a public entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is any significant expense incurred by the segment, including direct expenses, shared expenses, allocated corporate overhead, or interest expense that is regularly reported to the chief operating decision maker and is included in the measure of segment profit or loss. The disclosure of significant segment expenses is in addition to the current specifically-enumerated segment expenses required to be disclosed, such as depreciation and interest expense. If a public entity does not disclose any significant segment expenses for a reportable segment, it is required to disclose narratively the nature of the expenses used by the chief operating decision maker to manage the segment's operations. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. We are still evaluating the impact, but do not expect the adoption of the standard to have a material impact on our Consolidated Financial Statements.

Business Combinations. In August 2023, the FASB issued ASU No. 2023-05 "Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." The amendments in this update address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The update requires that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in this update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. This update will impact us if we enter into any joint venture agreements after January 1, 2025 and we will evaluate the impact accordingly.

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
disaggregate revenue as follows:

	Twelve Months Ended December 31,			Change		Change
				2023	2022	2022	2021
Consolidated Operating Revenue	2023	2022	2021	$	%	$	%
	(In millions)
Verification Services	$1,846.2	$1,871.0	$1,608.9	$(24.8)	(1)%	$262.1	16%
Employer Services	469.6	454.4	426.5	15.2	3%	27.9	7%
Total Workforce Solutions	2,315.8	2,325.4	2,035.4	(9.6)	—%	290.0	14%
Online Information Solutions	1,375.2	1,295.4	1,349.8	79.8	6%	(54.4)	(4)%
Mortgage Solutions	113.7	138.3	190.4	(24.6)	(18)%	(52.1)	(27)%
Financial Marketing Services	231.5	224.0	246.5	7.5	3%	(22.5)	(9)%
Total U.S. Information Solutions	1,720.4	1,657.7	1,786.7	62.7	4%	(129.0)	(7)%
Asia Pacific	345.3	348.4	356.0	(3.1)	(1)%	(7.6)	(2)%
Europe	333.2	327.8	319.9	5.4	2%	7.9	2%
Latin America	290.9	206.8	175.9	84.1	41%	30.9	18%
Canada	259.6	256.1	250.0	3.5	1%	6.1	2%
Total International	1,229.0	1,139.1	1,101.8	89.9	8%	37.3	3%
Total operating revenue	$5,265.2	$5,122.2	$4,923.9	$143.0	3%	$198.3	4%

3. ACQUISITIONS AND INVESTMENTS

2023 Acquisitions and Investments. In the first quarter of 2023, the Company acquired 100% of The Food Industry Credit Bureau, which is a provider of credit information for the food industry in Canada, from Profile Credit, within the International operating segment. The Company accounted for this acquisition in accordance with ASC 805, Business Combinations, which requires the assets acquired and the liabilities assumed to be measured at fair value at the date of the acquisition. The purchase price allocation for this acquisition is final as of December 31, 2023.

Acquisition of Boa Vista Serviços

On August 7, 2023, we acquired the remaining interest of our investment in BVS, a consumer and commercial credit information company in Brazil, within the International operating segment for approximately $510 million in cash, 2,171,615 shares of Equifax do Brasil, and 479,725 shares of Equifax Inc. common stock (the "Acquisition"). We previously owned a 10% investment in BVS.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) One Equifax BDR represents one share of Equifax Inc. common stock. The fair value of the 479,725 Equifax BDRs issued was determined based on the share price of Equifax Inc. as of August 7, 2023.

The Company accounted for this acquisition in accordance with ASC 805, Business Combinations, which requires the assets acquired and the liabilities assumed to be measured at fair value at the date of the acquisition. The purchase price allocation for the acquisition is not yet finalized and open areas relate to the measurement of intangible assets, noncontrolling interest, income taxes, working capital and other reserves, as well as the assignment of goodwill recognized in the transaction. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

The preliminary valuation of acquired assets and assumed liabilities at the date of the acquisition, include the following:

Net assets acquired:	Amount
(In millions)
Cash and cash equivalents	$239.5
Trade accounts receivable and other current assets	36.2
Other assets, net	48.6
Purchased intangible assets (1)	241.9
Goodwill (2)	$407.2
Total assets acquired	$973.4
Total liabilities assumed	$(103.8)
Net assets acquired	$869.6

(1) Purchased intangible assets are further disaggregated in the following table.
(2) The goodwill related to BVS is included in the Latin America reporting unit within our International reportable segment.

The goodwill recognized in connection with the transaction was due to expanded growth opportunities from expanding geographically into Brazil, the opportunity to create new or enhanced product offerings, as well as cost savings from improved technology and the elimination of duplicative activities that are not recognized as assets apart from goodwill.

Purchased intangible assets	Amount	Weighted-average useful life
	(In millions)	(In years)
Customer relationships	$172.4	10.0
Purchased data files	64.3	5.6
Trade names and other intangible assets	5.2	2.4
Total acquired definite-lived intangibles	$241.9

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
We determined the noncontrolling interest shareholder rights meet the requirements to be considered redeemable. Refer to Note 1 for further information on how we have accounted for the redeemable noncontrolling interest.

2022 Acquisitions and Investments. In the first quarter of 2022, the Company acquired 100% of Efficient Hire, a provider of cloud recruiting, onboarding and human resources management solutions, within the Workforce Solutions operating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
segment, and Data Crédito, a consumer credit reporting agency in the Dominican Republic, within the International operating segment. In the third quarter of 2022, the Company acquired 100% of LawLogix, a provider of cloud-based I-9 software and immigration case management software, within the Workforce Solutions operating segment, and Midigator, a provider of post-transaction fraud mitigation solutions, within the USIS business segment. We have completed the allocation of the purchase prices for the 2022 acquisitions.

2021 Acquisitions and Investments. In February 2021, the Company acquired 100% of Kount, a provider of fraud prevention and digital identity solutions for $640 million within the USIS business unit. Additionally in the first quarter of 2021, the Company acquired 100% of HIREtech and i2Verify within the Workforce Solutions business unit as well as a small acquisition and purchase of the remaining noncontrolling interest of a business within our International business unit. In the third quarter of 2021, the Company acquired 100% of Health e(fx) and Teletrack within the Workforce Solutions and USIS business units, respectively, as well as the purchase of the remaining noncontrolling interest of a business within our International business unit. Additionally, the Company acquired 100% of Appriss Insights within the Workforce Solutions business unit in October 2021, for cash consideration of approximately $1.825 billion. Appriss Insights is a source of risk and criminal justice intelligence information.

Purchase Price Allocation.  The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates during 2023 and 2022.

	December 31,
	2023	2022
	(In millions)
Cash	$239.6	$10.8
Accounts receivable and other current assets	36.2	5.9
Other assets	49.3	6.0
Purchased intangible assets (1)	242.7	187.4
Goodwill (2)	413.2	283.9
Total assets acquired	981.0	494.0
Total liabilities assumed	(107.7)	(49.4)
Net assets acquired	$873.3	$444.6

(1)Purchased intangible assets are further disaggregated in the following table.

(2)The goodwill related to the 2023 acquisitions was recognized in the International operating segments. An immaterial amount of the goodwill related to the 2023 acquisitions was tax deductible. The balance includes purchase price allocation adjustments made during the year. The goodwill related to the 2022 acquisitions was recognized in the Workforce Solutions, USIS and International operating segments. $196.1 million of goodwill related to the 2022 acquisitions was tax deductible, which excludes goodwill related to Data Crédito within International and a portion of goodwill related to Midigator within USIS.

The primary reasons the purchase price of these acquisitions exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, were expanded growth opportunities from new or enhanced product offerings and geographies, cost savings from the elimination of duplicative activities and the acquisition of an assembled workforce that are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
not recognized as assets apart from goodwill.

	December 31,
	2023		2022
Intangible asset category	Fair value	Weighted-average useful life	Fair value	Weighted-average useful life
	(in millions)	(in years)	(in millions)	(in years)
Purchased data files	$64.3	5.6	$14.9	15.0
Customer relationships	172.9	10.0	89.5	10.0
Acquired software and technology	0.5	5.0	74.8	6.6
Trade names and other intangible assets	4.8	2.0	4.5	2.0
Non-compete agreements	0.2	5.0	3.7	7.9
Total acquired intangibles	$242.7		$187.4

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

During the fourth quarter of 2023, the Company voluntarily changed its goodwill and indefinite-lived intangible asset annual impairment test date from September 30 to December 1. This voluntary change is preferable under the circumstances as it results in better alignment with the Company’s strategic business planning and budgeting process. The voluntary change in accounting principle related to the annual test date did not delay, accelerate or avoid an impairment charge. Retrospective application of this accounting change to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the significant assumptions and estimates that would be used in those earlier periods. Accordingly, the change will be applied prospectively. We conducted our goodwill and indefinite-lived intangible asset impairment testing as of September 30, 2023 and December 1, 2023 and did not identify any impairment charges.

The fair value estimates for our reporting units were determined using the market approach, when available and appropriate, or a combination of the income and market approaches in accordance with the Company’s methodology. Our annual impairment test as of September 30, 2023 and as of December 1, 2023 resulted in no impairment of goodwill. Our annual impairment tests as of September 30, 2022 and September 30, 2021 resulted in no impairment of goodwill.

Changes in the amount of goodwill for the twelve months ended December 31, 2023 and 2022, are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Balance, December 31, 2021	$2,365.4	$1,900.1	$1,992.6	$6,258.1
Acquisitions	145.0	111.8	27.0	283.8
Adjustments to initial purchase price allocation	10.7	(7.1)	(3.5)	0.1
Foreign currency translation	(0.3)	—	(133.2)	(133.5)
Divestitures	—	—	(24.6)	(24.6)
Balance, December 31, 2022	2,520.8	2,004.8	1,858.3	6,383.9
Acquisitions	—	—	410.4	410.4
Adjustments to initial purchase price allocation	(0.7)	1.4	2.1	2.8
Foreign currency translation	0.1	—	32.7	32.8
Balance, December 31, 2023	$2,520.2	$2,006.2	$2,303.5	$6,829.9
Refer to Note 3 for the acquisitions during the periods presented.

Indefinite-Lived Intangible Assets. Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. During the fourth quarter of 2023, the Company voluntarily changed its goodwill and indefinite-lived intangible asset annual impairment test date from September 30 to December 1. We conducted our goodwill and indefinite-lived intangible asset impairment testing as of September 30, 2023 and December 1, 2023 and did not identify any impairment charges.

 As of both December 31, 2023 and 2022, indefinite-lived intangible assets were approximately $94.8 million.

Purchased Intangible Assets.  Purchased intangible assets, net, recorded on our Consolidated Balance Sheets at December 31, 2023 and 2022, consisted of the following:

	December 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,158.5	$(604.2)	$554.3	$1,090.0	$(527.8)	$562.2
Proprietary database	705.8	(171.5)	534.3	705.9	(115.0)	590.9
Customer relationships	1,053.5	(484.2)	569.3	874.6	(407.4)	467.2
Acquired software and technology	222.5	(75.4)	147.1	225.4	(42.6)	182.8
Trade names, non-compete agreements and other intangible assets	79.6	(25.8)	53.8	41.2	(25.8)	15.4
Total definite-lived intangible assets	$3,219.9	$(1,361.1)	$1,858.8	$2,937.1	$(1,118.6)	$1,818.5

Amortization expense related to purchased intangible assets was $250.7 million, $236.7 million, and $176.4 million during the twelve months ended December 31, 2023, 2022, and 2021, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2023 is as follows:

Years ending December 31,	Amount
(In millions)
2024	$265.9
2025	257.9
2026	241.9
2027	229.2
2028	173.1
Thereafter	690.8
$1,858.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. DEBT

Debt outstanding at December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
	(In millions)
Commercial paper (“CP”)	$196.0	$566.8
Notes, 3.95%, due June 2023	—	400.0
Notes, 2.60%, due December 2024	750.0	750.0
Notes, 2.60%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Term loan, due August 2026	695.6	700.0
Notes, 5.10%, due December 2027	750.0	750.0
Notes, 5.10%, due June 2028	700.0	—
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 3.1%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	1,000.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	—	0.4
Total debt	5,741.6	5,817.2
Less short-term debt and current maturities	(963.4)	(967.2)
Less unamortized discounts and debt issuance costs	(30.4)	(29.9)
Total long-term debt, net	$4,747.8	$4,820.1

Scheduled future maturities of debt at December 31, 2023, are as follows:

Years ending December 31,	Amount
(In millions)
2024	$963.4
2025	417.6
2026	935.6
2027	750.0
2028	825.0
Thereafter	1,850.0
Total debt	$5,741.6

5.1% Senior Notes. In May 2023, we issued $700.0 million aggregate principal amount of 5.1% five-year Senior Notes due 2028 (the "2028 Notes") in an underwritten public offering. Interest on the 2028 Notes accrues at a rate of 5.1% per year and is payable semi-annually in arrears on June 1 and December 1 of each year. The net proceeds of the sale of the 2028 Notes were ultimately used to repay our then-outstanding $400.0 million 3.95% Senior Notes due June 2023 at maturity. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our CP program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2028 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

5.1% Senior Notes. In September 2022, we issued $750.0 million aggregate principal amount of 5.1% five-year Senior Notes due 2027 (the "2027 Notes") in an underwritten public offering. Interest on the 2027 Notes accrues at a rate of 5.1% per year and is payable semi-annually in arrears on June 15 and December 15 of each year. The net proceeds of the sale of the 2027 Notes were ultimately used to repay our then-outstanding $500.0 million 3.30% Senior Notes due December 2022. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our CP program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
transactions, as well as mergers and sales of substantially all of our assets. The 2027 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

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

2.6% and 3.1% Senior Notes. On April 22, 2020, we issued $400.0 million aggregate principal amount of 2.6% five-year Senior Notes due 2025 (the "2025 Notes") and $600.0 million aggregate principal amount of 3.1% ten-year Senior Notes due 2030 (the "2030 Notes") in an underwritten public offering. Interest on the 2025 Notes accrues at a rate of 2.6% per year and is payable semi-annually in arrears on June 15 and December 15 of each year. Interest on the 2030 Notes accrues at a rate of 3.1% per year and is payable semi-annually in arrears on May 15 and November 15 of each year. The net proceeds of the sale of the notes were used to repay borrowings under our Receivables Facility and our $1.5 billion five-year unsecured revolving credit facility (the "Revolver"), while the remaining funds were used for general corporate purposes, including the repayment of a portion of the 2021 debt maturities. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2025 Notes and 2030 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

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

3.6%, 3.95%, and Floating Rate Senior Notes.  In May 2018, we issued $300.0 million aggregate principal amount of 3.6% Senior Notes due 2021 (the “2021 Notes”), $400.0 million aggregate principal amount of 3.95% Senior Notes due 2023 (the “2023 Notes”), and $300.0 million aggregate principal amount Floating Rate Notes due 2021 (the “Floating Rate Notes”) in an underwritten public offering. Interest on the 2021 Notes accrued from their date of issuance at a rate of 3.6% per year and was payable in cash semi-annually in arrears on February 15 and August 15 of each year. Interest on the 2023 Notes accrues from their date of issuance at a rate of 3.95% per year and is payable in cash semi-annually in arrears on June 15 and December 15 of each year beginning on December 15, 2018. Interest on the Floating Rate Notes for a particular interest period was a rate equal to three-month LIBOR on the interest determination date plus 0.87% per annum and was payable in cash quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. The net proceeds of the sale of the 2021 Notes, 2023 Notes and Floating Rate Notes were used to repay borrowings under our Revolver, our prior $800.0 million three-year delayed draw term loan facility (“Term Loan”) and our CP program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2021 Notes, 2023 Notes and Floating Rate Notes were unsecured and rank equally with all of our unsecured and unsubordinated indebtedness. In August 2021, we repaid the 2021 Notes and Floating Rate Notes using the proceeds from the 2031 Notes. In the second quarter of 2023, we repaid the 2023 Notes using the proceeds from the 2028 Notes.

Senior Credit Facilities. We have access to a $1.5 billion five-year unsecured revolving credit facility (the Revolver) and a $700.0 million delayed draw term loan ("Term Loan"), collectively known as the “Senior Credit Facilities,” both of which mature in August 2026. In March 2023, we amended our Senior Credit Facilities agreement to adjust our debt covenant requirements and incorporate the Secured Overnight Financing Rate (SOFR) into our agreement, among other changes. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our commercial paper notes and by any letters of credit issued under the Revolver. As of December 31, 2023, there were $196.0 million of outstanding CP notes, $0.4 million of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
letters of credit outstanding, no outstanding borrowings under the Revolver and $695.6 million outstanding under the Term Loan. Availability under the Revolver was $1,303.6 million at December 31, 2023.

Under the Senior Credit Facilities, the Company must comply with various financial and non-financial covenants. In March 2023, we amended the Senior Credit Facilities, resulting in a modification of our required maximum leverage ratio, among other changes. As amended, the Senior Credit Facilities require a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA, of (i) 4.25 to 1.0 commencing with the fourth quarter of 2022 through the fourth quarter of 2023 and (ii) 3.75 to 1.0 commencing with the first quarter of 2024 and for each fiscal quarter ending thereafter through the remaining term of the Senior Credit Facilities. We may also elect to increase the maximum leverage ratio by 0.5 to 1.0 (subject to a maximum leverage ratio of 4.75 to 1.0) in connection with certain material acquisitions if we satisfy certain requirements. The Senior Credit Facilities also permit cash in excess of $175 million to be netted against debt in the calculation of the leverage ratio, subject to certain restrictions. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, subsidiary debt, mergers, liquidations, asset dispositions and certain government regulations. As of December 31, 2023, we were in compliance with our covenants under the Revolver and Term Loan. Our borrowings under these facilities, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

At December 31, 2023, interest was payable on borrowings under the Revolver and Term Loan at the base rate or Secured Overnight Financing Rate, or SOFR, plus a specified margin. The Company is required to pay on a quarterly basis a commitment fee with respect to our Revolver, which is calculated based upon the amount of daily usage of the Revolver over the available aggregate lender commitments thereunder during the applicable quarterly period. Both the applicable interest rate and the commitment fee are subject to adjustment based on the Company’s debt ratings.

Commercial Paper Program.  Our $1.5 billion CP program has been established through the private placement of CP notes from time-to-time, in which borrowings may bear interest at either a variable or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At December 31, 2023, there were $196.0 million of outstanding CP notes. We have disclosed the net short-term borrowing activity for the year ended December 31, 2023 in the Consolidated Statements of Cash Flows. There are no CP borrowings or payments with a maturity date greater than 90 days and less than 365 days for the twelve months ended December 31, 2023. The amount disclosed includes CP borrowings of $161.0 million and payments of $346.8 million with a maturity date greater than 90 days and less than 365 days for the twelve months ended December 31, 2022.

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

Cash paid for interest was $231.5 million, $161.7 million and $139.7 million during the twelve months ended December 31, 2023, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. COMMITMENTS AND CONTINGENCIES

Remaining Matters Related to 2017 Cybersecurity Incident

Canadian Class Actions. Five putative Canadian class actions, four of which are on behalf of a national class of approximately 19,000 Canadian consumers, are pending against us in Ontario, British Columbia and Alberta. Each of the proposed Canadian class actions asserts a number of common law and statutory claims seeking monetary damages and other related relief in connection with a material cybersecurity incident in 2017. In addition to seeking class certification on behalf of Canadian consumers whose personal information was allegedly impacted by the 2017 cybersecurity incident, in some cases, plaintiffs also seek class certification on behalf of a larger group of Canadian consumers who had contracts for subscription products with Equifax around the time of the incident or earlier and were not impacted by the incident. The Ontario class action has been certified in part but is otherwise at a preliminary stage. All other purported class actions are at preliminary stages or stayed.

FCA Investigation. The U.K.’s Financial Conduct Authority (“FCA”) opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017 in connection with the 2017 cybersecurity incident. We received a notice with the FCA's findings on October 13, 2023, and paid a penalty of $13.5 million to resolve the matter.

Data Processing, Outsourcing Services and Other Agreements

We have separate agreements with Google, Amazon Web Services, UST Global, Kyndryl and others to outsource portions of our network and security infrastructure, computer data processing operations, applications development, business continuity and recovery services, help desk service and desktop support functions, operation of our voice and data networks, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2024 and 2029. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $1.4 billion as of December 31, 2023, with no future year’s minimum contractual obligation expected to exceed approximately $405 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay significant termination fees.

Under our agreement with Google, we have agreed to purchase cloud platform services and cloud marketplace software and we have outsourced certain areas of our network and security infrastructure. The estimated future minimum contractual obligation under the agreement is approximately $1.0 billion for the remaining term, with no individual year’s minimum expected to exceed approximately $228 million. We may terminate certain portions of this agreement without penalty in the event that Google is in material breach of the terms of the agreement. During 2023, 2022 and 2021, we paid approximately $171 million, $152 million and $62 million, respectively, for these services.

Under our agreement with Amazon Web Services, we have outsourced certain areas of our network and security infrastructure. The estimated future minimum contractual obligation under the agreement is approximately $173 million for the remaining term, with no individual year's minimum expected to exceed approximately $52 million. During 2023, 2022 and 2021, we paid approximately $52 million, $74 million and $58 million, respectively, for these services.

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

Change in control events potentially triggering benefits under the CIC Plan and Mr. Begor’s agreement would occur, subject to certain exceptions, if (1) any person acquires 20% or more of our voting stock; (2) upon a merger or other business combination, our shareholders receive less than two-thirds of the common stock and combined voting power of the new company; (3) members of the current Board of Directors ceasing to constitute a majority of the Board of Directors, except for new directors that are regularly elected; (4) we sell or otherwise dispose of all or substantially all of our assets; or (5) we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
liquidate or dissolve. If these change in control benefits had been triggered as of December 31, 2023, payments of approximately $34.3 million would have been made.

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

Guarantees

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance bonds, surety bonds and standby letters of credit is not material at December 31, 2023 and generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2023. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements. We cannot reasonably estimate our potential future payments under the guarantees and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees on our Consolidated Balance Sheets at December 31, 2023.

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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2023 and 2022.

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

7. INCOME TAXES

The provision for income taxes consisted of the following:

	Twelve Months Ended December 31,
	2023	2022	2021
	(In millions)
Current:
Federal	$155.5	$73.4	$108.1
State	24.2	27.7	39.3
Foreign	56.7	40.3	44.0
	236.4	141.4	191.4
Deferred:
Federal	(50.2)	68.6	43.3
State	12.4	19.0	4.7
Foreign	(32.4)	0.5	(38.7)
	(70.2)	88.1	9.3
Provision for income taxes	$166.2	$229.5	$200.7

Domestic and foreign income before income taxes was as follows:

	Twelve Months Ended December 31,
	2023	2022	2021
	(In millions)
U.S.	$573.2	$794.7	$885.6
Foreign	144.7	135.0	63.6
	$717.9	$929.7	$949.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision for income taxes reconciles with the U.S. federal statutory rate, as follows:

	Twelve Months Ended December 31,
	2023	2022	2021
	(In millions)
Federal statutory rate	21.0%	21.0%	21.0%

Provision computed at federal statutory rate	$150.8	$195.2	$199.3
State and local taxes, net of federal tax benefit	30.0	34.7	34.9
Foreign differential	20.5	14.8	(10.4)
Federal research & development credit	(24.2)	(28.5)	(16.6)
Equity compensation	(3.2)	(6.8)	(14.0)
Tax reserves	5.8	4.9	(0.8)
Reversal of BVS deferred tax liability	(27.3)	—	—
Excess officer’s compensation	8.4	6.1	5.8
Valuation allowance	1.9	3.8	0.5
Other	3.5	5.3	2.0
Provision for income taxes	$166.2	$229.5	$200.7

Effective income tax rate	23.2%	24.7%	21.2%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of the deferred income tax assets and liabilities at December 31, 2023 and 2022, were as follows:

	December 31,
	2023	2022
	(In millions)
Deferred income tax assets:
Net operating and capital loss carryforwards	$101.2	$110.2
Goodwill and intangible assets	116.0	114.6
Employee compensation programs	59.8	45.3
Foreign tax credits	17.2	17.2
Employee pension benefits	26.6	26.7
Reserves and accrued expenses	6.4	10.1
Accrued legal expense	9.1	7.1
Research and development costs	22.3	32.6
Operating lease asset	25.0	19.3
Other	24.3	18.3
Gross deferred income tax assets	407.9	401.4
Valuation allowance	(178.5)	(185.1)
Total deferred income tax assets, net	229.4	216.3

Deferred income tax liabilities:
Goodwill and intangible assets	(615.9)	(582.6)
Undistributed earnings of foreign subsidiaries	(6.2)	(6.0)
Depreciation	(29.8)	(26.6)
Operating lease liability	(25.0)	(19.3)
Prepaid expenses	(15.0)	(11.3)
Investment basis difference	(0.1)	(23.4)
Other	(2.1)	(0.8)
Total deferred income tax liability	(694.1)	(670.0)
Net deferred income tax liability	$(464.7)	$(453.7)

Our deferred income tax assets and deferred income tax liabilities at December 31, 2023 and 2022 are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2023	2022
	(In millions)
Long-term deferred income tax assets, included in other assets	$10.2	$6.6
Long-term deferred income tax liabilities	(474.9)	(460.3)
Net deferred income tax liability	$(464.7)	$(453.7)

We record deferred income taxes on the temporary differences of our foreign subsidiaries, except for the temporary differences related to undistributed earnings of subsidiaries which we consider indefinitely invested. As of December 31, 2023, we have indefinitely invested $314.4 million attributable to undistributed earnings of our Canadian and Chilean subsidiaries. If these earnings were not considered indefinitely invested, we estimate that $21.3 million of deferred withholding tax liability would have been provided. Further, we are permanently invested with respect to the original investment in foreign subsidiaries. Therefore, we have not provided the deferred tax assets on the outside basis of these subsidiaries as we have no intent to sell or divest of these subsidiaries. However, the Company has provided for local country withholding taxes related to these earnings.

At December 31, 2023, we had U.S. federal and state net operating loss carryforwards of $11.6 million and $384.5 million, respectively, which will expire at various times between 2024 and 2041. We also had foreign net operating loss carryforwards totaling $264.2 million of which $17.7 million will expire between 2024 and 2040 and the remaining $246.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million will carryforward indefinitely. Foreign capital loss carryforwards of $17.1 million may be carried forward indefinitely. We had foreign tax credit carryforwards of $17.2 million which will expire in the years 2025 through 2028. Additionally, we had state and foreign research and development credit carryforwards of $22.3 million. The state credits expire between 2029 through 2033 and the foreign credits have an indefinite expiration period. We have state §163(j) interest limitation carryovers of $620.2 million which have an indefinite expiration period. The tax effected amount of the state §163(j) interest limitation carryovers is $4.3 million. The deferred tax asset related to the net operating loss, capital loss carryforwards, foreign tax credit carryforwards, §163(j) carryforwards and research and development credit is $144.9 million of which $56.1 million has been fully reserved in the deferred tax valuation allowance.

Cash paid for income taxes, net of amounts refunded, was $203.2 million, $152.4 million and $192.3 million during the twelve months ended December 31, 2023, 2022 and 2021, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022
	(In millions)
Beginning balance (January 1)	$56.2	$48.5
Increases related to prior year tax positions	3.1	7.7
Decreases related to prior year tax positions	(2.0)	(1.0)
Increases related to current year tax positions	10.6	12.2
Decreases related to settlements	(0.3)	(1.0)
Expiration of the statute of limitations for the assessment of taxes	(12.0)	(9.9)
Currency translation adjustment	(0.1)	(0.3)
Ending balance (December 31)	$55.5	$56.2

We recorded liabilities of $48.9 million and $42.7 million for unrecognized tax benefits as of December 31, 2023 and 2022, respectively, which included interest and penalties of $8.2 million and $6.5 million, respectively. As of December 31, 2023 and 2022, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $47.5 million and $41.1 million, respectively, which included interest and penalties of $7.5 million and $5.9 million, respectively. During 2023 and 2022, gross interest and penalties of $2.7 million and $2.2 million, respectively, were accrued.

As of December 31, 2023 and 2022, the gross amount of unrecognized tax benefits was $55.5 million and $56.2 million, respectively. Of the total, $14.8 million in 2023 and $19.9 million in 2022 relate to unrecognized tax benefits for which no liability has been recorded associated with the carryforward of certain state and foreign attributes. If we were to prevail on all uncertain tax positions, the net effect would be a benefit of $40.7 million and $36.3 million in 2023 and 2022, respectively, exclusive of any benefits related to interest and penalties.

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state or international income tax examinations by tax authorities for years before 2020. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax’s gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $14.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. STOCK-BASED COMPENSATION

We have two active share-based award plans, the amended and restated 2008 Omnibus Incentive Plan (the "2008 Plan") and the 2023 Omnibus Incentive Plan (the "2023 Plan" and, together with the 2008 Plan, the "Omnibus Plans"). The 2008 Plan was originally approved by our shareholders in 2008 and was amended and restated with shareholder approval in May 2013 to, among other things, increase the reserve for awards under the 2008 Plan by 11 million shares. The 2023 Plan was approved by our shareholders on May 4, 2023, at which time the 2008 Plan was terminated other than with respect to then-outstanding awards under the 2008 Plan. The Omnibus Plans provide our directors, officers and certain key employees (and, in the case of the 2023 Plan, certain consultants and advisors) with stock options, restricted stock units and performance share awards. The Omnibus Plans are described below. We expect to issue common shares held as either treasury stock or new issue shares upon the exercise of stock options or once shares vest pursuant to restricted stock units or performance share awards. Total stock-based compensation expense in our Consolidated Statements of Income during the twelve months ended December 31, 2023, 2022 and 2021, was as follows:

	Twelve Months Ended December 31,
	2023	2022	2021
	(In millions)
Cost of services	$14.5	$12.4	$12.0
Selling, general and administrative expenses	57.3	50.2	42.9
Stock-based compensation expense, before income taxes	$71.8	$62.6	$54.9

The total income tax benefit recognized for stock-based compensation expense was $17.3 million, $14.8 million and $13.0 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively.

Stock Options.  The Omnibus Plans provide that qualified and nonqualified stock options may be granted to officers and other employees. The Omnibus Plans require that stock options be granted at exercise prices not less than market value on the date of grant. Generally, stock options are subject to graded vesting for periods of up to three years based on service, with 33.3% vesting for each year of completed service, and expire ten years from the grant date.

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

The fair value for stock options granted during the twelve months ended December 31, 2023, 2022 and 2021, was estimated at the date of grant, using the binomial model with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2023	2022	2021
Dividend yield	0.8%	0.7%	1.0%
Expected volatility	33.1%	31.5%	28.5%
Risk-free interest rate	3.9%	2.4%	0.5%
Expected term (in years)	4.8	5.0	4.8
Weighted-average fair value of stock options granted	$63.70	$59.70	$39.63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2023, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2023:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 31, 2022	1,964	$164.72
Granted (all at market price)	259	$210.37
Exercised	(218)	$143.98
Forfeited and canceled	(44)	$205.81
Outstanding at December 31, 2023	1,961	$171.93	4.7	$148.4
Vested and expected to vest at December 31, 2023	1,945	$171.55	4.7	$148.0
Exercisable at December 31, 2023	1,326	$150.58	3.3	$128.3

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on December 31, 2023 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the value that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2023. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2023, 2022 and 2021, was $14.0 million, $5.9 million and $41.9 million, respectively. At December 31, 2023, our total unrecognized compensation cost related to stock options was $8.3 million with a weighted-average recognition period of 1.6 years.

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2022 and 2021:

	December 31,
	2022		2021
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands)		(In thousands)
Outstanding at the beginning of the year	1,710	$149.67	1,831	$137.01
Granted (all at market price)	369	$232.28	314	$184.03
Exercised	(76)	$136.84	(341)	$114.35
Forfeited and canceled	(39)	$198.34	(94)	$145.92
Outstanding at the end of the year	1,964	$164.72	1,710	$149.67
Exercisable at end of year	1,268	$141.40	522	$129.57

Other Stock Awards.  The Omnibus Plans also provide for awards of restricted stock units and performance shares or units that are settled in shares of our common stock. Such stock awards are generally subject to cliff vesting over a period between one to three years based on service and may also have vesting conditions based on meeting specified performance goals.

The fair value of these stock awards is based on the fair market value of our common stock on the date of grant and include the right to dividends or dividend equivalents, which are accrued and payable only if and when the underlying stock vests and is payable.

Pursuant to the Omnibus Plans, certain executives have been granted performance shares pursuant to which the number of shares earned is dependent upon the Company’s three-year total shareholder return relative to the three-year total shareholder return of the companies in the S&P 500 stock index, as comprised on the grant date, subject to adjustment. Beginning in 2022, certain executives have been granted performance shares pursuant to which the number of shares earned is dependent upon the Company's adjusted EBITDA growth over the three-year performance period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The number of shares which could potentially be issued under these performance share awards ranges from zero to 200% of the target award. The grants outstanding subject to market performance as of December 31, 2023 would result in 332,840 shares outstanding at 100% of target and 665,680 at 200% of target at the end of the vesting period. Compensation expense for shares earned based on the Company’s three-year total shareholder return is recognized on a straight-line basis over the measurement period and is based upon the fair market value of the shares estimated to be earned at the date of grant using a Monte-Carlo simulation. Compensation expense for shares earned based on the Company’s adjusted EBITDA is recognized on a straight-line basis over the measurement period and is based upon the fair market value.

The following table summarizes changes in these other stock awards during the twelve months ended December 31, 2023, 2022 and 2021 and the related weighted-average grant date fair value:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2020	927	$128.04
Granted	396	$175.51
Vested	(465)	$130.96
Forfeited	(79)	$141.73
Nonvested at December 31, 2021	779	$159.73
Granted	483	$196.97
Vested	(406)	$133.26
Forfeited	(72)	$202.70
Nonvested at December 31, 2022	784	$192.47
Granted	373	$205.98
Vested	(215)	$172.62
Forfeited	(86)	$194.11
Nonvested at December 31, 2023	856	$203.17

The total fair value of stock awards that vested during the twelve months ended December 31, 2023, 2022 and 2021, was $43.7 million, $85.9 million and $106.7 million, respectively, based on the weighted-average fair value on the vesting date, and $37.1 million, $54.2 million and $61.0 million, respectively, based on the weighted-average fair value on the date of grant. At December 31, 2023, our total unrecognized compensation cost related to these nonvested stock awards was $53.0 million with a weighted-average recognition period of 1.8 years.

Employee Stock Purchase Plan.  Effective July 1, 2020, the Equifax Board of Directors approved the 2020 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participating employees have the option to withhold 1% to 10% of their annual salary, up to $25,000 annually, to purchase Equifax stock at a 5% discount based on the closing stock price of the final day of the offering period. The ESPP is noncompensatory in nature and is treated as any other sale of the Company's equity instruments.

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

U.S. and Canadian Retirement Plans.  We sponsor a qualified defined benefit retirement plan, the U.S. Retirement Income Plan (“USRIP”), that covers approximately 6% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was closed to new participation at December 31, 2008. This plan also covers retirees as well as certain terminated but vested individuals not yet in retirement status. We also sponsored a retirement plan with both defined benefit and defined contribution components that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
covered most salaried and hourly employees in Canada, the Canadian Retirement Income Plan (“CRIP”), until it was settled in 2022.

In 2023, the Company announced a program to offer a voluntary lump-sum pension payout to certain eligible active employees and former employees in the USRIP which would settle the Company’s obligation to them. The program provided participants with a limited time opportunity to elect to receive a lump-sum settlement of their pension benefit or begin to receive their benefit in the form of a monthly annuity in December 2023. As a result, the Company paid $31.8 million from plan assets and was relieved of the corresponding pension obligation of $33.4 million. The remaining activity was recorded through net periodic benefit cost related to the annual mark-to-market remeasurement.

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

During the twelve months ended December 31, 2023, we made no voluntary contributions to the USRIP. During the twelve months ended December 31, 2022, we made no voluntary contributions to the USRIP and made contributions of $15.5 million to the CRIP. At December 31, 2023, the USRIP met or exceeded ERISA’s minimum funding requirements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Obligations and Funded Status.  A reconciliation of the projected benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
	(In millions)
Change in projected benefit obligation
Benefit obligation at January 1,	$501.1	$731.9	$12.8	$17.1
Service cost	1.2	1.5	0.1	0.2
Interest cost	27.4	20.1	0.7	0.5
Plan participants’ contributions	—	—	—	—
Amendments	—	—	0.3	—
Actuarial loss (gain)	11.3	(151.7)	(1.5)	(3.3)
Foreign currency exchange rate changes	—	(1.1)	—	(0.1)
Settlements	(34.5)	(57.4)	—	—
Benefits paid	(40.4)	(42.2)	(1.3)	(1.6)
Projected benefit obligation at December 31,	466.1	501.1	11.1	12.8
Change in plan assets
Fair value of plan assets at January 1,	399.0	600.5	10.7	15.0
Actual return on plan assets	30.6	(124.4)	1.0	(3.3)
Employer contributions	7.0	22.4	0.2	0.1
Plan participants’ contributions	—	—	—	—
Foreign currency exchange rate changes	—	(0.9)	—	—
Other disbursements	(0.9)	(56.4)	—	—
Settlements	(31.8)	—	—	—
Benefits paid	(40.4)	(42.2)	(1.2)	(1.1)
Fair value of plan assets at December 31,	363.5	399.0	10.7	10.7
Funded status of plan	$(102.6)	$(102.1)	$(0.4)	$(2.1)

The accumulated benefit obligation for the USRIP and Supplemental Retirement Plans was $466.1 million at December 31, 2023. The accumulated benefit obligation for the USRIP, CRIP and Supplemental Retirement Plans was $500.6 million at December 31, 2022.

At December 31, 2023, the USRIP had projected benefit obligations and accumulated benefit obligations in excess of the plan's respective assets. The fair value of plan assets for this plan were $363.5 million and the projected benefit obligation and accumulated benefit obligation were $377.9 million at December 31, 2023.

At December 31, 2023, the Supplemental Retirement Plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation and accumulated benefit obligation for these plans in the aggregate were $88.2 million and these plans did not have any plan assets at December 31, 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheets at December 31, 2023 and 2022:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Amounts recognized in the statements of financial position consist of:	(In millions)
Noncurrent assets	$—	$—	$0.9	$—
Current liabilities	(6.7)	(6.7)	(0.1)	(0.1)
Long-term liabilities	(95.9)	(95.4)	(1.2)	(2.0)
Net amount recognized	$(102.6)	$(102.1)	$(0.4)	$(2.1)

At December 31, 2023 and 2022 amounts included in accumulated other comprehensive loss related to pension benefit plans consisted of prior service cost of $3.6 million and $3.4 million, net of accumulated taxes of $1.2 million and $1.2 million, respectively. For the twelve months ended December 31, 2023 and 2022, we recognized a $0.1 million loss and $1.4 million gain, respectively, through net periodic benefit cost related to the annual mark-to-market remeasurement of our pension and postretirement plans. For the twelve months ended December 31, 2023 and 2022, amounts recognized through net periodic benefit cost related to prior service cost, curtailments and settlements were not material.

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
	(In millions)
Service cost	$1.2	$1.5	$1.4	$0.1	$0.2	$0.2
Interest cost	27.4	20.1	19.0	0.7	0.5	0.5
Expected return on plan assets	(22.8)	(24.8)	(28.7)	(0.6)	(0.7)	(0.7)
Amortization of prior service cost	0.4	(1.7)	(1.8)	(0.5)	(0.5)	(0.1)
Recognized actuarial loss (gain) - mark to market	1.9	(2.7)	21.0	(1.8)	0.5	(0.8)
Settlements	—	(1.0)	—	—	—	—
Total net periodic benefit cost (income)	$8.1	$(8.6)	$10.9	$(2.1)	$—	$(0.9)

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31,	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Discount rate	5.44%	5.70%	5.37%	5.65%
Rate of compensation increase	6.00%	6.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost at December 31,	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
Discount rate	5.71%	2.85%	2.56%	5.65%	2.86%	2.47%
Expected return on plan assets	6.00%	4.27%	4.65%	6.00%	4.60%	4.80%
Rate of compensation increase	6.00%	6.00%	6.00%	N/A	N/A	N/A

During 2021, we adopted the MP-2021 mortality improvement projections in determining the liability for the U.S. plans. The updated mortality tables and projection scale contributed to a slight increase in the projected benefit obligation, partially offsetting the increase in the discount rates in 2021, the net of which resulted in the decrease of the projected benefit obligation as of December 31, 2021. During 2022 and 2023, we continued to use the MP-2021 mortality projection scale as a new version was not issued during either year.

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

Expected and Actual Return on Plan Assets.  We use a mark-to-market approach to recognize actuarial gains and losses and expected return on plan assets for our defined benefit pension and other postretirement benefit plans. Under this accounting principle, the expected returns on plan assets are used to estimate pension expense throughout the year and remeasurement of the projected benefit obligation and plan assets are immediately recognized in earnings through net periodic benefit cost within Other Income (Expense) on the Consolidated Statements of Income (Loss) with pension and postretirement plans remeasured annually in the fourth quarter.

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2023:

Years ending December 31,	U.S. Defined Benefit Plans	Other Benefit Plans
	(In millions)
2024	$40.6	$1.4
2025	$40.5	$1.3
2026	$40.4	$1.3
2027	$39.4	$1.2
2028	$38.5	$1.2
Next five fiscal years to December 31, 2033	$176.6	$4.8

Fair Value of Plan Assets.  The fair value of the pension assets at December 31, 2023 and 2022, are as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(2)	$40.9	$—	$40.9	$—
International Equity	(2)	35.6	—	35.6	—
Fixed Income	(2)	243.3	—	243.3	—
Private Equity	(3)	13.8	—	—	13.8
Real Assets	(4)	4.8	—	—	4.8
Cash	(1)	25.1	25.1	—	—
Total		$363.5	$25.1	$319.8	$18.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(1)	$33.9	$33.9	$—	$—
International Equity	(2)	30.8	—	30.8	—
Fixed Income	(2)	313.5	—	313.5	—
Private Equity	(3)	13.1	—	—	13.1
Real Assets	(4)	4.8	—	—	4.8
Cash	(1)	2.9	2.9	—	—
Total		$399.0	$36.8	$344.3	$17.9

(1)Fair value is based on observable market prices for the assets.

(2)For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company-specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period. As of December 31, 2023 and 2022, we had $10.0 million and $12.2 million, respectively, of remaining commitments related to these private equity investments.

(4)The fair value of Real Assets are reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams and comparable market sales. As of both December 31, 2023 and 2022, we had $0.2 million of remaining commitments related to the real asset investments.

The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs for the years ended December 31, 2023 and 2022:

	Private Equity	Hedge Funds	Real Assets
	(In millions)
Balance at December 31, 2021	$16.1	$0.1	$4.4
Return on plan assets:
Unrealized	1.0	(0.1)	0.2
Realized	(0.8)	—	—
Purchases	2.5	—	0.2
Sales	(5.7)	—	—
Balance at December 31, 2022	$13.1	$—	$4.8
Return on plan assets:
Unrealized	$0.7	$—	$—
Realized	(0.3)	—	—
Purchases	1.7	—	—
Sales	(1.4)	—	—
Balance at December 31, 2023	$13.8	$—	$4.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the postretirement assets at December 31, 2023 and 2022, are as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(2)	$1.2	$—	$1.2	$—
International Equity	(2)	1.0	—	1.0	—
Fixed Income	(2)	7.2	—	7.2	—
Private Equity	(3)	0.4	—	—	0.4
Real Assets	(4)	0.1	—	—	0.1
Cash	(1)	0.8	0.8	—	—
Total		$10.7	$0.8	$9.4	$0.5

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(1)	$0.9	$0.9	$—	$—
International Equity	(2)	0.8	—	0.8	—
Fixed Income	(2)	8.4	—	8.4	—
Private Equity	(3)	0.4	—	—	0.4
Real Assets	(4)	0.1	—	—	0.1
Cash	(1)	0.1	0.1	—	—
Total		$10.7	$1.0	$9.2	$0.5

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

(4)The fair value of Real Assets are reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams and comparable market sales.

Gross realized and unrealized gains and losses, purchases and sales for Level 3 postretirement assets were not material for the twelve months ended December 31, 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In an effort to meet asset allocation and funded status objectives of the Plan, assets are categorized as Liability-Hedging Assets and Return-Seeking Assets. During 2020, the Investment Committee made the decision to reduce exposure to Return-Seeking Assets due to the plan's high funded status. As of December 31, 2023, the approved allocation ranges are set forth in the table below, with an 80% targeted allocation to Liability-Hedging Assets and a 20% targeted allocation to Return-Seeking Assets. Liability-Hedging Assets represent investments which are meant to provide a hedge relative to the Plan’s liabilities and consist primarily of fixed income securities. Return-Seeking Assets include any asset class not intended to hedge the Plan’s liabilities. At December 31, 2023, these assets included domestic and international equities, private equity (including secondary private equity) and real assets. Additionally, the Plan allows certain of their managers, subject to specific risk constraints, to utilize derivative instruments in order to enhance asset return, reduce volatility or both. Derivatives are primarily employed by the Plans in their fixed income portfolios and in the hedge fund-of-funds area. Derivatives can be used for hedging purposes to reduce risk.

No shares of Equifax common stock were directly owned by the Plan at December 31, 2023 or 2022. Not more than 5% of the portfolio (at cost), and 10% of the equity portfolio’s market value, shall be invested in the securities of any one issuer, except the U.S. Government and U.S. Government Agencies.

The following asset allocation ranges and actual allocations were in effect as of December 31, 2023 and 2022:

	Range		Actual
USRIP	2023	2022	2023	2022
U.S. Equity	0% - 20%	0% - 20%	11.3%	8.5%
International Equity	0% - 10%	0% - 10%	9.8%	7.7%
Private Equity	0% - 10%	0% - 10%	3.8%	3.3%
Hedge Funds	0% - 10%	0% - 10%	—%	—%
Real Assets	0% - 10%	0% - 10%	1.3%	1.2%
Fixed Income	65% - 100%	65% - 100%	67.0%	78.8%
Cash	0% - 15%	0% - 15%	6.8%	0.5%

Equifax Retirement Savings Plans.  Equifax sponsors a U.S. tax qualified defined contribution plan, the Equifax Inc. 401(k) Plan, or the Plan. Beginning with the 2019 plan year, we provide a discretionary match of participants’ contributions, up to five or six percent of employees eligible pay depending on certain eligibility rules under the Plan. Prior to the 2019 plan year, we also provided a discretionary direct contribution to certain eligible employees, the percentage of which was based upon an employee’s credited years of service. Company contributions for the Plan during the twelve months ended December 31, 2023, 2022 and 2021 were $38.3 million, $38.1 million and $34.5 million, respectively.

Foreign Retirement Plans.  We also maintain defined contribution plans for certain employees in Canada and Spain and meet certain compulsory contribution requirements to retirement funds for employees in Australia, the U.K. and Ireland. For the years ended December 31, 2023, 2022 and 2021, our contributions related to these plans were $15.2 million, $15.0 million and $15.7 million, respectively.

Deferred Compensation Plans.  We maintain deferred compensation plans that allow for certain management employees and the Equifax Board of Directors to defer the receipt of compensation (such as salary, incentive compensation or shares payable under vested restricted stock units and performance shares) until a later date based on the terms of the plans. The Company also makes contributions to the accounts of certain executives who are not eligible to participate in either of the Supplemental Retirement Plans. The benefits under our deferred compensation plans are guaranteed by the assets of a grantor trust which, through our funding, make investments in certain mutual funds. The purpose of this trust is to ensure, subject to the claims of the Company’s creditors in the event of the Company’s insolvency, the distribution of benefits accrued by participants of the deferred compensation plans, and to ensure full funding, upon a change in control, of the present value of accrued benefits payable to participants or beneficiaries under the plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Incentive Plan.  We have a shareholder-approved Annual Incentive Plan, which is a component of the Omnibus Plans, for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share, revenue and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $88.0 million and $45.5 million at December 31, 2023 and 2022, respectively.

Employee Benefit Trusts.  We maintain two employee benefit trusts for the purpose of satisfying obligations under the two Supplemental Retirement Plans. One of these trusts held 0.6 million shares of Equifax stock with a value, at cost, of $5.9 million at December 31, 2023 and December 31, 2022, as well as cash, which was not material for both periods presented. These employee benefits trust assets are dedicated to ensure the payment of benefits accrued under our Supplemental Retirement Plans, and to ensure full funding of the accrued benefits in case of a change in control, as defined in the trust agreements. The assets in these plan trusts which are recorded on our Consolidated Balance Sheets are subject to creditor’s claims in case of insolvency of Equifax Inc.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the twelve months ended December 31, 2023, are as follows:

	Foreign currency translation adjustment	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2022	$(469.3)	$(3.4)	$(1.0)	$(473.7)
Other comprehensive loss before reclassifications	42.6	—	0.1	42.7
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	—	(0.2)
Balance, December 31, 2023	$(426.7)	$(3.6)	$(0.9)	$(431.2)

 Changes in accumulated other comprehensive loss related to noncontrolling interests were not material as of December 31, 2023.

11. RESTRUCTURING CHARGES

Restructuring costs consist of severance costs, contract termination and associated costs, and other exit and disposal costs. Severance costs relate to a reduction in headcount, contract termination costs primarily relate to penalties for early termination of contracts and associated costs of transition, and other exit and disposal costs primarily relate to real estate exit costs.

During the twelve months ended December 31, 2023, we recorded $37.6 million of restructuring charges, all of which was recorded in selling, general and administrative expenses within our Consolidated Statements of Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and primarily relate to a reduction in headcount and contract termination and associated costs. As of December 31, 2023, $19.6 million of the 2023 restructuring charges have been paid.

In the fourth quarter of 2022, we recorded $24.0 million ($18.0 million, net of tax) of restructuring charges, all of which were recorded in selling, general and administrative expenses on our Consolidated Statements of Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and primarily relate to a reduction in headcount. As of December 31, 2023, payments for the 2022 restructuring charge were substantially completed.

In the fourth quarter of 2021, we recorded $8.6 million ($6.5 million, net of tax) of restructuring charges, all of which were recorded in selling, general and administrative expenses on our Consolidated Statements of Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and primarily relate to a reduction in headcount. As of December 31, 2023, payments for the 2021 restructuring charge were substantially completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the liabilities associated with the restructuring charges recorded during 2023, including expenses incurred and cash payments, are as follows:

Restructuring charges:	Liability balance as of 12/31/2022	Expenses Incurred	Cash Payments	Liability balance as of 12/31/2023
	(In millions)
Severance costs	$24.1	$26.8	$(37.5)	$13.4
Contract terminations and other associated costs	—	9.0	(4.1)	4.9
Other exit and disposal costs	—	1.8	(1.8)	—
Total	$24.1	$37.6	$(43.4)	$18.3

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

Lease expense for operating leases was $40.7 million, $42.2 million and $37.8 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively. Our leases have remaining lease terms of one year to ten years, some of which may include options to extend the lease term up to five years and some of which may include options to terminate leases within one year. We have elected to not record operating lease ROU assets and liabilities for short-term leases that have a term of twelve months or less. Our lease expense includes our short-term lease cost which is not material to our Consolidated Financial Statements.

Other information related to our operating leases was as follows:

Twelve Months Ended December 31, 2023	Amount
(in millions, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$31.8
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$55.3

Weighted Average Remaining Lease Term	5.1
Weighted Average Discount Rate	4.6%

Estimated future minimum payment obligations for non-cancelable operating leases are as follows as of December 31, 2023:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ending December 31,	Amount
(In millions)
2024	$31.9
2025	29.8
2026	24.7
2027	18.0
2028	12.5
Thereafter	23.8
$140.7

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

International.  We operate in the following regions: Asia Pacific, Europe, Canada and Latin America. The International segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit and other marketing products and services. In Asia Pacific, Europe and Latin America, we also provide information, technology and services to support debt collections and recovery management. In Europe and Canada, we also provide credit monitoring products to resellers or directly to consumers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment information for the twelve months ended December 31, 2023, 2022 and 2021 and as of December 31, 2023 and 2022 is as follows:

	Twelve Months Ended December 31,
Operating revenue:	2023	2022	2021
	(In millions)
Workforce Solutions	$2,315.8	$2,325.4	$2,035.4
U.S. Information Solutions	1,720.4	1,657.7	1,786.7
International	1,229.0	1,139.1	1,101.8
Total operating revenue	$5,265.2	$5,122.2	$4,923.9

	Twelve Months Ended December 31,
Operating income:	2023	2022	2021
	(In millions)
Workforce Solutions	$969.3	$1,006.0	$1,000.7
U.S. Information Solutions	365.0	402.1	551.8
International	167.8	147.0	141.9
General Corporate Expense	(568.5)	(499.1)	(556.4)
Total operating income	$933.6	$1,056.0	$1,138.0

	December 31,
Total assets:	2023	2022
	(In millions)
Workforce Solutions	$4,144.7	$4,156.5
U.S. Information Solutions	3,296.1	3,291.4
International	3,909.0	3,106.8
General Corporate	930.2	993.2
Total assets	$12,280.0	$11,547.9

	Twelve Months Ended December 31,
Depreciation and amortization expense:	2023	2022	2021
	(In millions)
Workforce Solutions	$176.5	$162.2	$106.5
U.S. Information Solutions	205.8	191.4	158.5
International	147.6	132.0	141.1
General Corporate	80.9	74.5	74.3
Total depreciation and amortization expense	$610.8	$560.1	$480.4

	Twelve Months Ended December 31,
Capital expenditures:	2023	2022	2021
	(In millions)
Workforce Solutions	$127.5	$113.5	$73.5
U.S. Information Solutions	131.3	125.7	92.9
International	121.5	144.8	123.8
General Corporate	205.5	233.4	200.3
Total capital expenditures*	$585.8	$617.4	$490.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
*Amounts above include accruals for capital expenditures.

Financial information by geographic area is as follows:

	Twelve Months Ended December 31,
	2023		2022		2021
			(In millions)
Operating revenue (based on location of customer):	Amount	%	Amount	%	Amount	%
U.S.	$4,036.2	77%	$3,983.1	78%	$3,822.2	78%
Australia	317.6	6%	325.2	6%	336.9	7%
U.K.	265.8	5%	265.5	5%	252.0	5%
Canada	259.6	5%	256.1	5%	250.0	5%
Other	386.0	7%	292.3	6%	262.8	5%
Total operating revenue	$5,265.2	100%	$5,122.2	100%	$4,923.9	100%

	December 31,
	2023		2022
		(In millions)
Long-lived assets:	Amount	%	Amount	%
U.S.	$7,460.9	68%	$7,448.4	73%
Australia	1,732.3	16%	1,718.6	17%
U.K.	283.9	3%	263.6	3%
Canada	224.2	2%	200.4	2%
Other	1,222.4	11%	546.4	5%
Total long-lived assets	$10,923.7	100%	$10,177.4	100%

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

Our management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment using those criteria, our management concluded that, as of December 31, 2023, Equifax’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors. The effectiveness of Equifax’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, Equifax’s independent registered public accounting firm, as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on page 56.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans of Directors and Executive Officers

The following table describes any contracts, instructions or written plans for the sale or purchase of Equifax securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarter ended December 31, 2023:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Mark Begor, Chief Executive Officer	11/06/23	11/18/24	Sale of up to 233,204 shares of common stock in multiple transactions

(1) A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.

During the quarter ended December 31, 2023, none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information about our executive officers shown below, the information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) under the sections entitled “Proposal 1 Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Leadership and Corporate Governance—Committees of the Board of Directors.”

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

Mark W. Begor (65) has been our Chief Executive Officer and a member of the Board of Directors since April 2018. Prior thereto, he was a Managing Director in the Industrial and Business Services group at Warburg Pincus, a global private equity investment firm, since June 2016. Prior to Warburg Pincus, Mr. Begor spent 35 years at General Electric Company (“GE”), a global industrial and financial services company, in a variety of operating and financial roles. During his career at GE, Mr. Begor served in a variety of roles leading multibillion dollar units of the company, including President and CEO of GE Energy Management from 2014 to 2016, President and CEO of GE Capital Real Estate from 2011 to 2014, and President and CEO of GE Capital Retail Finance (Synchrony Financial) from 2002 to 2011. Mr. Begor served on the Fair Isaac Corporation (FICO) board of directors from 2016 to 2018. He currently serves on the board of directors of NCR Atleos Corp.

Sunil Bindal (49) has been our Executive Vice President, Chief Corporate Development Officer since October 2020. Prior to joining Equifax, Mr. Bindal served as Senior Vice President, Global Head of Mergers and Acquisitions and Corporate Development, at Total System Services since July 2018. Prior thereto, he served as Vice President of Corporate Development at Broadridge Financial Solutions since August 2015. Prior thereto, he served as Director, Technology Mergers and Acquisitions, of Credit Suisse since July 2006.

Carla Chaney (53) has been our Executive Vice President, Chief Human Resources Officer since April 2019. Prior thereto, she served as Executive Vice President, Human Resources and Communications of Graphic Packaging Holding Company and Graphic Packaging International, since February 2012. Prior thereto, she held a variety of leadership roles with Exide Technologies and Newell Rubbermaid, Inc., since 2004.

Jamil Farshchi (46) has been our Executive Vice President, Chief Information Security Officer since February 2018 and our acting Chief Technology Officer since February 2024. Prior to joining Equifax, Mr. Farshchi served as Chief Information Security Officer at The Home Depot since April 2015. Prior thereto, he was the first Global Chief Information Security Officer at Time Warner Inc., from August 2014 to March 2015. Prior thereto, he was the Vice President of Global Information Security at Visa Inc. from August 2011 to August 2014. Mr. Farshchi has also held senior roles at Los Alamos National Laboratory, Sitel Corporation, Nextwave Broadband and NASA. He currently serves on the board of directors of UKG Inc.

John W. Gamble, Jr. (61) has been our Executive Vice President, Chief Financial Officer and Chief Operations Officer since February 2021. Prior thereto, he was Corporate Vice President and Chief Financial Officer since May 2014. Prior to that, Mr. Gamble was Executive Vice President and Chief Financial Officer of Lexmark International, Inc., a global provider of document solutions, enterprise content management software and services, printers and multifunction printers, from September 2005 until May 2014.

Todd Horvath (50) has been our Executive Vice President, President, U.S. Information Solutions since March 2023. Prior to joining Equifax, Mr. Horvath served in roles of increasing responsibility at Fiserv from 2017-2023, most recently serving as Co-Head of the Fiserv Banking Organization. Prior to that, Mr. Horvath served in various international leadership roles at Automatic Data Processing from 2001-2017. Prior thereto, he was General Director, Venezuela Operations at Sharp Image Gaming in 2001.

Julia A. Houston (53) has been our Executive Vice President, Chief Strategy and Marketing Officer since March 2021. Prior thereto, she was our Chief Transformation Officer since October 2017. Prior thereto, she was Senior Vice President, U.S. Legal, since October 2013. Prior to joining Equifax, Ms. Houston was Senior Vice President, General Counsel and Corporate Secretary at Convergys Corporation, from 2011 to 2013. Prior thereto, she served in roles of increasing responsibility at Mirant Corporation from 2004 to 2010, ultimately serving as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary.

 John J. Kelley III (63) has been our Executive Vice President, Chief Legal Officer and Corporate Secretary since January 2013. Prior to joining Equifax, Mr. Kelley was a senior partner in the Corporate Practice Group of the law firm of King & Spalding LLP.

Cecilia Mao (49) has been our Chief Product Officer since May 2020 and was appointed as Executive Vice President, Chief Product Officer in February 2024. Prior to joining Equifax, Ms. Mao served as Vice President of Product at Oracle Data Cloud from December 2016 to May 2020, where she led teams in business strategy, product management and delivery for identity, data management platform and digital data products. Prior thereto, she held various product management roles on decision and analytics for over a decade at FICO and Verisk Analytics, Inc.

Lisa Nelson (60) has been our Executive Vice President, President, International since June 2021. Prior thereto, she served as Group Managing Director, Equifax Australia and New Zealand, since August 2019. Prior thereto, she served as President and General Manager, Equifax Canada, since January 2015. Prior thereto, she served as Senior Vice President, Enterprise Alliance Leader of Equifax U.S. Information Solutions, since November 2011. Prior to joining Equifax, she served as Vice President, Global Scoring Solutions of FICO, since August 2004.

Rodolfo O. Ploder (63) has been our Executive Vice President, President, Workforce Solutions since November 2015. Prior thereto, he served as President, U.S. Information Solutions, since April 2010. Prior thereto, he served as President, International, from January 2007 to April 2010. Prior thereto, he was Group Executive, Latin America from February 2004 to January 2007.

Harald Schneider (50) has been our Chief Data & Analytics Officer since May 2022 and was appointed as Executive Vice President, Chief Data & Analytics Officer in February 2024. Prior to joining Equifax, Mr. Schneider served as Global Head of Data Products at Visa Inc. from August 2018 to May 2022. Prior thereto, he served as Chief Analytics Officer at Tandem Bank in the U.K. from September 2016 to April 2018. Prior thereto, he held various international data and business leadership roles at Capital One Financial Corporation, Citigroup Inc. and Pardus Capital Management.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the information contained in our 2024 Proxy Statement under the sections entitled “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the information contained in our 2024 Proxy Statement under the sections entitled “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the information contained in our 2024 Proxy Statement under the sections entitled “Board Leadership and Corporate Governance Director Independence, ” “Related Person Transaction Policy” and “Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Shareholders.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the information contained in our 2024 Proxy Statement under the section entitled “Proposal 3 Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for 2024.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of Documents Filed as a Part of This Report:
(1)    Financial Statements. The following financial statements are included in Item 8 of Part II:

•Consolidated Balance Sheets — December 31, 2023 and 2022;
•Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021;
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021;
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021;
•Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Loss for the Years Ended December 31, 2023, 2022 and 2021; and
•Notes to Consolidated Financial Statements.

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

4.3	Indenture, dated as of May 12, 2016, between Equifax Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed May 12, 2016).
4.4
Second Supplemental Indenture, dated as of May 12, 2016, between Equifax Inc. and U.S. Bank National Association, as Trustee, including the form of 2026 Note as Exhibit A (incorporated by reference to Exhibit 4.3 to Equifax’s Form 8-K filed May 12, 2016).

4.5
Sixth Supplemental Indenture, dated as of November 19, 2019, between Equifax Inc. and the Trustee, including the form of 2024 Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed November 19, 2019).

4.6
Seventh Supplemental Indenture, dated as of April 27, 2020, between Equifax Inc. and the Trustee, including the form of 2025 Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed April 27, 2020).

4.7
Eighth Supplemental Indenture, dated as of April 27, 2020, between Equifax Inc. and the Trustee, including the form of 2030 Note as Exhibit A (incorporated by reference to Exhibit 4.2 to Equifax's Form 8-K filed April 27, 2020).

4.8
Ninth Supplemental Indenture, dated as of August 13, 2021, between Equifax Inc. and the Trustee, including the form of Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed August 16, 2021).

4.9
Tenth Supplemental Indenture, dated as of September 12, 2022, between Equifax Inc. and the Trustee, including the form of Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed September 12, 2022).

4.10
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

4.12
First Amendment to Credit Agreement, dated as of March 21, 2023, by and among Equifax Inc., Equifax Limited, Equifax Canada Co., Equifax International Treasury Services Unlimited Company and Equifax Australia Holdings Pty Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Equifax's Form 10-Q filed April 20, 2023).

4.13
Term Loan Credit Agreement, dated as of August 25, 2021, by and between Equifax Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Equifax’s Form 8-K filed August 31, 2021).

4.14
First Amendment to Term Loan Credit Agreement, dated as of March 21, 2023, by and between Equifax Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Equifax's Form 10-Q filed April 20, 2023).

4.15	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.14 to Equifax's Form 10-K filed February 20, 2020).

Except as set forth in the preceding Exhibits 4.1 through 4.15, instruments defining the rights of holders of long-term debt securities of Equifax have been omitted where the total amount of securities authorized does not exceed 10% of the total assets of Equifax and its subsidiaries on a consolidated basis. Equifax agrees to furnish to the SEC, upon request, a copy of such instruments with respect to issuances of long-term debt of Equifax and its subsidiaries.

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

10.8	Amendment No. 1 to Equifax Inc. 2008 Omnibus Incentive Plan, effective February 6, 2017 (incorporated by reference to Exhibit 10.8 to Equifax’s Form 10-K filed February 25, 2021).
10.9	Amendment No. 2 to Equifax Inc. 2008 Omnibus Incentive Plan, effective November 4, 2020 (incorporated by reference to Exhibit 10.9 to Equifax’s Form 10-K filed February 25, 2021).
10.10	Equifax Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Annex C to Equifax's definitive proxy statement on Schedule 14A filed March 23, 2023).
10.11
Form of Non-Qualified Stock Option Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Equifax’s form 10-K filed February 22, 2013).

10.12	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 to Equifax’s Form 10-K filed February 25, 2021).
10.13	Equifax Inc. Director Deferred Compensation Plan, as amended through November 5, 2020. (incorporated by reference to Exhibit 10.12 to Equifax’s Form 10-K filed February 25, 2021).

10.14
Equifax Grantor Trust dated as of January 23, 2014, between Equifax Inc. and Principal Trust Company, Trustee, relating to supplemental deferred compensation and phantom stock benefits (incorporated by reference to Exhibit 10.13 to Equifax’s Form 10-K filed February 25, 2021).

10.15	Equifax Inc. Director and Executive Stock Deferral Plan, as amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10.14 to Equifax’s Form 10-K filed February 25, 2021).
10.16
Amendment No. 1 to Equifax Inc. Director and Executive Stock Deferral Plan, effective as of November 4, 2020 (incorporated by reference to Exhibit 10.15 to Equifax’s Form 10-K filed February 25, 2021).

10.17
Amendment No. 2 to Equifax Inc. Director and Executive Stock Deferral Plan, effective as of December 2, 2021 (incorporated by reference to Exhibit 10.16 to Equifax's Form 10-K filed February 24, 2022).

10.18	Equifax 2005 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed July 28, 2016).
10.19	Amendment No. 1 to Equifax 2005 Executive Deferred Compensation Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed July 28, 2016).
10.20	Amendment No. 2 to Equifax 2005 Executive Deferred Compensation plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.27 to Equifax’s Form 10-K filed March 1, 2018).
10.21	Amendment No. 3 to Equifax 2005 Executive Deferred Compensation Plan, effective as of November 4, 2020 (incorporated by reference to Exhibit 10.19 to Equifax’s Form 10-K filed February 25, 2021).
10.22	Amendment No. 4 to Equifax 2005 Executive Deferred Compensation Plan, effective as of May 5, 2021 (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed July 22, 2021).
10.23	Equifax Inc. Employee Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to Equifax’s Form S-8 filed November 24, 2021).
10.24	Equifax Inc. Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to Equifax's Form 10-K filed February 24, 2022).
10.25
Form of Non-Qualified Stock Option Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in February 2017) (incorporated by reference to Exhibit 10.4 to Equifax’s Form 10-Q filed April 27, 2017).

10.26	Employment Agreement, dated March 27, 2018, between the Company and Mark W. Begor (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed March 28, 2018).
10.27	Letter Agreement, dated February 4, 2021, between the Company and Mark W. Begor (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed February 9, 2021).
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

10.35	Equifax Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed February 27, 2019).
10.36	Equifax Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Annex B to Equifax's definitive proxy statement filed on March 27, 2020).
10.37
Form of Performance Share Award Agreement (Adjusted EBITDA) (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2022) (incorporated by reference to Exhibit 10.1 to Equifax's Form 10-Q filed April 21, 2022).

10.38
Form of Performance Share Award Agreement (Adjusted EBITDA) (SLT) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in February 2022) (incorporated by reference to Exhibit 10.2 to Equifax's Form 10-Q filed April 21, 2022).

10.39
Performance Share Award Agreement (TSR) between Equifax Inc. and Mark Begor under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for award granted on July 29, 2022) (incorporated by reference to Exhibit 10.1 to Equifax's Form 10-Q filed October 20, 2022).

10.40
Premium-Priced Stock Option Award Agreement between Equifax Inc. and Mark Begor under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for award granted on July 29, 2022) (incorporated by reference to Exhibit 10.2 to Equifax's Form 10-Q filed October 20, 2022).

10.41
Restricted Stock Unit Award Agreement between Equifax Inc. and Mark Begor under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for award granted on July 29, 2022) (incorporated by reference to Exhibit 10.3 to Equifax's Form 10-Q filed October 20, 2022).

Material Contracts

10.42**
Settlement Agreement and Release dated July 22, 2019 between the Company and the Settlement Class Representatives (as defined therein) (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed July 22, 2019).

10.43**
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

10.45**
Final Judgment and Consent Decree dated July 19, 2019 between the Company and the State of Alabama, with a schedule of the additional jurisdictions in which such agreement (consent decrees) have been approved that are substantially identical in all material respects (incorporated by reference to Exhibit 10.4 to Equifax’s Form 8-K filed July 22, 2019).

Other Exhibits and Certifications

21.1*	Subsidiaries of Equifax Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
97.1*	Equifax Inc. Dodd-Frank Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
**Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished as a supplement to the Securities and Exchange Commission upon request.

(c) Financial Statement Schedules. See Item 15(a)(2).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2024.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2024.

/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer and Chief Operations Officer
(Principal Financial Officer)

/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

/s/ Mark L. Feidler
Mark L. Feidler
Director and Non-Executive Chairman

/s/ Karen L. Fichuk
Karen L. Fichuk
Director

/s/ G. Thomas Hough
G. Thomas Hough
Director

/s/ Robert D. Marcus
Robert D. Marcus
Director

/s/ Scott A. McGregor
Scott A. McGregor
Director

/s/ John A. McKinley
John A. McKinley
Director

/s/ Melissa D. Smith
Melissa D. Smith
Director

/s/ Audrey Boone Tillman
Audrey Boone Tillman
Director

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

2023

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$19.1	$11.4	$—	$(13.8)	$16.7
Deferred income tax asset valuation allowance	185.1	(26.9)	2.7	17.6	178.5
	$204.2	$(15.5)	$2.7	$3.8	$195.2

2022

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$13.9	$8.5	$—	$(3.3)	$19.1
Deferred income tax asset valuation allowance	192.0	(15.4)	(9.7)	18.2	185.1
	$205.9	$(6.9)	$(9.7)	$14.9	$204.2

2021

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$12.9	$0.3	$—	$0.7	$13.9
Deferred income tax asset valuation allowance	382.7	(12.7)	(198.0)	20.0	192.0
	$395.6	$(12.4)	$(198.0)	$20.7	$205.9