Form 10-Q
period 2024-03-31
EQUIFAX INC
filed 2024-04-22
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No   ☒

On April 5, 2024, there were 123,611,310 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2024

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address future operating performance and events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, improvements in our information technology and data security infrastructure, including as a part of our cloud data and technology transformation, our strategy, the expected financial and operational benefits, synergies and growth from our acquisitions, changes in U.S. and worldwide economic conditions, such as changes in interest rates and inflation, that materially impact consumer spending, home prices, investment values, consumer debt, unemployment rates and the demand for Equifax's products and services, our culture, our ability to innovate, the market acceptance of new products and services and similar statements about our business plans are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections, including without limitation our expectations regarding the Company’s outlook, long-term organic and inorganic growth, and customer acceptance of our business solutions referenced below under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Overview.” These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023, and those described from time to time in our future reports filed with the United States Securities and Exchange Commission (“SEC”). As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2024	2023
(In millions, except per share amounts)
Operating revenue	$1,389.4	$1,302.0
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	627.7	580.4
Selling, general and administrative expenses	372.6	366.1
Depreciation and amortization	164.4	150.1
Total operating expenses	1,164.7	1,096.6
Operating income	224.7	205.4
Interest expense	(59.7)	(57.6)
Other income, net	1.6	4.4
Consolidated income before income taxes	166.6	152.2
Provision for income taxes	(40.5)	(38.7)
Consolidated net income	126.1	113.5
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.2)	(1.1)
Net income attributable to Equifax	$124.9	$112.4
Basic earnings per common share:
Net income attributable to Equifax	$1.01	$0.92
Weighted-average shares used in computing basic earnings per share	123.5	122.6
Diluted earnings per common share:
Net income attributable to Equifax	$1.00	$0.91
Weighted-average shares used in computing diluted earnings per share	124.8	123.5
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2024			2023
	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total
	(In millions)
Net income	$124.9	$1.2	$126.1	$112.4	$1.1	$113.5
Other comprehensive income (loss):
Foreign currency translation adjustment	(95.4)	(3.5)	(98.9)	12.6	0.3	12.9
Change in cumulative gain from cash flow hedging transactions, net	0.1	—	0.1	—	—	—
Comprehensive income (loss)	$29.6	$(2.3)	$27.3	$125.0	$1.4	$126.4

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except par values)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$201.0	$216.8
Trade accounts receivable, net of allowance for doubtful accounts of $16.4 and $16.7 at March 31, 2024 and December 31, 2023, respectively	1,006.1	908.2
Prepaid expenses	170.7	142.5
Other current assets	71.7	88.8
Total current assets	1,449.5	1,356.3
Property and equipment:
Capitalized internal-use software and system costs	2,596.0	2,541.0
Data processing equipment and furniture	248.4	247.9
Land, buildings and improvements	282.5	272.9
Total property and equipment	3,126.9	3,061.8
Less accumulated depreciation and amortization	(1,276.7)	(1,227.8)
Total property and equipment, net	1,850.2	1,834.0
Goodwill	6,761.3	6,829.9
Indefinite-lived intangible assets	94.8	94.8
Purchased intangible assets, net	1,773.5	1,858.8
Other assets, net	322.0	306.2
Total assets	$12,251.3	$12,280.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$880.0	$963.4
Accounts payable	198.1	197.6
Accrued expenses	306.2	245.1
Accrued salaries and bonuses	113.5	168.7
Deferred revenue	113.2	109.5
Other current liabilities	362.8	334.7
Total current liabilities	1,973.8	2,019.0
Long-term debt	4,745.3	4,747.8
Deferred income tax liabilities, net	454.1	474.9
Long-term pension and other postretirement benefit liabilities	97.7	100.1
Other long-term liabilities	268.2	250.7
Total liabilities	7,539.1	7,592.5
Commitments and Contingencies (see Note 6)
Redeemable noncontrolling interests	131.6	135.1
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at March 31, 2024 and December 31, 2023; Outstanding shares - 123.6 and 123.3 at March 31, 2024 and December 31, 2023, respectively	236.6	236.6
Paid-in capital	1,824.7	1,761.3
Retained earnings	5,685.0	5,608.6
Accumulated other comprehensive loss	(526.5)	(431.2)
Treasury stock, at cost, 65.1 shares and 65.4 shares at March 31, 2024 and December 31, 2023, respectively	(2,652.4)	(2,635.3)
Stock held by employee benefits trusts, at cost, 0.6 shares at March 31, 2024 and December 31, 2023	(5.9)	(5.9)
Total Equifax shareholders’ equity	4,561.5	4,534.1
Noncontrolling interests	19.1	18.3
Total shareholders' equity	4,580.6	4,552.4
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$12,251.3	$12,280.0

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In millions)
Operating activities:
Consolidated net income	$126.1	$113.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	166.6	152.2
Stock-based compensation expense	41.2	39.7
Deferred income taxes	(17.9)	(11.9)
Gain on fair market value adjustment of equity investments	—	(3.1)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(102.5)	(60.8)
Other assets, current and long-term	(15.2)	(25.0)
Current and long term liabilities, excluding debt	54.4	(53.7)
Cash provided by operating activities	252.7	150.9
Investing activities:
Capital expenditures	(131.9)	(158.3)
Acquisitions, net of cash acquired	—	(4.3)
Cash used in investing activities	(131.9)	(162.6)
Financing activities:
Net short-term payments	(83.4)	(160.8)
Payments on long-term debt	(4.4)	—
Borrowings on long-term debt	—	175.0
Dividends paid to Equifax shareholders	(48.2)	(47.9)
Distributions paid to noncontrolling interests	(0.4)	—
Proceeds from exercise of stock options and employee stock purchase plan	19.9	6.6
Payment of taxes related to settlement of equity awards	(15.4)	(15.9)
Debt issuance costs	—	(0.3)
Cash used in financing activities	(131.9)	(43.3)
Effect of foreign currency exchange rates on cash and cash equivalents	(4.7)	2.3
Decrease in cash and cash equivalents	(15.8)	(52.7)
Cash and cash equivalents, beginning of period	216.8	285.2
Cash and cash equivalents, end of period	$201.0	$232.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Three Months Ended March 31, 2024

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts		Total Shareholders' Equity
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests
	(In millions, except per share amounts)
Balance, December 31, 2023	123.3	$236.6	$1,761.3	$5,608.6	$(431.2)	$(2,635.3)	$(5.9)	$18.3	$4,552.4
Net income	—	—	—	124.9	—	—	—	1.2	126.1
Other comprehensive loss	—	—	—	—	(95.3)	—	—	—	(95.3)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	21.9	—	—	(17.1)	—	—	4.8
Cash dividends ($0.39 per share)	—	—	—	(48.5)	—	—	—	—	(48.5)
Dividends paid to employee benefits trusts	—	—	0.3	—	—	—	—	—	0.3
Stock-based compensation expense	—	—	41.2	—	—	—	—	—	41.2
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance, March 31, 2024	123.6	$236.6	$1,824.7	$5,685.0	$(526.5)	$(2,652.4)	$(5.9)	$19.1	$4,580.6

For the Three Months Ended March 31, 2023

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts		Total Shareholders' Equity
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests
	(In millions, except per share amounts)
Balance, December 31, 2022	122.5	$236.6	$1,594.2	$5,256.0	$(473.7)	$(2,650.7)	$(5.9)	$16.8	$3,973.3
Net income	—	—	—	112.4	—	—	—	1.1	113.5
Other comprehensive income	—	—	—	—	12.6	—	—	0.3	12.9
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.1	—	(3.0)	—	—	(6.3)	—	—	(9.3)
Cash dividends ($0.39 per share)	—	—	—	(48.1)	—	—	—	—	(48.1)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	39.7	—	—	—	—	—	39.7
Balance, March 31, 2023	122.6	$236.6	$1,631.1	$5,320.3	$(461.1)	$(2,657.0)	$(5.9)	$18.2	$4,082.2

Accumulated Other Comprehensive Loss consists of the following components:

	March 31, 2024	December 31, 2023
	(In millions)
Foreign currency translation	$(522.1)	$(426.7)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $1.1 and $1.2 at March 31, 2024 and December 31, 2023, respectively	(3.6)	(3.6)
Cash flow hedging transactions, net of tax of $0.5 at March 31, 2024 and December 31, 2023	(0.8)	(0.9)
Accumulated other comprehensive loss	$(526.5)	$(431.2)

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal justice data and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of March 31, 2024, we operated in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom ("U.K."), Uruguay and the United States of America ("U.S."). We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore.

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

Basis of Presentation.  The unaudited Consolidated Financial Statements and the accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of SEC Regulation S-X. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).

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

	Three Months Ended March 31,
	2024	2023
	(In millions)
Weighted-average shares outstanding (basic)	123.5	122.6
Effect of dilutive securities:
Stock options and restricted stock units	1.3	0.9
Weighted-average shares outstanding (diluted)	124.8	123.5

For the three months ended March 31, 2024 and 2023, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of March 31, 2024 and December 31, 2023, the fair value of our long-term debt, including the current portion, based on observable inputs was $5.3 billion, compared to its carrying value of $5.5 billion for both periods.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We did not complete any acquisitions during the three months ended March 31, 2024 and we completed two acquisitions during the year ended December 31, 2023. The values of net assets acquired were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of definite-lived intangible assets acquired in these acquisitions were estimated primarily based on the income and cost approaches. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. The cost approach estimates fair value based on determining the amount of money required to replace the asset with another asset with equivalent utility or future service capability.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost and are due in less than a year. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	2023
	(In millions)
Allowance for doubtful accounts, beginning of period	$16.7	$19.1
Current period bad debt expense	4.7	3.6
Write-offs, net of recoveries	(5.0)	(2.6)
Allowance for doubtful accounts, end of period	$16.4	$20.1

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily include amounts receivable from tax authorities and related to vendor rebates. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2024, these assets were $29.9 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent our investments in unconsolidated affiliates, the Company’s operating lease right-of-use assets, employee benefit trust assets, assets related to life insurance policies covering certain officers of the Company and long-term deferred tax assets.

Equity Investment. On August 7, 2023, we purchased the remaining interest of our equity investment in Boa Vista Serviços S.A. ("BVS"), a consumer and commercial credit information bureau in Brazil. Up until the date of acquisition, we recorded this equity investment within Other Assets at fair value, using observable Level 1 inputs. The carrying value of the investment was $77.3 million as of March 31, 2023, resulting in an unrealized gain of $3.1 million for the three months ended March 31, 2023, which was recorded in Other income, net within the Consolidated Statements of Income.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as interest expense, income taxes, accrued employee benefits, and insurance expense. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2024, these funds were $29.9 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Redeemable Noncontrolling Interest. As part of the merger consideration issued to complete the acquisition of BVS, we issued shares of one of our subsidiaries, Equifax do Brasil, thus resulting in a noncontrolling interest. We recognized the noncontrolling interest at fair value at the date of acquisition. These shares were issued with specific rights allowing the holders to sell the shares back to Equifax, at fair value during specified future time periods starting at the fifth anniversary and only when certain conditions exist. Additionally, the shareholder agreements provide Equifax the right to buy the shares back at fair value at future dates beginning after the tenth anniversary of the acquisition, however Equifax is not required to exercise this right at any point.

We determined that the noncontrolling interest shareholder rights meet the requirements to be considered redeemable.
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

The Company's redeemable noncontrolling interests activities for the three months ended March 31, 2024 are summarized as follows:

Three Months Ended March 31,
Redeemable noncontrolling interests:	2024
(In millions)
Redeemable noncontrolling interests, beginning of period	$135.1
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(3.5)
Redeemable noncontrolling interests, end of period	$131.6

Adoption of New Accounting Standards. Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting, caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." The update extends the sunset date from ASU No. 2020-04 from December 31, 2022 to December 31, 2024. After this date, entities will no longer be permitted to apply the relief in Topic 848. The adoption of the standard did not have a material impact on our Consolidated Financial Statements.

Recent Accounting Pronouncements. Stock Compensation. In March 2024, the FASB issued ASU No. 2024-01 "Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards." The amendments in this update clarify how an entity determines whether a profits interest or similar award (“profits interest award”) is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and should be accounted for in a manner similar to a cash bonus or profit-sharing arrangement under ASC 710 or other ASC topics. The amendments specifically add an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. The fact patterns in the illustrative example focus on the scope conditions in paragraph 718-10-15-3. The illustrative example is intended to reduce (1) complexity in determining whether a profits interest award is subject to the guidance in Topic 718 and (2) existing diversity in practice. The amendments in this update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. We are still evaluating whether this update will impact the way we account for our stock-based compensation awards.

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The new ASU requires public business entities, on an annual basis, to provide a tabular rate reconciliation (using both percentages and reporting currency amounts) of (1) the reported income tax expense (or benefit) from continuing operations, to (2) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal (national) income tax rate of the jurisdiction (country) of domicile using specific categories and separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold. A public business entity is required to provide an explanation, if not otherwise evident, of the individual reconciling items disclosed, such as the nature, effect, and underlying causes of the reconciling items and the judgment used in categorizing the reconciling items. For each annual period presented, the ASU requires all reporting entities to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign. It also requires additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The ASU requires that all reporting entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public entities for annual periods beginning after December 15, 2024. We are still evaluating the impact on our financial statement disclosures.

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

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2024	2023	$	%
	(In millions)
Verification Services	$476.5	$455.8	$20.7	5%
Employer Services	126.3	140.5	(14.2)	(10)%
Total Workforce Solutions	602.8	596.3	6.5	1%
Online Information Solutions	380.2	341.0	39.2	12%
Mortgage Solutions	38.0	33.3	4.7	14%
Financial Marketing Services	47.1	47.4	(0.3)	(1)%
Total U.S. Information Solutions	465.3	421.7	43.6	10%
Latin America	91.1	55.3	35.8	65%
Europe	86.2	75.7	10.5	14%
Asia Pacific	78.2	89.9	(11.7)	(13)%
Canada	65.8	63.1	2.7	4%
Total International	321.3	284.0	37.3	13%
Total operating revenue	$1,389.4	$1,302.0	$87.4	7%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of March 31, 2024, inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$27.9
1 to 3 years	32.1
3 to 5 years	14.7
Thereafter	18.6
Total remaining performance obligation	$93.3

3. ACQUISITIONS AND INVESTMENTS

2023 Acquisitions and Investments. In the first quarter of 2023, the Company acquired a company in Canada within the International operating segment.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill.  Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of December 1.

Changes in the amount of goodwill for the three months ended March 31, 2024, are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total

Balance, December 31, 2023	$2,520.2	$2,006.2	$2,303.5	$6,829.9
Adjustments to initial purchase price allocation	—	—	1.7	1.7
Foreign currency translation	(0.1)	—	(70.2)	(70.3)
Balance, March 31, 2024	$2,520.1	$2,006.2	$2,235.0	$6,761.3

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset annual impairment test as of December 1, at which point the estimated fair value of our indefinite-lived intangibles exceeded the carrying value. Our indefinite-lived intangible asset carrying amounts did not change materially during the three months ended March 31, 2024.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of consumer and commercial data files acquired through our acquisitions of various companies, including a fraud and identity solutions provider and independent credit reporting agencies in the U.S., Australia, Brazil, Canada and Dominican Republic. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2023 Form 10-K.

Purchased intangible assets, net, recorded on our Consolidated Balance Sheets at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,141.8	$(618.6)	$523.2	$1,158.5	$(604.2)	$554.3
Customer relationships	1,040.7	(498.7)	542.0	1,053.5	(484.2)	569.3
Proprietary database	705.7	(185.6)	520.1	705.8	(171.5)	534.3
Acquired software and technology	222.2	(84.2)	138.0	222.5	(75.4)	147.1
Trade names, non-compete agreements and other intangible assets	74.0	(23.8)	50.2	79.6	(25.8)	53.8
Total definite-lived intangible assets	$3,184.4	$(1,410.9)	$1,773.5	$3,219.9	$(1,361.1)	$1,858.8

Amortization expense related to purchased intangible assets was $67.0 million and $60.7 million during the three months ended March 31, 2024 and 2023, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at March 31, 2024 is as follows:

Years ending December 31,	Amount
(In millions)
2024	$196.1
2025	255.1
2026	239.2
2027	226.5
2028	170.4
Thereafter	686.2
$1,773.5

5. DEBT

Debt outstanding at March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
	(In millions)
Commercial paper ("CP")	$112.5	$196.0
Notes, 2.60%, due December 2024	750.0	750.0
Notes, 2.60%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Term loan, due August 2026	691.3	695.6
Notes, 5.10%, due December 2027	750.0	750.0
Notes, 5.10%, due June 2028	700.0	700.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 3.10%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	1,000.0
Notes, 7.00%, due July 2037	250.0	250.0
Total debt	5,653.8	5,741.6
Less short-term debt and current maturities	(880.0)	(963.4)
Less unamortized discounts and debt issuance costs	(28.5)	(30.4)
Total long-term debt, net	$4,745.3	$4,747.8

Senior Credit Facilities.  We have access to a $1.5 billion five-year unsecured revolving credit facility (the “Revolver”) and a $700.0 million delayed draw term loan (“Term Loan”), collectively known as the “Senior Credit Facilities,” both of which mature in August 2026. In March 2023, we amended our Senior Credit Facilities agreement to adjust our debt covenant requirements and incorporate the Secured Overnight Financing Rate (SOFR) into our agreement, among other changes. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver. As of March 31, 2024, there were $112.5 million of outstanding CP notes, $0.4 million of letters of credit outstanding, no outstanding borrowings under the Revolver and $691.3 million outstanding under the Term Loan. Availability under the Revolver was $1,387.1 million at March 31, 2024.

Commercial Paper Program.  Our $1.5 billion CP program has been established through the private placement of CP notes from time-to-time, in which borrowings may bear interest at either a variable or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At March 31, 2024, there were $112.5 million of outstanding CP notes. We have disclosed the net short-term borrowing activity for the three months ended March 31, 2024 in the Consolidated Statements of Cash Flows. There were no CP borrowings or payments with a maturity date greater than 90 days and less than 365 days for the three months ended March 31, 2024. The amount disclosed includes CP borrowings of $97.0 million and payments of $108.8 million with a maturity date greater than 90 days and less than 365 days for the three months ended March 31, 2023.

For additional information about our debt agreements, see Note 5 of the Notes to Consolidated Financial Statements in our 2023 Form 10-K.

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

Guarantees and General Indemnifications

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all standby letters of credit, performance bonds and surety bonds is not material at March 31, 2024 and these instruments generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees is not material at March 31, 2024. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements.

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

For additional information about these and other commitments and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in our 2023 Form 10-K.

7. INCOME TAXES

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state, or international income tax examinations by tax authorities for years before 2020. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit balance may change within the next twelve months by a range of $0 to $15.0 million.

Effective Tax Rate

Our effective income tax rate was 24.3% for the three months ended March 31, 2024, compared to 25.4% for the three months ended March 31, 2023. Our effective tax rate was lower for the first three months of 2024 as compared to the same periods in 2023 due to more favorable discrete benefits, none of which were individually material, as compared to the prior year, which were partially offset by an increase in the foreign rate differential.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three months ended March 31, 2024, are as follows:

	Foreign currency translation adjustment	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2023	$(426.7)	$(3.6)	$(0.9)	$(431.2)
Other comprehensive (loss) income	(95.4)	—	0.1	(95.3)
Balance, March 31, 2024	$(522.1)	$(3.6)	$(0.8)	$(526.5)

Changes in accumulated other comprehensive loss related to noncontrolling interests were not material as of March 31, 2024.

9. RESTRUCTURING CHARGES

Restructuring costs consist of severance costs, contract termination and associated costs, and other exit and disposal costs. Severance costs relate to a reduction in headcount, contract termination costs primarily relate to penalties for early termination of contracts and associated costs of transition, and other exit and disposal costs primarily relate to real estate exit costs.

During the twelve months ended December 31, 2023, we recorded $37.6 million of restructuring charges, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and primarily relate to a reduction in headcount and contract termination and associated costs. As of March 31, 2024, $28.0 million of the 2023 restructuring charges have been paid with the remaining future payments expected to be completed by the fourth quarter of 2024.

The changes during the three months ended March 31, 2024 in the liabilities associated with the restructuring charges recorded during 2023, including expenses incurred and cash payments, are as follows:

	Liability balance as of 12/31/2023	Expenses Incurred	Cash Payments	Liability balance as of 3/31/2024
Restructuring charges:	(In millions)
Severance costs	$13.4	$—	$(5.1)	$8.3
Contract terminations and other associated costs	4.9	—	(3.3)	1.6
Total	$18.3	$—	$(8.4)	$9.9

10. SEGMENT INFORMATION

Reportable Segments.  We manage our business and report our financial results through the following three reportable segments, which are the same as our operating segments:

–Workforce Solutions
–U.S. Information Solutions (“USIS”)
–International

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2023 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenue, operating income and operating margins, excluding any unusual or infrequent items, if any. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. Inter-segment sales and transfers are not material for all periods presented.

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

Operating revenue and operating income by operating segment during the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended
(In millions)	March 31,
Operating revenue:	2024	2023
Workforce Solutions	$602.8	$596.3
U.S. Information Solutions	465.3	421.7
International	321.3	284.0
Total operating revenue	$1,389.4	$1,302.0

	Three Months Ended
(In millions)	March 31,
Operating income:	2024	2023
Workforce Solutions	$255.1	$248.7
U.S. Information Solutions	92.6	78.6
International	31.9	32.7
General Corporate Expense	(154.9)	(154.6)
Total operating income	$224.7	$205.4

Total assets by operating segment at March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
(In millions)	2024	2023
Total assets:
Workforce Solutions	$4,164.9	$4,144.7
U.S. Information Solutions	3,452.1	3,296.1
International	3,773.7	3,909.0
General Corporate	860.6	930.2
Total assets	$12,251.3	$12,280.0

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 1 of this Form 10-Q. This section discusses the results of our operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. All percentages have been calculated using unrounded amounts for each of the periods presented.

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

We currently operate in four global regions: North America (U.S. and Canada), Asia Pacific (Australia, New Zealand and India), Europe (the U.K., Spain and Portugal) and Latin America (Argentina, Brazil, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay). We maintain support operations in Chile, Costa Rica, India and Ireland. We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore.

Recent Events and Company Outlook

As further described in our 2023 Form 10-K, we operate in the U.S., which represented 77% of our revenue in 2023, and internationally in 20 countries. Our products and services span a wide variety of vertical markets including financial services, mortgage, talent solutions, federal, state and local governments, automotive, telecommunications, e-commerce and many others.
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
For 2024, our planning assumes that U.S. economic activity, as measured by GDP, is expected to grow but at a slower rate of growth than experienced in 2023. Our plan assumes the U.S. mortgage market, as measured by credit inquiries, is expected to decline by about 11% in 2024 versus 2023. The U.S. mortgage market, particularly the mortgage refinance portion of the U.S. mortgage market, can be significantly impacted by U.S. interest rates which impact mortgage rates available to consumers. In the international markets in which we operate, in particular in Australia, the U.K. and Canada, our planning also assumes economic activity, as measured by GDP, to grow in 2024 but at slower rates than in 2023.
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

The USIS segment consists of three service lines: Online Information Solutions, Mortgage Solutions, and Financial Marketing Services. Online Information Solutions and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer and commercial credit reporting and scoring, identity management, fraud detection, modeling services and consumer credit monitoring services. USIS also markets certain decisioning services which facilitate and automate a variety of consumer and commercial credit-oriented decisions. Online Information Solutions also includes our U.S. consumer credit monitoring solutions business. Financial Marketing Services revenue is principally project and subscription based and is derived from our sales of batch credit and consumer wealth information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K., Uruguay and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore. Approximately 77% and 78% of our revenue was generated in the U.S. during the three months ended March 31, 2024 and 2023, respectively.

Seasonality. We experience seasonality in certain of our revenue streams. Revenue generated by the online consumer information services component of our USIS operating segment is typically the lowest during the first quarter, when consumer lending activity is at a seasonal low. Revenue generated from the Employer Services business unit within the Workforce Solutions operating segment is generally higher in the first quarter due primarily to the provision of 1095-C services that occur in the first quarter each year. Revenue generated from our financial wealth asset products and data management services in our Financial Marketing Services business is generally higher in the fourth quarter each year due to the significant portion of our annual renewals and deliveries which occur then. Mortgage related revenue is generally higher in the second and third quarters of the year due to the increase in consumer home purchasing during the summer in the U.S. Any change in the U.S. mortgage market has a corresponding impact on revenue and operating profit for our business within the Workforce Solutions and USIS operating segments.

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2024 and 2023 were as follows:

	Key Performance Indicators
	Three Months Ended March 31,
	2024	2023
	(In millions, except per share data)
Operating revenue	$1,389.4	$1,302.0
Operating revenue change	7%	(4)%
Operating income	$224.7	$205.4
Operating margin	16.2%	15.8%
Net income attributable to Equifax	$124.9	$112.4
Diluted earnings per share	$1.00	$0.91
Cash provided by operating activities	$252.7	$150.9
Capital expenditures*	$(124.7)	$(153.0)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•We did not repurchase any shares from public market transactions during the first three months of 2024 and 2023. At March 31, 2024, $520.2 million was available for future purchases of common stock under our share repurchase authorization.

•We paid out $48.2 million or $0.39 per share in dividends to our shareholders during the first three months of 2024.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2024	2023	$	%
	(In millions)
Workforce Solutions	$602.8	$596.3	$6.5	1%
U.S. Information Solutions	465.3	421.7	43.6	10%
International	321.3	284.0	37.3	13%
Consolidated operating revenue	$1,389.4	$1,302.0	$87.4	7%

Revenue increased by $87.4 million, or 7%, for the first quarter of 2024, compared to the same period in 2023. Total revenue was negatively impacted by foreign exchange rates, which decreased revenue by $20.2 million, or 2%, for the first quarter of 2024, compared to same period in 2023.

Revenue in the first quarter of 2024 increased due to revenue growth in USIS, International and Workforce Solutions. International revenue growth was driven by growth in Latin America primarily from the Boa Vista Serviços S.A. ("BVS") acquisition. USIS revenue growth was primarily due to growth in mortgage related online services. Workforce Solutions revenue growth was due to growth in non-mortgage verticals within Verification Services, partially offset by declines in mortgage revenue and declines in Employer Services due to lower tax credit revenue.

Operating Expenses

	Three Months Ended March 31,		Change
Consolidated Operating Expenses	2024	2023	$	%
	(In millions)
Consolidated cost of services	$627.7	$580.4	$47.3	8%
Consolidated selling, general and administrative expenses	372.6	366.1	6.5	2%
Consolidated depreciation and amortization expense	164.4	150.1	14.3	10%
Consolidated operating expenses	$1,164.7	$1,096.6	$68.1	6%

Cost of services increased $47.3 million in the first quarter of 2024, compared to the same period in 2023. The increase is primarily due to higher royalty costs, costs from BVS which was acquired in the third quarter of 2023, higher costs of purchased data and information, and higher third party cloud usage fees and software costs. The impact of changes in foreign exchange rates on costs of services led to a decrease of $5.8 million in the first quarter of 2024, compared to the same period in 2023.

Selling, general and administrative expenses increased $6.5 million for the first quarter of 2024, compared to the same period in 2023. The increase is primarily due to costs from BVS which was acquired in the third quarter of 2023, as well as higher legal expenses. The impact of changes in foreign currency exchange rates led to a decrease in selling, general and administrative expenses of $8.5 million for the first quarter of 2024, compared to the same period in 2023.

Depreciation and amortization expense increased $14.3 million for the first quarter of 2024, compared to the same period in 2023. The increase is due to higher amortization of purchased intangible assets related to the BVS acquisition, as well as increased amortization of capitalized internal-use software and system costs from technology transformation capital spending incurred previously. The impact of changes in foreign currency exchange rates led to an increase in depreciation and amortization expense of $0.1 million for the first quarter of 2024 compared to the same period in 2023.

Operating Income and Operating Margin

	Three Months Ended March 31,		Change
Consolidated Operating Income	2024	2023	$	%
	(In millions)
Consolidated operating revenue	$1,389.4	$1,302.0	$87.4	7%
Consolidated operating expenses	1,164.7	1,096.6	68.1	6%
Consolidated operating income	$224.7	$205.4	$19.3	9%
Consolidated operating margin	16.2%	15.8%		0.4	pts

Total company operating margin increased by 0.4 percentage points in the first quarter of 2024, compared to the same period in 2023. The margin increase was due to the aforementioned higher reported revenue, partially offset by the increased operating expenses and amortization expenses during the period.

Interest Expense and Other Income, net

	Three Months Ended March 31,		Change
Consolidated Interest Expense and Other Income, net	2024	2023	$	%
	(In millions)
Consolidated interest expense	$(59.7)	$(57.6)	$(2.1)	4%
Consolidated other income, net	1.6	4.4	(2.8)	(64)%
Average cost of debt	4.2%	4.0%
Total consolidated debt, net, at quarter end	$5,625.3	$5,803.0	$(177.7)	(3)%

Interest expense increased by $2.1 million in the first quarter of 2024, compared to the same period in 2023. The increase for the first quarter of 2024 was due to higher interest rates attributable to debt agreements entered into during 2023, partially offset by lower weighted average debt balances as compared to the first quarter of 2023.

Other income, net, decreased $2.8 million in the first quarter of 2024, as compared to the same period in 2023. The decrease for the first quarter of 2024 was due to the gain on fair market value adjustment of our investment in BVS in the first quarter of 2023 that did not recur in the first quarter of 2024 due to our acquisition of BVS in the third quarter of 2023, partially offset by higher interest income as compared to the first quarter of 2023.

Income Taxes

	Three Months Ended March 31,		Change
Consolidated Provision for Income Taxes	2024	2023	$	%
	(In millions)
Consolidated provision for income taxes	$(40.5)	$(38.7)	$(1.8)	5%
Effective income tax rate	24.3%	25.4%

Our effective income tax rate was 24.3% for the three months ended March 31, 2024, compared to 25.4% for the three months ended March 31, 2023. Our effective tax rate was lower for the first three months of 2024 as compared to the same periods in 2023 due to more favorable discrete benefits, none of which were individually material, as compared to the prior year, which were partially offset by an increase in the foreign rate differential.

Net Income

	Three Months Ended March 31,		Change
Consolidated Net Income	2024	2023	$	%
	(In millions, except per share amounts)
Consolidated operating income	$224.7	$205.4	$19.3	9%
Consolidated interest expense and other income (expense), net	(58.1)	(53.2)	(4.9)	9%
Consolidated provision for income taxes	(40.5)	(38.7)	(1.8)	5%
Consolidated net income	126.1	113.5	12.6	11%
Net income attributable to noncontrolling interests	(1.2)	(1.1)	(0.1)	9%
Net income attributable to Equifax	$124.9	$112.4	$12.5	11%
Diluted earnings per common share:
Net income attributable to Equifax	$1.00	$0.91	$0.09	10%
Weighted-average shares used in computing diluted earnings per share	124.8	123.5

Consolidated net income increased by $12.6 million for the first quarter of 2024, compared to the same period in 2023. The increase for the first quarter of 2024 was due to higher levels of operating income from increased revenue, partially offset by increased operating expenses, higher income tax expense, higher interest expense, and lower levels of other income, net.

Segment Financial Results

Workforce Solutions

	Three Months Ended March 31,		Change
Workforce Solutions	2024	2023	$	%
	(In millions)
Operating revenue:
Verification Services	$476.5	$455.8	$20.7	5%
Employer Services	126.3	140.5	(14.2)	(10)%
Total operating revenue	$602.8	$596.3	$6.5	1%
% of consolidated revenue	43%	46%
Total operating income	$255.1	$248.7	$6.4	3%
Operating margin	42.3%	41.7%		0.6	pts

Workforce Solutions revenue increased by 1% in the first quarter of 2024, compared to the same period in 2023. The increase is due to an increase in non-mortgage verticals within Verification Services, partially offset by declines in mortgage revenue and declines in Employer Services due to lower tax credit revenue.

Verification Services. Revenue increased by 5% for the first quarter of 2024, compared to the same period in 2023. The increase in revenue is primarily due to growth in the government vertical, partially offset by declines in the mortgage vertical.

Employer Services. Revenue decreased by 10% in the first quarter of 2024, compared to the same period in 2023. The decrease for the first quarter of 2024 is primarily due to lower Employee Retention Credit ("ERC") revenue. The ERC revenue decrease is driven by the wind down of the program, accelerated by the IRS pausing new claims processing in the third quarter of 2023.

Workforce Solutions Operating Margin. Operating margin increased to 42.3% for the first quarter of 2024 from 41.7% for the first quarter of 2023. The increased margin is due to the aforementioned increase in revenue.

USIS

	Three Months Ended March 31,		Change
U.S. Information Solutions	2024	2023	$		%
	(In millions)
Operating revenue:
Online Information Solutions	$380.2	$341.0	$39.2		12%
Mortgage Solutions	38.0	33.3	4.7		14%
Financial Marketing Services	47.1	47.4	(0.3)		(1)%
Total operating revenue	$465.3	$421.7	$43.6		10%
% of consolidated revenue	33%	32%
Total operating income	$92.6	$78.6	$14.0		18%
Operating margin	19.9%	18.6%		1.3	pts

U.S. Information Solutions revenue increased by 10% for the first quarter of 2024, compared to the same period in 2023. The increase is due to growth in online revenue primarily from growth in mortgage related online services, as well as growth in consumer solutions revenue and Mortgage Solutions. Growth in mortgage related online revenue and Mortgage Solutions was due to both annual pricing actions and increased mortgage prequalification credit inquiry revenue.

Online Information Solutions. Revenue increased by 12% for the first quarter of 2024, compared to the same period in 2023. The increase is due to higher mortgage revenue due to annual pricing actions and higher mortgage prequalification credit inquiry revenue, as well as continued growth of consumer solutions revenue.

Mortgage Solutions. Revenue increased by 14% in the first quarter of 2024, compared to the same period in 2023. The increase is due to both annual pricing actions and higher mortgage prequalification credit inquiry revenue.

Financial Marketing Services. Revenue decreased by 1% for the first quarter of 2024, compared to the same period in 2023. The decrease is driven by declines in credit marketing services, as well as risk and data services.

USIS Operating Margin. USIS operating margin increased to 19.9% for the first quarter of 2024 from 18.6% for the first quarter of 2023. The margin increase is due to the increase in revenue, partially offset by an increase in operating expenses. The increase in operating expenses is primarily due to increased royalty expenses, increased amortization of capitalized internal-use software and system costs from technology transformation capital spending incurred previously and third party cloud usage fees.

International

	Three Months Ended March 31,		Change
International	2024	2023	$		%
	(In millions)
Operating revenue:
Latin America	$91.1	$55.3	$35.8		65%
Europe	86.2	75.7	10.5		14%
Asia Pacific	78.2	89.9	(11.7)		(13)%
Canada	65.8	63.1	2.7		4%
Total operating revenue	$321.3	$284.0	$37.3		13%
% of consolidated revenue	24%	22%
Total operating income	$31.9	$32.7	$(0.8)		(2)%
Operating margin	9.9%	11.5%		(1.6)	pts

International revenue increased by 13% in the first quarter of 2024, compared to the same period in 2023. On a local currency basis, revenue increased by 20% in the first quarter of 2024, driven by revenue growth in Latin America from the BVS acquisition, as well as growth in Europe and Canada, partially offset by a decline in Australia. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $20.0 million, or 7%, for the first quarter of 2024.

Latin America. On a local currency basis, revenue increased by 102% for the first quarter of 2024, compared to the same period in 2023. The increase in revenue is primarily due to revenue from the BVS acquisition and local currency growth in Argentina. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $21 million, or 37%, for the first quarter of 2024, primarily within Argentina. Reported revenue increased by 65% for the first quarter of 2024, compared to the same period in 2023.

Europe. On a local currency basis, revenue increased by 10% for the first quarter of 2024, compared to the same period in 2023. The increase is due to growth in the credit reporting businesses in the U.K., as well as growth in our debt services business in the U.K. Local currency fluctuations against the U.S. dollar positively impacted revenue by $3 million, or 4%, for the first quarter of 2024. Reported revenue increased by 14% for the first quarter of 2024, compared to the same period in 2023.

Asia Pacific. On a local currency basis, revenue decreased by 10% for the first quarter of 2024, compared to the same period in 2023. The decrease is primarily driven by Australia due to declines in the commercial and consumer credit reporting businesses. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $3.0 million, or 3%, for the first quarter of 2024. Reported revenue decreased by 13% for the first quarter of 2024, compared to the same period in 2023.

Canada. On a local currency basis, revenue increased by 4% for the first quarter of 2024, compared to the same period in 2023. The increase is driven by growth in the direct to consumer, commercial and identity and fraud businesses. Local currency fluctuations against the U.S. dollar positively impacted revenue by $0.2 million, or 0.3%, for the first quarter of 2024. Reported revenue increased by 4% for the first quarter of 2024, compared to the same period in 2023.

International Operating Margin. Operating margin decreased to 9.9% for the first quarter of 2024 from 11.5% for the first quarter of 2023. The decrease in margin for the first quarter of 2024 is principally due to higher amortization of purchased intangible assets related to the BVS acquisition.

General Corporate Expense

	Three Months Ended March 31,		Change
General Corporate Expense	2024	2023	$	%
	(In millions)
General corporate expense	$154.9	$154.6	$0.3	nm
nm - not meaningful

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

General corporate expense increased by $0.3 million for the first quarter of 2024, compared to the same period in 2023. The increase is primarily due to higher people costs and litigation expense, partially offset by lower third party cloud usage fees and software costs, as well as lower amortization of capitalized internal-use software and system costs.

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

Funds generated by operating activities, our $1.5 billion five-year unsecured revolving credit facility ("Revolver") and related commercial paper ("CP") program, more fully described below, are our most significant sources of liquidity. At March 31, 2024, we had $201.0 million in cash and cash equivalents, as well as $1,387.1 million available to borrow under our Revolver.

Sources and Uses of Cash

We believe that our existing cash balance, liquidity available from our CP and Revolver, cash generated from ongoing operations and continued access to public or private debt markets will be sufficient to satisfy cash requirements over the next 12 months and beyond. While there was no significant change in our cash requirements as of March 31, 2024 compared to December 31, 2023, we have utilized existing CP and Revolver capacity, together with cash from operating activities, to meet our current obligations.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of March 31, 2024, we held $187.5 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2024	2023	2024 vs. 2023
	(In millions)
Operating activities	$252.7	$150.9	$101.8
Investing activities	$(131.9)	$(162.6)	$30.7
Financing activities	$(131.9)	$(43.3)	$(88.6)

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2024 increased by $101.8 million compared to the prior year period primarily due to changes in our working capital position and increased net income.

Investing Activities

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash used in:	2024	2023	2024 vs. 2023
	(In millions)
Capital expenditures*	$(131.9)	$(158.3)	$26.4
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

Capital expenditures paid in the first three months of 2024 decreased by $26.4 million from the same period in 2023 due to lower capitalized software costs and lower spending on technology infrastructure as compared to the first quarter of 2023 as we continue to make progress toward completion of our technology transformation.

Financing Activities

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash (used in) provided by:	2024	2023	2024 vs. 2023
	(In millions)
Net short-term payments	$(83.4)	$(160.8)	$77.4
Payments on long-term debt	$(4.4)	$—	$(4.4)
Borrowings on long-term debt	$—	$175.0	$(175.0)

Credit Facilities Availability

We have access to a $1.5 billion five-year unsecured revolving credit facility (Revolver) and a $700.0 million delayed draw term loan (Term Loan), collectively known as the “Senior Credit Facilities,” both of which mature in August 2026. Borrowings under the Senior Credit Facilities may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver.

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

As of March 31, 2024, there were $0.4 million of letters of credit outstanding, no outstanding borrowings under the Revolver, $691.3 million outstanding under the Term Loan and $112.5 million of outstanding CP notes. Availability under the Revolver was $1,387.1 million at March 31, 2024.

At March 31, 2024, 86% of our debt was fixed-rate debt and 14% was effectively variable-rate debt. Our variable-rate debt consists of our outstanding term loan and CP. The interest rates reset periodically, depending on the terms of the respective financing agreements. At March 31, 2024, the interest rate on our variable-rate debt ranged from 5.45% to 6.68%.

Borrowing and Repayment Activity

We primarily borrow under our CP program and Revolver as needed and as availability allows.

Net short-term borrowings primarily represent net borrowings or repayments of outstanding amounts under our CP program.

There were no borrowings on long-term debt for the first three months of 2024. Borrowings on long-term debt represent $175 million of borrowings on our Revolver during the first three months of 2023.

Payments on long-term debt represent $4.4 million of payments on the Term Loan during the first three months of 2024. There were no payments on long-term debt for the first three months of 2023.

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

As of March 31, 2024, we were in compliance with all of our debt covenants.

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

 For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2023 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2024	2023	2024 vs. 2023
	(In millions)
Dividends paid to Equifax shareholders	$(48.2)	$(47.9)	$(0.3)
Proceeds from exercise of stock options and employee stock purchase plan	$19.9	$6.6	$13.3
Payment of taxes related to settlement of equity awards	$(15.4)	$(15.9)	$0.5

Sources and uses of cash related to equity during the three months ended March 31, 2024 and 2023 were as follows:

-    During the first three months of 2024 and 2023, we did not repurchase any shares of our common stock on the open market.

-    We maintained our quarterly dividend of $0.39 per share in the first quarter of 2024. We paid cash dividends to Equifax shareholders of $48.2 million and $47.9 million, or $0.39 per share, during the three months ended March 31, 2024 and 2023, respectively.

-    We received cash of $19.9 million and $6.6 million during the first three months of 2024 and 2023, respectively, from the exercise of stock options and the employee stock purchase plan.

-    We paid taxes of $15.4 million and $15.9 million related to the settlement of equity awards during the first three months of 2024 and 2023, respectively.

At March 31, 2024, the Company had $520.2 million remaining for stock repurchases under the existing authorization from the board of directors.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations and commercial commitments have not changed materially from those reported in our 2023 Form 10-K. For additional information about certain obligations and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2023 Form 10-K.

Benefit Plans

At December 31, 2023, our U.S. Retirement Income Plan met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, our CP program and our Revolver.

For our non-U.S., tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with U.S. GAAP.

For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2023 Form 10-K.

Foreign Currency

Argentina experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as a highly inflationary economy which resulted in the recognition of a $0.1 million foreign currency loss that was recorded in other income, net in our Consolidated Statements of Income during the three months ended March 31, 2024 and March 31, 2023.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2023 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in conformity with U.S. GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A, and Note 1 of the Notes to Consolidated Financial Statements, in our 2023 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2023 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2024.

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

CFPB Matters

In December 2021, we received a Civil Investigative Demand (a “CID”) from the Consumer Financial Protection Bureau (“CFPB”) as part of its investigation into our consumer disputes process in order to determine whether we have followed Fair Credit Reporting Act (“FCRA”) requirements for the proper handling of consumer disputes. The CID requests the production of documents and answers to written questions. We are cooperating with the CFPB in its investigation.

In January 2023, the CFPB informed us that its enforcement division will be investigating our previously-disclosed coding issue identified within a legacy server environment in the U.S. that impacted how some credit scores were calculated during a three-week period in 2022. We are cooperating with the CFPB in its investigation.

In July 2023, we received a CID from the CFPB as part of its investigation into data accuracy and dispute handling at our Workforce Solutions business unit in order to determine whether we have followed the FCRA's requirements. We received a second CID from the CFPB in March 2024 as part of the same investigation. The CIDs request the production of documents and answers to written questions. We are cooperating with the CFPB in its investigation and providing responses and information on an ongoing basis.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2023 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2024:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
January 1 - January 31, 2024	9,885	$—	—	$520,168,924
February 1 - February 29, 2024	117,816	$—	—	$520,168,924
March 1 - March 31, 2024	2,375	$—	—	$520,168,924
Total	130,076	$—	—	$520,168,924

(1)The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 9,885 shares for the month of January 2024, 117,816 shares for the month of February 2024, and 2,375 shares for the month of March 2024.

(2)Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions). For the quarter ended March 31, 2024, we did not repurchase any shares of our common stock under our share repurchase program.

(3)At March 31, 2024, the amount authorized for future share repurchases under the share repurchase program was $520.2 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans of Directors and Executive Officers

The following table describes any contracts, instructions or written plans for the sale or purchase of Equifax securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarter ended March 31, 2024:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Carla J. Chaney, Executive Vice President, Chief Human Resources Officer	2/23/24	11/20/24	Sale of up to 15,282 shares of common stock in multiple transactions
John W. Gamble, Jr., Executive Vice President, Chief Financial Officer and Chief Operations Officer	2/28/24	8/29/24	Sale of up to 5,000 shares of common stock in multiple transactions
Julia A. Houston, Executive Vice President, Chief Strategy and Marketing Officer	2/23/24	8/25/24	Sale of up to 9,095 shares of common stock in multiple transactions

(1) A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.

During the quarter ended March 31, 2024, none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Equifax Inc.
(Registrant)

Date:	April 22, 2024	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	April 22, 2024		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer
and Chief Operations Officer
(Principal Financial Officer)

Date:	April 22, 2024		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)