Form 10-Q
period 2024-09-30
EQUIFAX INC
filed 2024-10-21
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

On October 4, 2024, there were 123,952,015 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2024

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2024	2023
(In millions, except per share amounts)
Operating revenue	$1,441.8	$1,319.1
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	645.2	585.2
Selling, general and administrative expenses	380.4	333.1
Depreciation and amortization	169.1	154.4
Total operating expenses	1,194.7	1,072.7
Operating income	247.1	246.4
Interest expense	(56.3)	(62.8)
Other income, net	3.0	7.1
Consolidated income before income taxes	193.8	190.7
Provision for income taxes	(51.1)	(26.4)
Consolidated net income	142.7	164.3
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.4)	(2.1)
Net income attributable to Equifax	$141.3	$162.2
Basic earnings per common share:
Net income attributable to Equifax	$1.14	$1.32
Weighted-average shares used in computing basic earnings per share	123.9	123.0
Diluted earnings per common share:
Net income attributable to Equifax	$1.13	$1.31
Weighted-average shares used in computing diluted earnings per share	125.2	123.9
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
(In millions, except per share amounts)
Operating revenue	$4,261.7	$3,938.7
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	1,903.7	1,753.5
Selling, general and administrative expenses	1,105.7	1,042.3
Depreciation and amortization	498.3	454.4
Total operating expenses	3,507.7	3,250.2
Operating income	754.0	688.5
Interest expense	(173.4)	(181.1)
Other income, net	4.3	27.7
Consolidated income before income taxes	584.9	535.1
Provision for income taxes	(151.0)	(117.9)
Consolidated net income	433.9	417.2
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(3.8)	(4.3)
Net income attributable to Equifax	$430.1	$412.9
Basic earnings per common share:
Net income attributable to Equifax	$3.48	$3.36
Weighted-average shares used in computing basic earnings per share	123.7	122.7
Diluted earnings per common share:
Net income attributable to Equifax	$3.44	$3.34
Weighted-average shares used in computing diluted earnings per share	124.9	123.6
Dividends per common share	$1.17	$1.17

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,
	2024			2023
	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total
	(In millions)
Net income	$141.3	$1.4	$142.7	$162.2	$2.1	$164.3
Other comprehensive income (loss):
Foreign currency translation adjustment	79.2	(0.4)	78.8	(118.0)	(2.6)	(120.6)
Comprehensive income (loss)	$220.5	$1.0	$221.5	$44.2	$(0.5)	$43.7

	Nine Months Ended September 30,
	2024			2023
	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total
	(In millions)
Net income	$430.1	$3.8	$433.9	$412.9	$4.3	$417.2
Other comprehensive income (loss):
Foreign currency translation adjustment	(34.1)	(15.2)	(49.3)	(90.2)	(2.5)	(92.7)
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	0.1	—	0.1	—	—	—
Change in cumulative gain from cash flow hedging transactions, net	0.1	—	0.1	—	—	—
Comprehensive income (loss)	$396.2	$(11.4)	$384.8	$322.7	$1.8	$324.5

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except par values)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$468.2	$216.8
Trade accounts receivable, net of allowance for doubtful accounts of $17.1 and $16.7 at September 30, 2024 and December 31, 2023, respectively	953.6	908.2
Prepaid expenses	133.7	142.5
Other current assets	97.6	88.8
Total current assets	1,653.1	1,356.3
Property and equipment:
Capitalized internal-use software and system costs	2,789.7	2,541.0
Data processing equipment and furniture	257.4	247.9
Land, buildings and improvements	285.9	272.9
Total property and equipment	3,333.0	3,061.8
Less accumulated depreciation and amortization	(1,417.1)	(1,227.8)
Total property and equipment, net	1,915.9	1,834.0
Goodwill	6,730.0	6,829.9
Indefinite-lived intangible assets	94.8	94.8
Purchased intangible assets, net	1,632.1	1,858.8
Other assets, net	318.4	306.2
Total assets	$12,344.3	$12,280.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$750.5	$963.4
Accounts payable	152.8	197.6
Accrued expenses	263.0	245.1
Accrued salaries and bonuses	206.1	168.7
Deferred revenue	111.7	109.5
Other current liabilities	390.3	334.7
Total current liabilities	1,874.4	2,019.0
Long-term debt	4,721.1	4,747.8
Deferred income tax liabilities, net	342.5	474.9
Long-term pension and other postretirement benefit liabilities	95.2	100.1
Other long-term liabilities	264.5	250.7
Total liabilities	7,297.7	7,592.5
Commitments and Contingencies (see Note 6)
Redeemable noncontrolling interests	120.5	135.1
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at September 30, 2024 and December 31, 2023; Outstanding shares - 123.9 and 123.3 at September 30, 2024 and December 31, 2023, respectively	236.6	236.6
Paid-in capital	1,897.1	1,761.3
Retained earnings	5,893.2	5,608.6
Accumulated other comprehensive loss	(465.1)	(431.2)
Treasury stock, at cost, 64.8 shares and 65.4 shares at September 30, 2024 and December 31, 2023, respectively	(2,646.9)	(2,635.3)
Stock held by employee benefits trusts, at cost, 0.6 shares at September 30, 2024 and December 31, 2023	(5.9)	(5.9)
Total Equifax shareholders’ equity	4,909.0	4,534.1
Noncontrolling interests	17.1	18.3
Total shareholders' equity	4,926.1	4,552.4
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$12,344.3	$12,280.0

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Operating activities:
Consolidated net income	$433.9	$417.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	506.9	461.0
Stock-based compensation expense	71.9	61.3
Deferred income taxes	(45.2)	(67.9)
Gain on fair market value adjustment and gain on sale of equity investments	—	(13.8)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(47.8)	(86.4)
Other assets, current and long-term	(13.3)	(16.0)
Current and long term liabilities, excluding debt	93.3	39.3
Cash provided by operating activities	999.7	794.7
Investing activities:
Capital expenditures	(392.6)	(455.6)
Acquisitions, net of cash acquired	—	(276.0)
Cash received from divestitures	—	6.9
Cash used in investing activities	(392.6)	(724.7)
Financing activities:
Net short-term payments	(195.9)	(83.6)
Payments on long-term debt	(695.6)	(575.0)
Proceeds from issuance of long-term debt	649.8	872.9
Dividends paid to Equifax shareholders	(144.8)	(143.7)
Distributions paid to noncontrolling interests	(4.4)	(2.8)
Proceeds from exercise of stock options and employee stock purchase plan	67.5	18.6
Payment of taxes related to settlement of equity awards	(16.4)	(16.9)
Debt issuance costs	(5.2)	(6.0)
Cash (used in) provided by financing activities	(345.0)	63.5
Effect of foreign currency exchange rates on cash and cash equivalents	(10.7)	(6.1)
Increase in cash and cash equivalents	251.4	127.4
Cash and cash equivalents, beginning of period	216.8	285.2
Cash and cash equivalents, end of period	$468.2	$412.6

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended September 30, 2024

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts		Total Shareholders' Equity
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests
	(In millions, except per share amounts)
Balance, June 30, 2024	123.7	$236.6	$1,856.8	$5,800.4	$(544.3)	$(2,647.6)	$(5.9)	$16.8	$4,712.8
Net income	—	—	—	141.3	—	—	—	1.4	142.7
Other comprehensive income (loss)	—	—	—	—	79.2	—	—	(0.1)	79.1
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	28.4	—	—	0.7	—	—	29.1
Cash dividends ($0.39 per share)	—	—	—	(48.5)	—	—	—	—	(48.5)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	11.7	—	—	—	—	—	11.7
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance, September 30, 2024	123.9	$236.6	$1,897.1	$5,893.2	$(465.1)	$(2,646.9)	$(5.9)	$17.1	$4,926.1

For the Three Months Ended September 30, 2023

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts		Total Shareholders' Equity
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests
	(In millions, except per share amounts)
Balance, June 30, 2023	122.7	$236.6	$1,650.5	$5,410.5	$(445.9)	$(2,654.6)	$(5.9)	$17.1	$4,208.3
Net income	—	—	—	162.2	—	—	—	2.1	164.3
Other comprehensive loss	—	—	—	—	(118.0)	—	—	(2.6)	(120.6)
Shares issued under stock and benefit plans, net of minimum tax withholdings	—	—	1.6	—	—	0.7	—	—	2.3
Cash dividends ($0.39 per share)	—	—	—	(48.2)	—	—	—	—	(48.2)
Dividends paid to employee benefits trusts	—	—	0.1	—	—	—	—	—	0.1
Stock-based compensation expense	—	—	9.1	—	—	—	—	—	9.1
Shares issued in acquisition of Boa Vista Serviços	0.5	—	75.3	—	—	19.3	—	—	94.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance, September 30, 2023	123.2	$236.6	$1,736.6	$5,524.5	$(563.9)	$(2,634.6)	$(5.9)	$15.8	$4,309.1

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Nine Months Ended September 30, 2024

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts		Total Shareholders' Equity
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests
	(In millions, except per share amounts)
Balance, December 31, 2023	123.3	$236.6	$1,761.3	$5,608.6	$(431.2)	$(2,635.3)	$(5.9)	$18.3	$4,552.4
Net income	—	—	—	430.1	—	—	—	3.6	433.7
Other comprehensive loss	—	—	—	—	(33.9)	—	—	(0.4)	(34.3)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.6	—	63.2	—	—	(11.6)	—	—	51.6
Cash dividends ($1.17 per share)	—	—	—	(145.5)	—	—	—	—	(145.5)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation expense	—	—	71.9	—	—	—	—	—	71.9
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.4)	(4.4)
Balance, September 30, 2024	123.9	$236.6	$1,897.1	$5,893.2	$(465.1)	$(2,646.9)	$(5.9)	$17.1	$4,926.1

For the Nine Months Ended September 30, 2023

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
	(In millions, except per share amounts)
Balance, December 31, 2022	122.5	$236.6	$1,594.2	$5,256.0	$(473.7)	$(2,650.7)	$(5.9)	$16.8	$3,973.3
Net income	—	—	—	412.9	—	—	—	4.3	417.2
Other comprehensive loss	—	—	—	—	(90.2)	—	—	(2.5)	(92.7)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	5.1	—	—	(3.2)	—	—	1.9
Cash dividends ($1.17 per share)	—	—	—	(144.4)	—	—	—	—	(144.4)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation expense	—	—	61.3	—	—	—	—	—	61.3
Shares issued in acquisition of Boa Vista Serviços	0.5	—	75.3	—	—	19.3	—	—	94.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.8)	(2.8)
Balance, September 30, 2023	123.2	$236.6	$1,736.6	$5,524.5	$(563.9)	$(2,634.6)	$(5.9)	$15.8	$4,309.1

Accumulated Other Comprehensive Loss consists of the following components:

	September 30, 2024	December 31, 2023
	(In millions)
Foreign currency translation	$(460.8)	$(426.7)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $1.1 and $1.2 at September 30, 2024 and December 31, 2023, respectively	(3.5)	(3.6)
Cash flow hedging transactions, net of tax of $0.5 at September 30, 2024 and December 31, 2023	(0.8)	(0.9)
Accumulated other comprehensive loss	$(465.1)	$(431.2)

See Notes to Consolidated Financial Statements

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal justice data and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of September 30, 2024, we operated in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom ("U.K."), Uruguay and the United States of America ("U.S."). We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Weighted-average shares outstanding (basic)	123.9	123.0	123.7	122.7
Effect of dilutive securities:
Stock options and restricted stock units	1.3	0.9	1.2	0.9
Weighted-average shares outstanding (diluted)	125.2	123.9	124.9	123.6

For the three and nine months ended September 30, 2024 and 2023, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of September 30, 2024 and December 31, 2023, the fair value of our long-term debt, including the current portion, based on observable inputs was $5.4 billion and $5.3 billion compared to its carrying value of $5.5 billion for both periods.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We did not complete any acquisitions during the nine months ended September 30, 2024 and we completed two acquisitions during the year ended December 31, 2023. The values of net assets acquired were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of definite-lived intangible assets acquired in these acquisitions were estimated primarily based on the income and cost approaches. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. The cost approach estimates fair value based on determining the amount of money required to replace the asset with another asset with equivalent utility or future service capability.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost and are due in less than a year. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Allowance for doubtful accounts, beginning of period	$16.7	$17.0	$16.7	$19.1
Current period bad debt expense	3.0	3.6	12.0	8.8
Write-offs, net of recoveries	(2.6)	(2.3)	(11.6)	(9.6)
Allowance for doubtful accounts, end of period	$17.1	$18.3	$17.1	$18.3

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily include amounts receivable from tax authorities and related to vendor rebates. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2024, these assets were $58.3 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent our investments in unconsolidated affiliates, the Company’s operating lease right-of-use assets, employee benefit trust assets, assets related to life insurance policies covering certain officers of the Company and long-term deferred tax assets.

Equity Investment. On August 7, 2023, we purchased the remaining interest of our equity investment in Boa Vista Serviços S.A. ("BVS"), a consumer and commercial credit information bureau in Brazil. Up until the date of acquisition, we recorded this equity investment within Other Assets at fair value, using observable Level 1 inputs. The carrying value of the investment was adjusted to $88.9 million as of the closing date, based on quoted market prices, resulting in a loss of $0.2 million and a gain of $7.0 million for the three and nine months ended September 30, 2023, respectively, which was recorded in Other income, net within the Consolidated Statements of Income.

During the nine months ended September 30, 2023, in addition to the BVS activity mentioned above, we sold our interest in a separate equity investment. The overall sale proceeds exceeded the total carrying value of the investments, and we recorded a gain of $6.2 million in Other income, net within the Consolidated Statements of Income.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as interest expense, income taxes, accrued employee benefits, and insurance expense. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2024, these funds were $58.3 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Redeemable Noncontrolling Interest. As part of the merger consideration issued to complete the acquisition of BVS, we issued shares of one of our subsidiaries, Equifax do Brasil S.A. ("Equifax do Brasil"), thus resulting in a noncontrolling interest. We recognized the noncontrolling interest at fair value at the date of acquisition. These shares were issued with specific rights allowing the holders to sell the shares back to Equifax, at fair value during specified future time periods starting at the fifth anniversary and only when certain conditions exist. Additionally, the shareholder agreements provide Equifax the right to buy the shares back at fair value at future dates beginning after the tenth anniversary of the acquisition, however Equifax is not required to exercise this right at any point.

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

The Company's redeemable noncontrolling interests activities for the three and nine months ended September 30, 2024 and 2023, respectively, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Redeemable noncontrolling interests, beginning of period	$120.8	$—	$135.1	$—
Fair value of the redeemable noncontrolling interest at the acquisition date	—	176.4	—	176.4
Net income attributable to redeemable noncontrolling interest	—	0.9	0.2	0.9
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(0.3)	(1.8)	(14.8)	(1.8)
Redeemable noncontrolling interests, end of period	$120.5	$175.5	$120.5	$175.5

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

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2024	2023	$	%	2024	2023	$	%
	(In millions)				(In millions)
Verification Services	$524.9	$459.3	$65.6	14%	$1,517.2	$1,389.1	$128.1	9%
Employer Services	95.1	117.9	(22.8)	(19)%	318.4	367.2	(48.8)	(13)%
Total Workforce Solutions	620.0	577.2	42.8	7%	1,835.6	1,756.3	79.3	5%
Online Information Solutions	381.1	348.2	32.9	9%	1,139.1	1,047.8	91.3	9%
Mortgage Solutions	38.0	27.3	10.7	39%	116.4	90.8	25.6	28%
Financial Marketing Services	57.8	50.5	7.3	14%	165.0	154.1	10.9	7%
Total U.S. Information Solutions	476.9	426.0	50.9	12%	1,420.5	1,292.7	127.8	10%
Latin America	96.7	80.1	16.6	21%	285.1	192.3	92.8	48%
Europe	94.9	85.2	9.7	11%	269.3	239.6	29.7	12%
Asia Pacific	88.5	85.5	3.0	4%	251.4	263.1	(11.7)	(4)%
Canada	64.8	65.1	(0.3)	—%	199.8	194.7	5.1	3%
Total International	344.9	315.9	29.0	9%	1,005.6	889.7	115.9	13%
Total operating revenue	$1,441.8	$1,319.1	$122.7	9%	$4,261.7	$3,938.7	$323.0	8%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of September 30, 2024, inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$32.5
1 to 3 years	37.2
3 to 5 years	17.9
Thereafter	15.2
Total remaining performance obligation	$102.8

3. ACQUISITIONS AND INVESTMENTS

2023 Acquisitions and Investments. In the first quarter of 2023, the Company acquired a company in Canada within the International operating segment. On August 7, 2023, we acquired the remaining interest of our investment in BVS, a consumer and commercial credit information company in Brazil, within the International operating segment for approximately $510 million in cash, 2,171,615 shares of Equifax do Brasil, and 479,725 shares of Equifax Inc. common stock. We previously owned a 10% investment in BVS.

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

Changes in the amount of goodwill for the nine months ended September 30, 2024, are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total

Balance, December 31, 2023	$2,520.2	$2,006.2	$2,303.5	$6,829.9
Adjustments to initial purchase price allocation	—	—	(68.7)	(68.7)
Foreign currency translation	(0.1)	—	(31.1)	(31.2)
Balance, September 30, 2024	$2,520.1	$2,006.2	$2,203.7	$6,730.0

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset annual impairment test as of December 1. Our indefinite-lived intangible asset carrying amounts did not change during the nine months ended September 30, 2024.

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

Purchased intangible assets, net, recorded on our Consolidated Balance Sheets at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,153.6	$(670.3)	$483.3	$1,158.5	$(604.2)	$554.3
Customer relationships	1,036.6	(542.4)	494.2	1,053.5	(484.2)	569.3
Proprietary database	705.6	(213.8)	491.8	705.8	(171.5)	534.3
Acquired software and technology	218.0	(97.6)	120.4	222.5	(75.4)	147.1
Trade names, non-compete agreements and other intangible assets	64.2	(21.8)	42.4	79.6	(25.8)	53.8
Total definite-lived intangible assets	$3,178.0	$(1,545.9)	$1,632.1	$3,219.9	$(1,361.1)	$1,858.8

Amortization expense related to purchased intangible assets was $64.6 million and $64.4 million during the three months ended September 30, 2024 and 2023, respectively. Amortization expense related to purchased intangible assets was $197.0 million and $185.4 million during the nine months ended September 30, 2024 and 2023, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at September 30, 2024 is as follows:

Years ending December 31,	Amount
(In millions)
2024	$64.8
2025	254.0
2026	238.2
2027	225.4
2028	169.2
Thereafter	680.5
$1,632.1

5. DEBT

Debt outstanding at September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
	(In millions)
Commercial paper ("CP")	$—	$196.0
Notes, 2.60%, due December 2024	750.0	750.0
Notes, 2.60%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Term loan, due August 2026	—	695.6
Notes, 5.10%, due December 2027	750.0	750.0
Notes, 5.10%, due June 2028	700.0	700.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 4.80%, due September 2029	650.0	—
Notes, 3.10%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	1,000.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	0.5	—
Total debt	5,500.5	5,741.6
Less short-term debt and current maturities	(750.5)	(963.4)
Less unamortized discounts and debt issuance costs	(28.9)	(30.4)
Total long-term debt, net	$4,721.1	$4,747.8

4.8% Senior Notes. In August 2024, we issued $650.0 million in aggregate principal amount of 4.8% five-year Senior Notes due 2029 (the "2029 Notes") in an underwritten public offering. Interest on the 2029 Notes accrues at a rate of 4.8% per year and is payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds of the sale of the 2029 Notes were ultimately used for general corporate purposes, including the repayment of indebtedness outstanding under our delayed draw term loan (the "Term Loan") which was due in August 2026. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2029 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Senior Credit Facility.  We have access to a $1.5 billion five-year unsecured revolving credit facility (the “Revolver”), which matures in August 2027. In March 2023, we amended the Revolver (as well as our then-outstanding Term Loan) to adjust our debt covenant requirements and incorporate the Secured Overnight Financing Rate (SOFR) into our agreement, among other changes. Borrowings under the Revolver may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. In May 2024, we exercised our first option to extend the maturity date by one year, from August 2026 to August

2027, and amended the Revolver agreement to replace a discontinued reference rate for Canadian Dollar-denominated commitments. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver. As of September 30, 2024, there were no outstanding CP notes, $1.4 million of letters of credit outstanding, and no outstanding borrowings under the Revolver. Availability under the Revolver was $1,498.6 million at September 30, 2024.

Commercial Paper Program.  Our $1.5 billion CP program has been established through the private placement of CP notes from time-to-time, in which borrowings may bear interest at either a variable or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At September 30, 2024, there were no outstanding CP notes. We have disclosed the net short-term borrowing activity for the nine months ended September 30, 2024 in the Consolidated Statements of Cash Flows. There were no CP borrowings or payments with a maturity date greater than 90 days and less than 365 days for the nine months ended September 30, 2024 or for the nine months ended September 30, 2023.

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

CFPB Matters

In December 2021, we received a Civil Investigative Demand (a “CID”) from the Consumer Financial Protection Bureau (“CFPB”) as part of its investigation into our consumer disputes process at our USIS business unit in order to determine whether we have followed Fair Credit Reporting Act requirements for the proper handling of consumer disputes. The CID requested the production of documents and answers to written questions. In January 2023, the CFPB informed us that its enforcement division would be investigating our previously-disclosed coding issue identified within a legacy server environment in the U.S. that impacted how some credit scores were calculated during a three-week period in 2022. The staff of the CFPB has informed us that the CFPB intends to seek injunctive and civil money penalties against us based on allegations related to the consumer disputes investigation and the coding issue investigation. We are engaging in discussions with the CFPB and we are cooperating with the CFPB in its investigations.

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

Guarantees and General Indemnifications

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all standby letters of credit, performance bonds and surety bonds is not material at September 30, 2024 and these instruments generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees is not material at September 30, 2024. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements.

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

Effective Tax Rate

Our effective income tax rate was 26.4% for the three months ended September 30, 2024, compared to 13.9% for the three months ended September 30, 2023. Our effective income tax rate was 25.8% for the nine months ended September 30, 2024, compared to 22.0% for the nine months ended September 30, 2023. Our effective tax rate was higher for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 due to the write off in the third quarter of 2023 of a deferred tax liability related to our original investment in BVS which was no longer necessary given the acquisition of BVS in August 2023.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine months ended September 30, 2024, are as follows:

	Foreign currency translation adjustment	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2023	$(426.7)	$(3.6)	$(0.9)	$(431.2)
Other comprehensive (loss) income	(34.1)	0.1	0.1	(33.9)
Balance, September 30, 2024	$(460.8)	$(3.5)	$(0.8)	$(465.1)

The change in accumulated other comprehensive loss related to noncontrolling interests including redeemable noncontrolling interests for the nine months ended September 30, 2024 was $15.2 million.

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
In the third quarter of 2024, we recorded $41.6 million ($29.5 million, net of tax) of restructuring charges for the realignment of resources and other costs, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. These charges were recorded to general corporate expense and predominantly relate to our ongoing efforts toward completion of our technology transformation in order to support the Company's strategic objectives. As of September 30, 2024, $8.6 million of the third quarter 2024 restructuring charges have been paid, with payments continuing in the fourth quarter of 2024 and the remaining future payments expected to be completed in 2025.

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

The changes during the nine months ended September 30, 2024 in the liabilities associated with the restructuring charges recorded during 2023 and 2024, including expenses incurred and cash payments, are as follows:

	Liability balance as of 12/31/2023	Expenses Incurred	Cash Payments	Liability balance as of 9/30/2024
Restructuring charges:	(In millions)
Severance costs	$13.4	$32.4	$(16.9)	$28.9
Contract terminations and other associated costs	4.9	7.7	(6.9)	5.7
Other exit and disposal costs	—	1.5	—	1.5
Total	$18.3	$41.6	$(23.8)	$36.1

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

Operating revenue and operating income by operating segment during the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating revenue:	2024	2023	2024	2023
Workforce Solutions	$620.0	$577.2	$1,835.6	$1,756.3
U.S. Information Solutions	476.9	426.0	1,420.5	1,292.7
International	344.9	315.9	1,005.6	889.7
Total operating revenue	$1,441.8	$1,319.1	$4,261.7	$3,938.7

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Operating income:	2024	2023	2024	2023
Workforce Solutions	$267.6	$241.2	$795.4	$734.6
U.S. Information Solutions	98.1	89.7	289.3	271.1
International	48.1	40.2	120.4	107.2
General Corporate Expense	(166.7)	(124.7)	(451.1)	(424.4)
Total operating income	$247.1	$246.4	$754.0	$688.5

Total assets by operating segment at September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
(In millions)	2024	2023
Total assets:
Workforce Solutions	$4,109.9	$4,144.7
U.S. Information Solutions	3,412.3	3,296.1
International	3,763.0	3,909.0
General Corporate	1,059.1	930.2
Total assets	$12,344.3	$12,280.0

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 1 of this Form 10-Q. This section discusses the results of our operations for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. All percentages have been calculated using unrounded amounts for each of the periods presented.

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

For 2024, we expect that U.S. economic activity, as measured by GDP, will grow but at a slower rate of growth than experienced in 2023. Our forecast assumes the U.S. mortgage market, as measured by credit inquiries, is expected to decline by about 7% in 2024 versus 2023. The U.S. mortgage market, particularly the mortgage refinance portion of the U.S. mortgage market, can be significantly impacted by U.S. interest rates which impact mortgage rates available to consumers. In Australia, the U.K., Canada, and Brazil, our forecast assumes economic activity, as measured by GDP, to grow in 2024 but at slower rates than in 2023.

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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K., Uruguay and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore. Approximately 76% of our revenue was generated in the U.S. during the three months ended September 30, 2024 and 2023. Approximately 76% and 77% of our revenue was generated in the U.S. during the nine months ended September 30, 2024 and 2023, respectively.

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

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Key Performance Indicators
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share data)
Operating revenue	$1,441.8	$1,319.1	$4,261.7	$3,938.7
Operating revenue change	9%	6%	8%	—%
Operating income	$247.1	$246.4	$754.0	$688.5
Operating margin	17.1%	18.7%	17.7%	17.5%
Net income attributable to Equifax	$141.3	$162.2	$430.1	$412.9
Diluted earnings per share	$1.13	$1.31	$3.44	$3.34
Cash provided by operating activities	$479.5	$381.7	$999.7	$794.7
Capital expenditures*	$(123.2)	$(145.7)	$(378.9)	$(448.6)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•We did not repurchase any shares from public market transactions during the first nine months of 2024 and 2023. At September 30, 2024, $520.2 million was available for future purchases of common stock under our share repurchase authorization.

•We paid out $144.8 million, or $1.17 per share, in dividends to our shareholders during the first nine months of 2024.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2024	2023	$	%	2024	2023	$	%
	(In millions)				(In millions)
Workforce Solutions	$620.0	$577.2	$42.8	7%	$1,835.6	$1,756.3	$79.3	5%
U.S. Information Solutions	476.9	426.0	50.9	12%	1,420.5	1,292.7	127.8	10%
International	344.9	315.9	29.0	9%	1,005.6	889.7	115.9	13%
Consolidated operating revenue	$1,441.8	$1,319.1	$122.7	9%	$4,261.7	$3,938.7	$323.0	8%

Revenue increased by $122.7 million, or 9%, and $323.0 million, or 8%, for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. Total revenue was negatively impacted by foreign exchange rates, which decreased revenue by $26.7 million, or 2%, and $79.0 million, or 2%, for the third quarter and first nine months of 2024, compared to the same periods in 2023.

Revenue in both periods increased due to growth in USIS, International, and Workforce Solutions. USIS revenue growth in both periods is primarily due to growth in mortgage related online services. International revenue growth for both periods is driven by growth in Latin America from the Boa Vista Serviços S.A. ("BVS") acquisition, completed in August 2023, as well as local currency growth in Argentina and growth in Europe. Workforce Solutions revenue growth for both periods is primarily due to growth in Verification Services, partially offset by declines in Employer Services.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Expenses	2024	2023	$	%	2024	2023	$	%
	(In millions)				(In millions)
Consolidated cost of services	$645.2	$585.2	$60.0	10%	$1,903.7	$1,753.5	$150.2	9%
Consolidated selling, general and administrative expenses	380.4	333.1	47.3	14%	1,105.7	1,042.3	63.4	6%
Consolidated depreciation and amortization expense	169.1	154.4	14.7	10%	498.3	454.4	43.9	10%
Consolidated operating expenses	$1,194.7	$1,072.7	$122.0	11%	$3,507.7	$3,250.2	$257.5	8%

Cost of services increased $60.0 million and $150.2 million in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The increase in both periods is primarily due to higher royalty and revenue share costs. The increase in the first nine months is also due to costs from BVS, which was acquired in the third quarter of 2023. The impact of changes in foreign exchange rates on costs of services led to a decrease of $6.1 million and $21.5 million in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023.

Selling, general and administrative expenses increased $47.3 million and $63.4 million for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The increase in the third quarter is due to an increase in people costs primarily due to restructuring charges in the third quarter of 2023, partially offset by decreased litigation expense from an accrual in the third quarter of 2023 for a penalty associated with resolution of the investigation of the 2017 cybersecurity incident by the U.K. Financial Conduct Authority ("U.K. FCA") that did not recur in the same period of 2024. The increase in the first nine months is primarily due to increased people costs and costs from BVS which was acquired in the third quarter of 2023. The increased people costs for the first nine months, excluding the impact of costs from BVS, is primarily due to higher restructuring charges and incentive plan costs. The impact of changes in foreign currency exchange rates led to a decrease in selling, general and administrative expenses of $8.8 million and $29.6 million for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023.

Depreciation and amortization expense increased $14.7 million and $43.9 million for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The increase for both periods is primarily due to increased amortization of capitalized internal-use software costs from technology transformation capital spending incurred previously. The increase in the first nine months is also due to higher amortization of purchased intangible assets related to the BVS acquisition. The impact of changes in foreign currency exchange rates led to a decrease in depreciation and amortization expense of $0.7 million for the third quarter of 2024 and $1.3 million for the first nine months of 2024, respectively, compared to the same periods in 2023.

Operating Income and Operating Margin

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Consolidated Operating Income	2024	2023	$	%		2024	2023	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$1,441.8	$1,319.1	$122.7	9%		$4,261.7	$3,938.7	$323.0	8%
Consolidated operating expenses	1,194.7	1,072.7	122.0	11%		3,507.7	3,250.2	257.5	8%
Consolidated operating income	$247.1	$246.4	$0.7	—%		$754.0	$688.5	$65.5	10%
Consolidated operating margin	17.1%	18.7%		(1.6)	pts	17.7%	17.5%		0.2	pts

Total company operating margin decreased by 1.6 percentage points and increased by 0.2 percentage points in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The margin decrease for the third quarter is due to increased operating expenses, partially offset by higher reported revenue. The margin increase for the first nine months is due to the aforementioned higher reported revenue, partially offset by increased operating expenses and amortization expenses during the period.

Interest Expense and Other Income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Interest Expense and Other Income, net	2024	2023	$	%	2024	2023	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(56.3)	$(62.8)	$6.5	(10)%	$(173.4)	$(181.1)	$7.7	(4)%
Consolidated other income, net	3.0	7.1	(4.1)	(58)%	4.3	27.7	(23.4)	(84)%
Average cost of debt	4.1%	4.3%			4.1%	4.1%
Total consolidated debt, net, at quarter end	$5,471.6	$6,001.4	$(529.8)	(9)%	$5,471.6	$6,001.4	$(529.8)	(9)%

Interest expense decreased by $6.5 million and $7.7 million in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The decrease for both periods is due to lower debt balances in 2024 when compared to the same periods of 2023 due to repayments of commercial paper during 2024. The decrease for the third quarter is also due to a lower weighted average cost of debt when compared to the third quarter of 2023.

Other income, net, decreased by $4.1 million and $23.4 million in the third quarter of 2024 and in the first nine months of 2024, respectively, as compared to the same periods in 2023. The decrease for the third quarter is primarily due to lower interest income from investments and a loss on foreign currency transactions. The decrease for the first nine months is primarily due to the gain on fair market value adjustment of our investment in BVS due to our acquisition of BVS in the third quarter of 2023 that did not recur in the same period of 2024, as well as the sale of an investment in 2023 that did not recur in 2024 and a loss on foreign currency transactions.

Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Provision for Income Taxes	2024	2023	$	%	2024	2023	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$(51.1)	$(26.4)	$(24.7)	94%	$(151.0)	$(117.9)	$(33.1)	28%
Effective income tax rate	26.4%	13.9%			25.8%	22.0%

Our effective income tax rate was 26.4% for the three months ended September 30, 2024, compared to 13.9% for the three months ended September 30, 2023. Our effective income tax rate was 25.8% for the nine months ended September 30, 2024, compared to 22.0% for the nine months ended September 30, 2023. Our effective tax rate was higher for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 due to the write off in the third quarter of 2023 of a deferred tax liability related to our original investment in BVS which was no longer necessary given the acquisition of BVS in August 2023.

Net Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Net Income	2024	2023	$	%	2024	2023	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$247.1	$246.4	$0.7	—%	$754.0	$688.5	$65.5	10%
Consolidated interest expense and other income, net	(53.3)	(55.7)	2.4	(4)%	(169.1)	(153.4)	(15.7)	10%
Consolidated provision for income taxes	(51.1)	(26.4)	(24.7)	94%	(151.0)	(117.9)	(33.1)	28%
Consolidated net income	142.7	164.3	(21.6)	(13)%	433.9	417.2	16.7	4%
Net income attributable to noncontrolling interests	(1.4)	(2.1)	0.7	(33)%	(3.8)	(4.3)	0.5	(12)%
Net income attributable to Equifax	$141.3	$162.2	$(20.9)	(13)%	$430.1	$412.9	$17.2	4%
Diluted earnings per common share:
Net income attributable to Equifax	$1.13	$1.31	$(0.18)	(14)%	$3.44	$3.34	$0.10	3%
Weighted-average shares used in computing diluted earnings per share	125.2	123.9			124.9	123.6

Consolidated net income decreased by $21.6 million and increased by $16.7 million for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The decrease in the third quarter is primarily due to higher income tax expense. The increase in the first nine months is due to higher levels of operating income, partially offset by higher income tax expense and lower levels of other income, net.

Segment Financial Results

Workforce Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Workforce Solutions	2024	2023	$	%		2024	2023	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$524.9	$459.3	$65.6	14%		$1,517.2	$1,389.1	$128.1	9%
Employer Services	95.1	117.9	(22.8)	(19)%		318.4	367.2	(48.8)	(13)%
Total operating revenue	$620.0	$577.2	$42.8	7%		$1,835.6	$1,756.3	$79.3	5%
% of consolidated revenue	43%	44%				43%	45%
Total operating income	$267.6	$241.2	$26.4	11%		$795.4	$734.6	$60.8	8%
Operating margin	43.2%	41.8%		1.4	pts	43.3%	41.8%		1.5	pts

Workforce Solutions revenue increased by 7% and 5% in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The increase in revenue for the third quarter is due to an increase in both non-mortgage and mortgage verticals within Verification Services. The increase for the first nine months is due to an increase in non-mortgage verticals within Verification Services, partially offset by declines in mortgage revenue. The increase for both periods is partially offset by declines in Employer Services.

Verification Services

Revenue increased by 14% and 9% for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The increase in revenue for both periods is primarily due to growth in the government and talent verticals. The increase in the first nine months of 2024 is partially offset by declines in the mortgage vertical.

Employer Services

Revenue decreased by 19% and 13% in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The decrease in revenue for both periods is primarily due to lower Employee Retention Credit ("ERC") revenue and declines in I-9 and onboarding services. The ERC revenue decrease is driven by the wind down of the program, accelerated by the IRS pausing new claims processing during the third quarter of 2023.

Workforce Solutions Operating Margin

Operating margin increased to 43.2% for the third quarter of 2024 from 41.8% for the third quarter of 2023, and increased to 43.3% for the first nine months of 2024 from 41.8% for the first nine months of 2023. The increased margin for both periods is due to the aforementioned increase in revenue.

USIS

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
U.S. Information Solutions	2024	2023	$	%		2024	2023	$		%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$381.1	$348.2	$32.9	9%		$1,139.1	$1,047.8	$91.3		9%
Mortgage Solutions	38.0	27.3	10.7	39%		116.4	90.8	25.6		28%
Financial Marketing Services	57.8	50.5	7.3	14%		165.0	154.1	10.9		7%
Total operating revenue	$476.9	$426.0	$50.9	12%		$1,420.5	$1,292.7	$127.8		10%
% of consolidated revenue	33%	32%				33%	33%
Total operating income	$98.1	$89.7	$8.4	9%		$289.3	$271.1	$18.2		7%
Operating margin	20.6%	21.1%		(0.5)	pts	20.4%	21.0%		(0.6)	pts

USIS revenue increased by 12% and 10% for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The increase for both periods is due to growth in mortgage related online services, as well as growth in Mortgage Solutions, consumer solutions revenue, and Financial Marketing Services. Growth in mortgage related online services and Mortgage Solutions is due to both product pricing as well as higher mortgage credit inquiries.

Online Information Solutions

Revenue increased by 9% for both the third quarter and first nine months of 2024 compared to the same periods in 2023. The increase for both periods is driven by higher mortgage related online services due to product pricing and higher mortgage credit inquiries, as well as continued growth of consumer solutions revenue.

Mortgage Solutions

Revenue increased by 39% and 28% in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The increase in both periods is due to both product pricing and higher mortgage credit inquiries.

Financial Marketing Services

Revenue increased by 14% and 7% for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The increase for both periods is driven by growth in credit marketing services and risk and data services.

USIS Operating Margin

USIS operating margin decreased to 20.6% for the third quarter of 2024 from 21.1% for the third quarter of 2023 and decreased to 20.4% for the first nine months of 2024 from 21.0% for the first nine months of 2023. The margin decrease for both periods is due to an increase in operating expenses, partially offset by an increase in revenue. The increase in operating expenses in both periods is primarily due to increased royalty expenses, particularly in the mortgage vertical, higher costs of purchased data, and increased amortization of capitalized internal-use software from technology transformation capital spending incurred previously.

International

Three Months Ended September 30,	Change	Nine Months Ended September 30,	Change
International	2024	2023	$	%	2024	2023	$	%
(In millions)	(In millions)
Operating revenue:
Latin America	$96.7	$80.1	$16.6	21%	$285.1	$192.3	$92.8	48%
Europe	94.9	85.2	9.7	11%	269.3	239.6	29.7	12%
Asia Pacific	88.5	85.5	3.0	4%	251.4	263.1	(11.7)	(4)%
Canada	64.8	65.1	(0.3)	—%	199.8	194.7	5.1	3%
Total operating revenue	$344.9	$315.9	$29.0	9%	$1,005.6	$889.7	$115.9	13%
% of consolidated revenue	24%	24%	24%	22%
Total operating income	$48.1	$40.2	$7.9	20%	$120.4	$107.2	$13.2	12%
Operating margin	13.9%	12.7%	1.2	pts	12.0%	12.0%	—	pts

International revenue increased by 9% and 13% in the third quarter and the first nine months of 2024, respectively, compared to the same periods in 2023. On a local currency basis, revenue increased by 18% and 22% in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The increase in both periods is driven by Latin America, primarily due to revenue from the BVS acquisition and local currency growth in Argentina, as well as growth in Europe. The increase in the first nine months of 2024 is also due to growth in Canada, partially offset by a decline in Australia. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $26.7 million, or 9%, for the third quarter of 2024, and by $79.0 million, or 9%, for the first nine months of 2024.

Latin America

On a local currency basis, revenue increased by 58% and 90% for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The increase in both periods is primarily due to revenue from the BVS acquisition, which occurred in August of 2023, as well as local currency growth in Argentina. Revenue from the BVS acquisition was $38.1 million and $120.4 million in the third quarter and first nine months of 2024, respectively, compared to $23.4 million in the third quarter and first nine months of 2023. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $29.6 million, or 37%, and $80.1 million, or 42%, for the third quarter and first nine months of 2024, respectively, primarily in Argentina and Brazil. Reported revenue increased by 21% and 48% for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023.

Europe

On a local currency basis, revenue increased by 9% and 10% for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The increase for both periods is primarily due to growth in the debt services and credit reporting businesses in the U.K. Local currency fluctuations against the U.S. dollar positively impacted revenue by $2.4 million, or 2%, and $5.9 million, or 2%, for the third quarter and first nine months of 2024, respectively.

Reported revenue increased by 11% and 12% for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023.

Asia Pacific

On a local currency basis, revenue increased by 2% and decreased by 3% for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The increase in the third quarter is primarily driven by growth in the Australia commercial and consumer credit reporting businesses. The decrease in the first nine months is primarily driven by Australia due to declines in the commercial, direct to consumer, and consumer credit reporting businesses in the first half of the year. Local currency fluctuations against the U.S. dollar positively impacted revenue by $1.6 million, or 2% for the third quarter, and negatively impacted revenue by $2.6 million, or 1%, for the first nine months of 2024, respectively. Reported revenue increased by 4% and decreased by 4% for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023.

Canada

On a local currency basis, revenue increased by 1% and 4% in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. Revenue growth in both periods is driven by growth in the direct to consumer business. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.1 million, or 1%, and $2.2 million or 1%, for the third quarter and first nine months of 2024, respectively. Reported revenue was flat and increased by 3% for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023.

International Operating Margin

Operating margin increased to 13.9% for the third quarter of 2024 from 12.7% for the third quarter of 2023 and was flat at 12.0% for the first nine months of 2024 and 2023. The increased margin for the third quarter is due to the aforementioned increase in revenue. Margin was flat for the first nine months due to the aforementioned increase in revenue, offset by amortization costs, principally due to higher amortization of purchased intangible assets related to the BVS acquisition.

General Corporate Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
General Corporate Expense	2024	2023	$	%	2024	2023	$	%
	(In millions)				(In millions)
General corporate expense	$166.7	$124.7	$42.0	34%	$451.1	$424.4	$26.7	6%

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

General corporate expense increased by $42.0 million and $26.7 million for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The increase for both periods is primarily due to an increase in people costs, partially offset by a decrease in consulting services and lower litigation expense as a result of a penalty associated with resolution of the investigation of the 2017 cybersecurity incident by the U.K. FCA that was accrued in the third quarter of 2023. The increase in people costs for both periods is primarily due to restructuring charges and higher incentive plan costs.

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

Funds generated by operating activities, our $1.5 billion five-year unsecured revolving credit facility ("Revolver") and related commercial paper ("CP") program, more fully described below, are our most significant sources of liquidity. At

September 30, 2024, we had $468.2 million in cash and cash equivalents, as well as $1,498.6 million available to borrow under our Revolver.

Sources and Uses of Cash

We believe that our existing cash balance, liquidity available from our CP and Revolver, cash generated from ongoing operations and continued access to public or private debt markets will be sufficient to satisfy cash requirements over the next 12 months and beyond. While there was no significant change in our cash requirements as of September 30, 2024 compared to December 31, 2023, we have utilized cash from operating activities to meet our current obligations.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of September 30, 2024, we held $180.5 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2024	2023	2024 vs. 2023
	(In millions)
Operating activities	$999.7	$794.7	$205.0
Investing activities	$(392.6)	$(724.7)	$332.1
Financing activities	$(345.0)	$63.5	$(408.5)

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2024 increased by $205.0 million compared to the prior year period primarily due to changes in our working capital position.

Investing Activities

Capital Expenditures

	Nine Months Ended September 30,		Change
Net cash used in:	2024	2023	2024 vs. 2023
	(In millions)
Capital expenditures*	$(392.6)	$(455.6)	$63.0
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

Capital expenditures paid in the first nine months of 2024 decreased by $63.0 million from the same period in 2023 due to lower capitalized software costs and lower spending on technology infrastructure as compared to the first nine months of 2023 as we continue to make progress toward completion of our technology transformation.

Acquisitions, Divestitures and Investments

	Nine Months Ended September 30,		Change
Net cash (used in) provided by:	2024	2023	2024 vs. 2023
	(In millions)
Acquisitions, net of cash acquired	$—	$(276.0)	$276.0
Cash received from divestitures	$—	$6.9	$(6.9)

During the first nine months of 2024, we did not complete any acquisitions. During the first nine months of 2023, we completed the acquisition of BVS and a Canadian company within our International segment and completed the sale of an equity investment.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
Net cash (used in) provided by:	2024	2023	2024 vs. 2023
	(In millions)
Net short-term payments	$(195.9)	$(83.6)	$(112.3)
Payments on long-term debt	$(695.6)	$(575.0)	$(120.6)
Proceeds from issuance of long-term debt	$649.8	$872.9	$(223.1)

Credit Facility Availability

We have access to a $1.5 billion five-year unsecured revolving credit facility ("Revolver"), which matures in August 2027. Borrowings under the Revolver may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. In May 2024, we exercised our first option to extend the maturity date by one year, from August 2026 to August 2027, and amended the Revolver agreement to replace a discontinued reference rate for Canadian Dollar-denominated commitments. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver.

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

As of September 30, 2024, there were no outstanding CP notes, $1.4 million of letters of credit outstanding, and no outstanding borrowings under the Revolver. Availability under the Revolver was $1,498.6 million at September 30, 2024.

At September 30, 2024, 100% of our debt was fixed-rate debt. Our variable-rate debt consists of outstanding amounts under the Revolver and CP program, both of which were undrawn at September 30, 2024.

Borrowing and Repayment Activity

We primarily borrow under our CP program and Revolver as needed and as availability allows.

Net short-term payments primarily represent net borrowings or repayments of outstanding amounts under our CP program.

Borrowings on long-term debt in 2024 represent the issuance of $650.0 million of 4.8% senior notes in the third quarter of 2024. Borrowings on long-term debt in 2023 represent $175.0 million of borrowings on our Revolver during the first quarter of 2023 and the issuance of $700.0 million of 5.1% senior notes in the second quarter of 2023.

Payments on long-term debt in 2024 represent $695.6 million of payments on the Term Loan during the first nine months of 2024. Payments on long-term debt in 2023 represent $175.0 million of repayments on our Revolver and repayment of our $400.0 million 3.95% senior notes during the second quarter of 2023.

Debt Covenants.  A downgrade in our credit ratings would increase the cost of borrowings under our CP program and our Revolver, and could limit or, in the case of a significant downgrade, preclude our ability to issue CP. Our outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on mortgages, liens, sale/leaseback transactions, mergers and sales of assets.

The Revolver requires a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA, of 3.75 to 1.0. We may also elect to increase the maximum leverage ratio by 0.5 to 1.0 (subject to a maximum leverage ratio of 4.25 to 1.0) in connection with certain material acquisitions if we satisfy certain requirements. The Revolver also permits cash in excess of $175 million to be netted against debt in the calculation of the leverage ratio, subject to certain restrictions.

As of September 30, 2024, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of the outstanding debt; however, our 2.6% senior notes due 2024, 2.6% senior notes due 2025, 3.25% senior notes due 2026, 5.1% senior notes due 2027, 5.1% senior notes due 2028, 4.8% senior notes due 2029, 3.1% senior notes due 2030, 2.35% senior notes due 2031 and 7.0% senior notes due 2037 (collectively, the “Senior Notes”) contain change in control provisions. If the Company experiences a change of control or publicly announces an intention to effect a change of control and the rating on the Senior Notes is lowered by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) below an investment grade rating within 60 days of such change of control or notice thereof, then the Company will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2023 Form 10-K.

Equity Transactions

	Nine Months Ended September 30,		Change
Net cash (used in) provided by:	2024	2023	2024 vs. 2023
	(In millions)
Dividends paid to Equifax shareholders	$(144.8)	$(143.7)	$(1.1)
Distributions paid to noncontrolling interests	$(4.4)	$(2.8)	$(1.6)
Proceeds from exercise of stock options and employee stock purchase plan	$67.5	$18.6	$48.9
Payment of taxes related to settlement of equity awards	$(16.4)	$(16.9)	$0.5

Sources and uses of cash related to equity during the nine months ended September 30, 2024 and 2023 were as follows:

-    During the first nine months of 2024 and 2023, we did not repurchase any shares of our common stock on the open market.

-    We maintained our quarterly dividend of $0.39 per share in the third quarter of 2024. We paid cash dividends to Equifax shareholders of $144.8 million and $143.7 million, or $1.17 per share, during the nine months ended September 30, 2024 and 2023, respectively.

-     We received cash of $67.5 million and $18.6 million during the first nine months of 2024 and 2023, respectively, from the exercise of stock options and the employee stock purchase plan.

-    We paid taxes of $16.4 million and $16.9 million related to the settlement of equity awards during the first nine months of 2024 and 2023, respectively.

At September 30, 2024, the Company had $520.2 million remaining for stock repurchases under the existing authorization from the board of directors.

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

Foreign Currency

Argentina experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as a highly inflationary economy which resulted in the recognition of a foreign currency loss of $0.3 million and $0.4 million that was recorded in Other income, net in our Consolidated Statements of Income during the three months ended September 30, 2024 and 2023, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2023 Form 10-K. There were no material changes to our market risk exposure during the three and nine months ended September 30, 2024.

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

CFPB Matters

In December 2021, we received a Civil Investigative Demand (a “CID”) from the Consumer Financial Protection Bureau (“CFPB”) as part of its investigation into our consumer disputes process at our USIS business unit in order to determine whether we have followed Fair Credit Reporting Act (“FCRA”) requirements for the proper handling of consumer disputes. The CID requested the production of documents and answers to written questions. In January 2023, the CFPB informed us that its enforcement division would be investigating our previously-disclosed coding issue identified within a legacy server environment in the U.S. that impacted how some credit scores were calculated during a three-week period in 2022. The staff of the CFPB has informed us that the CFPB intends to seek injunctive and civil money penalties against us based on allegations related to the consumer disputes investigation and the coding issue investigation. We are engaging in discussions with the CFPB and we are cooperating with the CFPB in its investigations.

In July 2023, we received a CID from the CFPB as part of its investigation into data accuracy and dispute handling at our Workforce Solutions business unit in order to determine whether we have followed the FCRA's requirements. We received a second CID from the CFPB in March 2024 and a third CID from the CFPB in August 2024 as part of the same investigation. The CIDs request the production of documents and answers to written questions. We are cooperating with the CFPB in its investigation and providing responses and information on an ongoing basis.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2024:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
July 1 - July 31, 2024	32,143	$—	—	$520,168,924
August 1 - August 31, 2024	683	$—	—	$520,168,924
September 1 - September 30, 2024	673	$—	—	$520,168,924
Total	33,499	$—	—	$520,168,924

(1)The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options, totaling 32,143 shares for the month of July 2024, 683 shares for the month of August 2024, and 673 shares for the month of September 2024.

(2)Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions). For the quarter ended September 30, 2024, we did not repurchase any shares of our common stock under our share repurchase program.

(3)At September 30, 2024, the amount authorized for future share repurchases under the share repurchase program was $520.2 million. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans of Directors and Executive Officers

The following table describes any contracts, instructions or written plans for the sale or purchase of Equifax securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarter ended September 30, 2024:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Jamil Farshchi, Executive Vice President, Chief Information Security Officer and Chief Technology Officer	8/27/2024	2/28/2025	Sale of up to 33,627 shares of common stock in multiple transactions
Lisa Nelson, Executive Vice President, President, International	8/27/2024	2/28/2025	Sale of up to 1,103 shares of common stock in multiple transactions

(1) A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.

During the quarter ended September 30, 2024, none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.  EXHIBITS

Exhibit No.	Description
4.1
Twelfth Supplemental Indenture, dated as of August 15, 2024, between Equifax Inc. and the Trustee, including the form of Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed August 15, 2024)

10.1*	Equifax Inc. 2020 Employee Stock Purchase Plan
10.2*	Amendment No. 1 to the Equifax Inc. 2020 Employee Stock Purchase Plan
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date:	October 21, 2024	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	October 21, 2024		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer
and Chief Operations Officer
(Principal Financial Officer)

Date:	October 21, 2024		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)