Form 10-K
period 2024-12-31
EQUIFAX INC
filed 2025-02-20
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issues financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes   ☒  No
As of June 30, 2024, the aggregate market value of Registrant’s common stock held by non-affiliates of Registrant was approximately $30,001,128,029 based on the closing sale price as reported on the New York Stock Exchange. At January 31, 2025, there were 124,023,838 shares of Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive proxy statement for its 2025 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

Overview

Equifax Inc. is a global data, analytics and technology company. We provide information solutions for businesses, governments and consumers, and we provide human resources business process automation and outsourcing services for employers. We have a large and diversified group of clients, including financial institutions, corporations, government agencies and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, educational history, criminal justice data, healthcare professional licensure and sanctions, demographic and marketing data. We use advanced statistical techniques, machine learning and proprietary software tools to analyze available data to create customized insights, decision-making and process automation solutions and processing services for our clients. We are a leading provider of information and solutions used in payroll-related and human resource management business process services in the United States of America (“U.S.”), as well as e-commerce fraud and charge back protection services in North America. For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions. Additionally, we also provide information, technology and services to support debt collections and recovery management.

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

We are organized and report our business results in three operating segments, as follows:

•Workforce Solutions — provides services enabling customers to verify income, employment, educational history, criminal justice data, healthcare professional licensure and sanctions of people in the U.S. (Verification Services), as well as providing our employer customers with services which include unemployment claims management, I-9 and onboarding services, Affordable Care Act compliance management, tax credits and incentives and other complementary employment-based transaction services (Employer Services). Workforce Solutions revenue is predominantly in the U.S., and they have also established operations in Canada, Australia and the U.K.

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

~~•~~International — provides products and services similar to those available in the USIS operating segment but with variations by geographic region. We also provide information, technology and services to support debt collections and recovery management. In addition, we provide products to consumers in Canada, the U.K., Australia and Chile to enable them to understand and monitor their credit and help protect their identity. This operating segment is comprised of our Asia Pacific, Europe, Latin America and Canada business units. It also includes our joint ventures in Brazil, Cambodia, Malaysia and Singapore.

Our Business Strategy

Our vision is to be a trusted global leader in data, analytics and technology that creates innovative solutions and insights for our customers. Our business strategy is driven by the following imperatives:

•Leverage our Equifax Cloud capabilities to accelerate innovation, new products and growth. Our cloud data and technology transformation has changed nearly every facet of our global technology infrastructure, including a migration to a public cloud environment that employs virtual private cloud deployment techniques. Central to our move to cloud-native technology is our custom single data fabric, which is a cloud native platform that enables Equifax to build, manage and deploy data products, as well as implementation of best-in-class cloud-based tools and capabilities. Our growth strategy includes leveraging our cloud data and technology transformation to accelerate innovation and new product development, deliver market-leading capabilities to our customers, facilitate customer and partner implementation and integration, improve ease of consumer access to and interaction with Equifax, and strengthen system resiliency and uptime.

•Leverage and expand our differentiated portfolio of data assets. We use proprietary advanced analytical platforms, including capabilities in machine learning, artificial intelligence and advanced visualization tools, to leverage our unique data to develop leading analytical insights that enhance the precision of our customers’ decisioning activities. Our cloud-native technology simplifies our customers’ access to our leading analytical and decisioning platforms, allowing us to accelerate the development of unique insights and the conversion of these insights into innovative new products and services consumable by our customers through our delivery platforms. We strive to advance these capabilities and bring our customers multi-data solutions at scale by expanding our unique and differentiated data assets and analytics through organic growth, business acquisitions and partnerships.

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

•Build a world-class Equifax team by investing in talent to drive our strategy and promote a culture of innovation. At Equifax, we are committed to nurturing a culture where talent thrives. We are focused on providing meaningful opportunities for career advancement and development, fostering an inclusive work environment, and promoting employee engagement and recognition. We leverage our enterprise-wide talent initiatives to develop, retain and attract a highly-qualified workforce in order to promote our culture of innovation, add diverse perspectives and deliver on our business strategy.

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

Percentage of 2024 Consolidated Revenue

Mortgage 20%
Financial 20%
Employers 14%
Government 12%
Automotive 6%
Consumer 5%
Identity & Fraud 5%
Commercial 4%
Healthcare 4%
Resellers (1) 3%
Telecommunications 2%
Retail 1%
Insurance 1%
Other (2) 3%
0
2.5
5
7.5
10
12.5
15
17.5
20
22.5
Percentage of 2024 Consolidated Revenue

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

Revenue from international clients, including end users and resellers, amounted to 24% of our total revenue in 2024, 23% of our total revenue in 2023 and 22% of our total revenue in 2022.

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

The Work Number® is our key employment and income data platform providing a service on behalf of our employer customers to the lenders, government agencies and other customers of our Verification Services business unit. We rely on payroll data received from over four million organizations to provide up-to-date verifications. The updates occur as employers and other data contributors transmit data electronically to Equifax from their payroll systems. Employers provide this data to us so that we can handle verification requests on behalf of each employer. We use this data to provide automated employment and income verification services to verifiers who are lenders, employers/background screeners and government agencies.

The fees we charge for services in these two business units are generally on a per transaction basis. We have not experienced significant turnover in the employer contributors to the platform because we generally do not charge them to add their employment data to The Work Number®, and the verification service we offer relieves them of the administrative burden and expense of responding to third-party employment verification requests while providing them with the assurance that the process is automated and not subject to human interpretation. The Work Number® held about 188 million active and 734 million total (active and historic) employment records at December 31, 2024.

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

Financial Marketing Services. Our Financial Marketing Services products utilize consumer and commercial financial information enabling our clients to more effectively manage their marketing efforts, including targeting and segmentation, to identify and acquire new clients for their products and services; to develop portfolio strategies to minimize risk and maximize profitability; and to realize additional revenue from existing customers through more effective cross-selling of additional products and services. Our products are also utilized by customers to support digital identity verification and fraud detection and protection. These products utilize information derived from consumer and commercial information, including credit, income, asset, liquidity, net worth and spending activity, which also support many of our Online Information Solutions’ products. These data assets broaden the understanding of consumer and business financial potential and opportunity, which can further drive high value decisioning and targeting solutions for our clients. We also provide account review services, which assist our clients in managing their existing customers and prescreen services that help our clients identify new opportunities with their customers. Clients for these products primarily include institutions in the banking, brokerage, retail, insurance and mortgage industries, as well as companies primarily focused on digital and interactive marketing.

International

The International operating segment includes our Latin America, Europe, Asia Pacific and Canada business units. These business units offer products that are similar to those available in the USIS operating segment, but with variations by geographic region. In some jurisdictions, data sources tend to rely more heavily on government agencies than in the U.S. We also offer specialized services that help our customers better manage risk in their consumer portfolios. This operating segment’s products and services generate revenue in Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K. and Uruguay. We also maintain support operations in Chile, Costa Rica, India and Ireland. We have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore. We also provide information, technology and services to support debt collections and recovery management in Asia Pacific, Europe, and Latin America.

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

 Europe. Our Europe operation provides information solutions, fraud detection services, debt collection services, marketing products, and credit monitoring products to resellers or directly to consumers. Information solutions and fraud products are generated from information that we maintain and include credit reporting, monitoring and scoring, asset information, risk management, identity management and authentication services and fraud detection and modeling services. These products are sold in the U.K. and Spain. Limited marketing products are available in the U.K. and, to a lesser extent, in Spain. We also provide information, technology and services to support debt collections and recovery management in the U.K. and Spain. In the U.K., this includes a contract to provide these services to the U.K. government.

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

Canada. Similar to the USIS business units, our Canada operation offers products derived from the credit information that we maintain about individual consumers and businesses. We offer many products in Canada, including credit reporting, monitoring and scoring, consumer and commercial marketing, risk management, fraud detection and modeling services, identity management and authentication services, together with certain of our decisioning products that facilitate pre-approved offers of credit and automate a variety of credit decisions. We also offer credit monitoring products to resellers or directly to consumers, as well as commercial credit solutions, which help businesses manage financial and credit risk and gain insights on customers, markets and industry groups using our commercial data assets. We also provide data, technology and services to facilitate the search of land data and process real estate transactions in Canada.

Competition

The market for our products and services is highly competitive and is subject to constant change. Our competitors vary widely in size and in the nature of the products and services they offer. Sources of competition are numerous and include the following:

•Competition in the Verification Services business, for both the U.S. and key International segments of Australia, Canada and the U.K., is highly competitive with low barriers to entry and includes employers who manage verifications in-house, lenders who obtain verifications directly from employers, and numerous online and offline firms that provide verification services. Third parties may also seek to obtain verifications directly from employees by leveraging paper copies of information or by seeking employee credentials to access information systems. Competition in the U.S. Employer Services business is also highly competitive with low barriers to entry and includes in-house management of such services or the outsourcing of one or more of such services to numerous online and offline third-party outsourced providers; human resources consulting firms; human resources management services providers; payroll processors; accounting firms; and hundreds of smaller companies that provide one or multiple offerings that compete with our Employer Services business.

•Competition for our credit information solutions and direct-to-consumer solutions products varies by both application and industry, but generally includes global consumer credit reporting companies that offer a product suite similar to our credit information solutions, providers of personal identity theft protection services and providers offering free credit scores. There are also a large number of competitors who offer competing products in specialized areas (such as fraud prevention, risk management and application processing and decisioning solutions) and software companies offering credit modeling services or analytical tools. We believe our product provides the greatest value for customers given our decisioning technology and the features and functionality of our analytical capabilities. We emphasize our improved decision making and product quality while remaining competitive on price.

•Competition for our commercial solutions products primarily includes companies providing commercial credit reports, credit marketing and other business insights and analytics, including providers of these services in the international markets we serve.

•Competition for our debt collection and recovery management software, services and analytics is spread across a number of providers. We believe that the breadth and depth of our offering enables our clients to develop a more current and comprehensive view of consumers. In the category of platforms and analytics, we compete with entities that deploy collections platforms, account management systems or recovery solutions.

While we believe that none of our competitors offers the same mix of products and services as we do, we have strong competition in every category and certain competitors may have a larger share of particular geographic or product markets or operate in geographic areas where we do not currently have a presence.

We assess the principal competitive factors affecting our markets to include: our ability to protect information and systems; product attributes such as quality, depth, coverage, adaptability, scalability, interoperability, functionality and ease of use; product price; technical performance including system response time and availability; access to unique proprietary data tools; quickness of response, flexibility and client services and support; effectiveness of sales and marketing efforts; existing market penetration; proprietary technology; and new product innovation.

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

•We or certain of our operations are also subject to and affected by new and evolving state privacy and data security laws such as data broker registration requirements in California and Vermont, and the California Consumer Privacy Act (“CCPA”). The CCPA, as amended by the California Privacy Rights Act, imposes additional data privacy requirements on many businesses operating in the state. The CCPA expansively defines “personal information” and imposes new notice requirements relating to the collection, use and sharing of personal information. It provides consumers with extensive rights, including the right to access the categories and specific pieces of personal information businesses collect, the right to request businesses delete information, and the right to opt-out of “sales” of personal information with sales being defined under the CCPA to include monetary and non-monetary valuable consideration. The CCPA also contains a private right of action in the event that a business suffers a security breach that was due to unreasonable security measures. We may also become subject to and affected by newly enacted state privacy laws similar to the CCPA, such as laws in effect in Colorado, Connecticut, Delaware, Florida, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Texas, Utah and Virginia, as well as enacted laws in states such as Indiana, Kentucky, Maryland, Minnesota, Rhode Island and Tennessee that become effective throughout 2025 and 2026. A number of other state legislatures, including New York and Washington, have introduced comprehensive data privacy legislation modeled after, and which contain certain elements of, the CCPA, other state consumer privacy laws, or the European Union's General Data Protection Regulation (“GDPR”), which is an extremely broad privacy law.

Additional state legislatures are expected to consider similar legislation in 2025. If enacted, such laws may contain variations and impose new compliance risks and obligations on us.

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

•In Australia, we are subject to regulatory oversight by various agencies. The Office of the Australian Information Commissioner (“OAIC”) is the regulator with direct responsibility for administering the Australian Privacy Principles (which relate to the collection, holding, use and disclosure of personal information) and Part IIIA of the Privacy Act 1988 (which regulates credit reporting). The OAIC can investigate a complaint, conduct its own investigations, resolve/make binding determinations and seek civil penalties. Our credit reporting business, Equifax Information Services and Solutions, is a member of an external dispute resolution scheme, the Australian Financial Complaints Authority, which has been approved by the OAIC to handle privacy and credit reporting complaints and make binding determinations. The OAIC can register codes of practice under the Privacy Act 1988, and has registered the Privacy (Credit Reporting) Code 2024. The Australian Competition and Consumer Commission (“ACCC”) is the regulator responsible for administering and enforcing the Competition and Consumer Act 2010 and related legislation concerning consumer protection and competition. The ACCC has the authority to use a range of actions to ensure compliance with the law, including investigative powers and the ability to seek penalties through litigation and other formal enforcement means. The ACCC also administers Consumer Data Right legislation, which mandates the supply by banks of comprehensive credit information to credit reporting bodies, including Equifax. The Australian Retail Credit Association is a credit and credit reporting industry self-regulatory body, which administers principles and standards for the exchange of credit data between industry participants. Equifax Australasia Credit Ratings Pty Limited (formerly named Corporate Scorecard Pty Limited, one of our Australian subsidiaries) holds an Australia Financial Services License, which allows it to provide general advice to wholesale clients by issuing a credit rating, and has been approved in New Zealand as a rating agency by the Reserve Bank of New Zealand under section 86 of the Non-Bank Deposit Takers Act 2013 (NZ). The Australian Securities and Investments Commission regulates corporations and has authority to investigate, prosecute, ban individuals and to seek civil penalties.

•In New Zealand, the regulatory framework provides for primary regulation under the Privacy Act 2020. The Office of the Privacy Commissioner (“OPC”) investigates complaints relating to the collection, use, holding and disclosure of personal information, both credit-related and non-credit related. The OPC can make a finding that there has been an interference with privacy but cannot impose civil penalties for this. In extreme cases where there has been an interference with privacy, it can refer these cases to the Director of Human Rights for determination in the Human Rights Review Tribunal. The OPC can issue practice codes under the Privacy Act 2020 and has issued and subsequently amended the Credit Reporting Privacy Code 2020. The Privacy Act 2020 contains mandatory data breach reporting. The Retail Credit Association of New Zealand is an industry association which addresses reciprocity of data issues relating to comprehensive credit reporting and data standards.

•In India, various legislation including the Information Technology Act of 2000 and rules framed thereunder and the Credit Information Companies (Regulation) Act of 2005 and rules and regulations framed thereunder, establishes a federal data protection framework. Entities that collect and maintain personal data and/or credit information must ensure that it is complete, accurate and safeguarded, and must adopt certain privacy principles with respect to collecting, processing, preserving, sharing and using such data and/or credit information. India enacted a new privacy law, The Digital Personal Data Protection Act, 2023 ("DPDP Act"), in August 2023. If it becomes effective, the DPDP Act would provide greater protection to individuals' personal data in digital form. The DPDP Act will become effective at a future date or dates to be determined by the Indian Central Government. In January 2025, the Central Government published draft Digital Personal Data Protection Rules, 2025, which would supplement the DPDP Act. Our Indian business is also subject to regulation by the Reserve Bank of India, which is India’s central banking institution.

Summary of Regulations Affecting our Employer Services Business

The Employer Services business unit within our Workforce Solutions business segment helps employers comply with various regulatory frameworks applicable to employers in the United States. As a result, changes to those regulatory frameworks could impact the services we provide. For instance, if the federal government or a state government mandates the use of E-Verify or changes the requirements for individuals to work in the U.S., our I-9 service may be impacted. In addition, if the federal government changes the employer mandate or tax form requirements of the Affordable Care Act, our Affordable Care Act Management Service may be impacted. The Unemployment Cost Management service could be impacted if a state government changes the requirements for employers to process and/or protest unemployment claims. The Tax Management Services business within our Employer Services business is potentially impacted by changes in renewal or non-renewal of U.S. federal and state tax laws or interpretations, for example, those pertaining to work opportunity tax credits and unemployment compensation claims.

Human Resources

Our People

Equifax employed approximately 14,700 employees in 22 countries as of December 31, 2024. Our global employee base consisted of approximately 3,100 employees in our Workforce Solutions business unit, 2,500 employees in our USIS business unit, 4,500 employees in our International business unit and 4,600 employees in our corporate Centers of Excellence, which include our support centers in Chile, Costa Rica, India and Ireland. In 2024, we hired approximately 2,200 new employees and promoted approximately 1,900 employees as we continue to grow and transform our businesses around the world.

Forward-Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address future operating performance and events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, improvements in our information technology and data security infrastructure, including as a part of our cloud technology transformation, our strategy, the expected financial and operational benefits, synergies and growth from our acquisitions, changes in U.S. and worldwide economic conditions, such as changes in interest rates and inflation, that materially impact consumer spending, home prices, investment values, consumer debt, unemployment rates and the demand for Equifax's products and services, our culture, our ability to innovate, the market acceptance of new products and services and similar statements about our business plans are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections, including without limitation our expectations regarding the Company’s outlook, long-term organic and inorganic growth, and customer acceptance of our business solutions referenced above under “Item 1. Business” and below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview.” These risks and uncertainties include, but are not limited to, those described below in “Item 1A. Risk Factors,” and elsewhere in this report and those described from time to time in our future reports filed with the United States Securities and Exchange Commission (“SEC”). As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and often are not recognized until launched against a target, or even some time after. We may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis even if our security measures are appropriate, reasonable and/or comply with applicable legal requirements. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Further, the transition of our applications and systems infrastructure to cloud-based technologies may expose us to additional cyber threats, as most of our data has migrated from legacy Equifax systems to cloud-based solutions hosted by third parties. Although we have developed systems and processes that are designed to protect our data and customer data and to prevent data loss and other security breaches, and expect to continue to expend significant additional resources to bolster these protections, these security measures cannot provide absolute security.

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

Security breaches and attacks (including those that impact our third-party vendors and other service providers) and the adverse publicity that may follow, can have a negative impact on our reputation and our relationship with our customers. For example, our reputation with consumers and other stakeholders and our customer relationships were damaged following the cybersecurity incident in 2017, resulting in a negative impact on our revenue for a period of time. If we experience another material cybersecurity incident or are otherwise unable to demonstrate the security of our systems and the data we maintain and retain the trust of our customers, consumers and data suppliers, we could experience a substantial negative impact on our business.

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

Strategy and Market Demand Risks

The failure to realize the anticipated benefits of our technology transformation could adversely impact our business and financial results.

We are in the final stages of migrating the vast majority of our applications and systems infrastructure from legacy on-premises systems to cloud-based solutions hosted by third parties. We expect that our cloud technology transformation will significantly increase our efficiency and productivity, improve the stability and functionality of our products and services, and decrease the cost of our overall systems infrastructure, all of which we expect will drive growth and have a positive effect on our business, competitive position and results of operations. This initiative has been a major undertaking as we have replaced most of our previous operating systems with cloud-based systems. This complex, multifaceted and extensive initiative has been expensive and has caused, and may cause in the future, unanticipated problems and expenses. If we are unable to complete the remaining migrations or, if our new cloud-based systems do not operate as expected, we may have to incur significant additional costs to make modifications and could lose customers and we may suffer reputational harm as a result.

We cannot assure you that our technology transformation will be beneficial to the extent, or within the timeframes expected, or that the estimated efficiency, cost savings and other improvements will be realized as anticipated or at all. Market acceptance of cloud-based offerings is affected by a variety of factors, including information security, reliability, performance, the sufficiency of technological infrastructure to support our products and services in certain geographies, customer and data provider concerns with entrusting a third party to store and manage its data as well as the customer’s ability to access this data once a contract has expired, and consumer concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers. If we are unable to correctly respond to these issues, we may experience business disruptions, damage to our reputation, negative publicity, diminished customer trust and relationships and other adverse effects on our business. Even if the anticipated benefits and savings of our technology transformation are substantially realized, there may be consequences, internal control issues or business impacts that were not expected. We have made significant investments in our technology transformation, and if we were to change cloud-based service providers, we may incur additional costs in connection with a transition.

The loss of access to credit, employment, financial and other data from external sources could harm our ability to provide our products and services.

We rely extensively on data from external sources to maintain our proprietary and non-proprietary databases, including data received from customers, licensors, furnishers, strategic partners and various government and public record sources. This data includes the widespread and voluntary contribution of credit data from most lenders in the U.S. and many other markets as well as the contribution of data under proprietary contractual agreements, such as employers’ contribution of employment and income data to The Work Number® and telecommunications, cable and utility companies’ contribution of payment and fraud data to the National Cable, Telecommunications and Utility Exchange (NCTUE). For a variety of reasons, including concerns of data furnishers arising out of legislatively or judicially imposed restrictions on use, security breaches or competitive reasons, our data sources could withdraw, delay receipt of or increase the cost of the data they provide to us. Where we currently have exclusive use of data, the providers of the data sources could elect to make the information available to competitors. We also compete with several of our third-party data suppliers. If a substantial number of data sources or certain key data sources were to withdraw or be unable to provide their data, if we were to lose access to data due to government regulation, if we lose our right to the use of data, or if the collection, disclosure or use of data becomes uneconomical, our ability to provide products and services to our customers could be adversely affected, which could result in decreased revenue, net income and earnings per share and reputational loss. There can be no assurance that we would be able to obtain data from alternative sources if our current sources become unavailable.

Negative changes in general economic conditions, including interest rates, the level of inflation, unemployment rates, income, home prices, investment values and consumer confidence, could adversely affect us.

Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions, including the demand and availability of affordable credit and capital, the level and volatility of interest rates, the level of inflation, employment levels, consumer confidence, and housing demand, both inside and outside the United States. Business customers use our credit information and related analytical services and data to process applications for new credit cards, automobile loans, home and equity loans and other consumer loans, and to manage their existing credit relationships. Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, which can be impacted by changes in interest rates and the level of inflation. Banks’ and other lenders’ willingness to extend credit are adversely affected by elevated consumer delinquency and loan losses in a weak economy. Consumer demand for credit (i.e., rates of spending and levels of indebtedness) also tends to grow more slowly or decline during periods of economic contraction or slow economic growth.

Our customer base generally suffers when financial markets experience volatility, illiquidity and disruption, and the potential for disruptions going forward presents considerable risks to our business and revenue. High or rising rates of unemployment and interest, declines in income, home prices or investment values, lower consumer confidence and reduced access to credit adversely affect demand for many of our products and services, and consequently our revenue and results of operations, as consumers may postpone or reduce their spending and use of credit, and lenders may reduce the amount of credit offered or available. Conversely, certain of our businesses, such as our unemployment claims management business within the Workforce Solutions segment, are countercyclical and may experience negative impacts on revenue and operating profit during periods of improving economic conditions or lower unemployment.

We expect U.S. mortgage credit activity in 2025 to be below the levels of activity seen in 2024. Any weakening in the U.S. mortgage market resulting in a significant reduction in mortgage originations could have a corresponding negative impact on revenue and operating profit for our business, primarily within the Workforce Solutions and USIS operating segments. To the extent inflation results in higher interest rates and has other adverse effects upon the securities markets and upon the value of financial instruments, it may adversely affect our financial position and profitability.

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

Some of our competitors sell products that compete with ours at lower prices by accepting lower margins and profitability, or may be able to sell products competitive to ours at lower prices, individually or as a part of integrated suites, given proprietary ownership of data, technological superiority or economies of scale. Price reductions by our competitors could negatively impact our revenue and operating margins and results of operations and could also harm our ability to obtain new customers on favorable terms. Historically, certain of our key products have experienced declines in per unit pricing due to competitive factors and customer demand. If we were unable to respond quickly enough to changes in competition or customer demand we could experience reductions in our operating margins.

If our relationships with key customers and business partners are materially diminished or terminated, our business could suffer.
We have long-standing relationships with a number of our customers and business partners, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Many of our material customer agreements can be terminated by the customer for convenience on limited advance written notice, which provides our customers with the opportunity to renegotiate their contracts with us or to award more business to our competitors. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers or business partners on acceptable terms or at all, or collect amounts owed to us from insolvent customers or business partners. The loss of one or more of our major customers or business partners could adversely affect our business, financial condition and results of operations.

If we do not introduce successful new products, services and analytical capabilities in a timely manner, or if the market does not adopt our new services, or if new technologies are introduced by competitors that are more effective or at lower costs than ours, our competitiveness and operating results will suffer.

We generally sell our products in industries that are characterized by rapid technological changes, including the introduction of new innovative technologies, frequent new product and service introductions and changing industry standards. In addition, certain of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new technologies, products, services and enhancements, our products and services will become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. The success of our new products and services will depend on several factors, including our ability to: (i) properly identify customer needs; (ii) innovate and develop new technologies, services and applications; (iii) successfully commercialize new technologies in a timely manner; (iv) produce and deliver our products in sufficient volumes on time; (v) differentiate our offerings from competitor offerings; (vi) price our products competitively; (vii) anticipate our competitors’ development of new products, services or technological innovations; and (viii) control product quality in our product development process. Our resources have to be committed to any new products and services before knowing whether the market will adopt the new offerings.

We may face risks associated with our use of certain artificial intelligence and machine learning models and systems.

We use artificial intelligence and machine learning models in the development of some of our products and artificial intelligence systems to support the deployment of new applications and to improve the efficiency of our business operations. For new products, the models that we use are developed or trained using various data sets. If the models are incorrectly designed, if the data we use to train them is incomplete, inadequate or biased in some way, or if we do not have sufficient rights to use the data on which our models rely, the performance of our products and business, as well as our reputation, could suffer or we could incur liability through the violation of laws, third-party privacy or other rights, or contracts to which we are a party. Similarly, if the artificial intelligence systems used for deploying new applications or improving operational processes are incorrectly configured, if the data we use to train them is incomplete or inadequate, or if sufficient testing is not completed, the performance of our business operations, as well as our reputation, could suffer.

We continuously invest in new technologies. If we implement new technology that includes artificial intelligence, we may introduce incremental risks in our environment if these technologies are incorrectly configured or implemented, if the data we use to prompt them is incomplete, inadequate or biased in some way, or if the outputs are not sufficiently reviewed for reliability and validity.

Our use of artificial intelligence could lead to new or enhanced governmental or regulatory scrutiny, litigation or other legal liability, ethical concerns, negative consumer and customer impacts, and negative perceptions of artificial intelligence generally, all of which could adversely affect our business, reputation or financial results. In particular, our use of artificial intelligence in credit decisioning could lead to enhanced scrutiny. Further, our competitors or other third parties may incorporate artificial intelligence into their products and business operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

The demand for some of our products and services may be negatively impacted to the extent the availability of free or less expensive consumer information increases.

Public or commercial sources of free or relatively inexpensive consumer credit, credit score and other information have become increasingly available, including sources that utilize artificial intelligence or machine learning, and this trend is expected to continue. Free sources of consumer employment and income information, such as paystubs, have always existed and could impact demand for our products and services in the event that customers determine such data is sufficient to meet their needs. In addition, governmental agencies in particular have increased the amount of information to which they provide free public access and these or other sources of free or relatively inexpensive consumer information from competitors or other commercial sources may reduce demand for our services. In recent years, there also has been an increase in companies offering free or low-cost direct-to-consumer credit services (such as credit scores, reports and monitoring) as part of alternative business models that use such services as a means to introduce consumers to other products and services. To the extent that our customers choose not to obtain services from us and instead rely on information obtained at no cost or relatively inexpensively from these other sources, our business, financial condition and results of operations may be adversely affected.

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

Despite our past experience, opportunities to grow our business through acquisitions, joint ventures and other alliances may not be available to us in the future. In addition, our focus on data security and our transition to cloud-based technologies may limit our ability to identify and complete acquisitions as our stringent technological criteria and standards for acquisition candidates may continue to increase.

If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer.

We derive a meaningful portion of our revenue from direct and indirect sales to U.S. federal, state and local governments, as well as foreign governments, and their respective agencies. Such contracts are subject to various procurement laws and regulations, and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination or non-renewal of contracts, forfeiture of profits, suspension of payments or suspension of future government contracting. A number of our government contracts receive enhanced scrutiny and media attention due to the sensitive nature of the data we handle and due to the importance of the government programs we support. If we experience another material cybersecurity incident, if public or legislative scrutiny and pressure leads to reduced use of data by government agencies, or if we experience uptime issues or performance problems, our ability to maintain existing or acquire new government contracts may be substantially impacted.

Furthermore, our government contracts are funded through federal and state budgeting and appropriations processes, whereby a legislature approves the annual budget submitted by the executive branch. Budget shortfalls or changing priorities may cause legislatures to fail to appropriate sufficient funds to fulfill our government contracts from year to year. In addition, the U.S. federal government has recently taken steps to reduce government spending, which could negatively impact the continuation, renewal or negotiation of our contracts with the federal government.

If our government contracts are terminated or not funded, if we are suspended from government work, if the services we provide are no longer needed due to government program change or termination, or if our ability to compete for new contracts is adversely affected, including by our failure to achieve certain government certifications, our business and financial performance could suffer.

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

Over the past several years, regulators, investors, customers, employees and other stakeholders have focused on various environmental, social and governance ("ESG") matters, both in the United States and internationally. In response to stakeholder feedback, we communicate certain information regarding our responsible business priorities, including initiatives, goals and commitments related to climate, inclusion and diversity, responsible sourcing and social investments, in public disclosures. These initiatives, goals and commitments could be difficult to achieve and costly to implement. For example, we have announced our commitments to reduce our greenhouse gas emissions, the achievement of which relies, in large part, on the accuracy of our estimates and assumptions around the availability and cost of renewable energy sources and technologies, the availability of suppliers that can meet our sustainability and other standards, and other factors. We could fail to achieve, or be perceived to fail to achieve, our greenhouse gas reduction commitments or other responsible business initiatives, goals and commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals and commitments, or for any revisions to them. Our actual or perceived failure to achieve our responsible business-related initiatives, goals and commitments could negatively impact our reputation or otherwise materially harm our business.

More recently, an “anti-ESG” sentiment has developed in the U.S. among certain activists, institutions and governments, and we may face scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding our responsible business priorities, initiatives, goals and commitments. To the extent that we continue to make disclosures about responsible business priorities, initiatives, goals and commitments, we could be criticized for such matters, which could negatively impact our reputation or otherwise materially harm our business.

Operational Risks

Our use of cloud-based and other technologies that are outsourced to third parties could expose us to operational disruptions.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are managed internally within the Company and some of which are outsourced to third parties. As part of our technology transformation, we upgraded a significant portion of the information technology systems used to operate our business and replaced them with cloud-based solutions. Our information technology applications and systems consist primarily of outsourced, cloud-based infrastructure, platforms and software-as-a-service solutions not under our direct management or control. Any disruption to either the outsourced systems or the communication links between us and the outsourced supplier could negatively affect our ability to operate our data systems and could impair our ability to provide services to our customers. We may incur additional costs to remedy the damages caused by these disruptions.

Our customers' decisioning may be adversely affected if we provide inaccurate or unreliable data, which could adversely affect our financial condition, cause loss of customer trust and contribute to non-compliance with certain laws and regulations.

Data accuracy is an essential component of data quality and is the foundation of our business model. Accurate data increases predictive ability and improves confidence in decisions for our customers. Inaccurate or unreliable data could adversely affect customer decisioning and poses reputational, regulatory compliance, litigation and financial risk to our company. Although we have developed internal processes and controls to maintain and continually improve data accuracy, these processes and controls cannot ensure absolute accuracy and the complexity of our technology transformation may introduce additional risk. We have experienced data accuracy issues, including errors in connection with our technology transformation. To date, none of these issues have had a material impact on our operations or financial results. However, any future data accuracy issues arising in connection with our technology transformation or otherwise could have a material adverse effect on our business or results of operations, including through the incurrence of additional costs or the loss of customers and harm to our reputation.

If our systems do not meet customer requirements for response time or high availability, or we experience system constraints or failures, or if our customers do not modify and/or upgrade their systems to accept new releases of our products and services, our services to our customers could be delayed or interrupted, which could result in lost revenues or customers, lower margins, service level penalties or other harm to our business and reputation.

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

Our future success depends partly on the continued service of our key development, sales, marketing, executive and administrative personnel. Increased retention risk exists in certain key areas of our operations, such as data and analytics, IT and data security, which require specialized skills, including cloud security, application development and maintenance and artificial intelligence expertise and analytical modeling. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. Hiring, on-boarding training, motivating, retaining and managing employees with the skills required is time-consuming and expensive. There is intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to retain our key employees. If we are not able to hire sufficient employees to support our business or to train, motivate, retain and manage the employees we do hire, it could have a material adverse effect on our business operations or financial results.

Global Operational Risks

Economic, political and other risks associated with international sales and operations could adversely affect our results of operations.

Sales outside the U.S. comprised 24% of our total revenue in 2024. As a result, our business is subject to various risks associated with doing business internationally and these risks may differ in each jurisdiction where we operate. In addition, many of our employees, suppliers, job functions and facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors including:

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
•implementation of exchange controls;
•geopolitical instability, including terrorism and war and international conflict;
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
•unfavorable tax rules;
•the presence and acceptance of varying levels of business corruption in international markets; and
•varying business practices in foreign countries.

We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including among others, the British pound, the Australian dollar, the Canadian dollar, the Argentine peso, the Chilean peso, the Euro, the New Zealand dollar, the Costa Rican colon, the Singapore dollar, the Brazilian real and the Indian rupee. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against major currencies will affect our operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. We generally do not mitigate the risks associated with fluctuating exchange rates, although we may from time to time through forward contracts or other derivative instruments hedge a portion of our translational foreign currency exposure or exchange rate risks associated with material transactions which are denominated in a foreign currency. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Accordingly, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, may materially affect our consolidated financial results.

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

Legal and Regulatory Risks

As part of a global settlement, we entered into agreements with various parties to settle the U.S. Consumer MDL Litigation and certain federal and state government investigations arising out of a material cybersecurity incident in 2017. If we are unable to comply with our obligations under these agreements, it could have a material adverse effect on our financial condition.

In July 2019, the Company entered into multiple agreements that resolved the U.S. consolidated consumer class action cases, captioned In re: Equifax, Inc. Customer Data Security Breach Litigation, MDL No. 2800 (Consumer Cases), and the investigations of the FTC, the CFPB, the Attorneys General of 48 states, the District of Columbia and Puerto Rico and the NYDFS (collectively, the “Consumer Settlement”) relating to a material cybersecurity incident in 2017. The Consumer Settlement became effective on January 11, 2022.

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

As a data, analytics and technology company and credit reporting agency, we are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer financial protection, data protection, data privacy, artificial intelligence and cybersecurity. See “Item 1. Business—Governmental Regulation” in this Form 10-K for a summary of the U.S. and foreign consumer and data protection laws and regulations to which we are subject. These regulations are complex, change frequently, have tended to become more stringent over time, and are subject to administrative interpretation and judicial construction in ways that could harm our business. In addition, new laws and regulations at the state and federal level are enacted frequently, such as amendments to the FCRA, cybersecurity and other requirements promulgated by the FTC, the NYDFS and the SEC, and data privacy laws in several U.S. states.

There are laws and regulatory requirements in the U.S. and abroad that govern the operations of consumer reporting agencies and the collection, use, accuracy, correction and sharing of personal data. The CFPB, our primary regulator, frequently adopts new rulemakings related to these matters. For example, in October 2024, the CFPB finalized a rule regarding personal financial data rights and open banking pursuant to Section 1033 of the Dodd-Frank Act that governs the practices of data providers, third parties authorized to access consumer data and data aggregators. Additionally, in January 2025, the CFPB finalized a rule that requires the removal of medical collection debt from consumer credit reports. There are also a number of proposed rules, including changes to the FCRA proposed by the CFPB, that could significantly impact our business if they are finalized. Any future changes in laws or regulations that impose additional requirements on our operations or restrict our use of data could have a material adverse effect on our business.

In addition, there are laws and legislative proposals in the U.S. and abroad concerning privacy and cybersecurity that have implications for our business. For example, the Canadian and Australian governments have initiated reviews of their consumer privacy laws, and several U.S. states have introduced varying comprehensive privacy laws modeled to some degree on the CCPA and/or the GDPR. More recently, regulators and legislators have been increasingly focused on the use of algorithms, artificial intelligence and machine learning in business processes. Multiple jurisdictions, including the EU and at least one U.S. state, have adopted laws related to the development and use of artificial intelligence. There have also been new legislative proposals to regulate business use and development of artificial intelligence and machine learning technologies which, if enacted, could impose new legal requirements addressing among other issues, privacy, discrimination and human rights. The specifics of such legislation and the number of other jurisdictions that will introduce legislation in this area remain unclear at this time.

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

We devote substantial compliance, legal and operational business resources towards compliance with applicable regulations and requirements. In the future, we may be subject to significant additional expenses related to compliance with applicable laws and regulations, including new laws and evolving interpretations that have varying requirements and/or are difficult to predict, and to the investigation, defense or remedy of actual or alleged violations. Additionally, we cooperate with the CFPB in supervisory examinations and respond to other state, federal and foreign government examinations of, or inquiries into, our business practices. In particular, legislative activity in the privacy area may result in new laws that are applicable to us and that may hinder our business, for example, by restricting use or sharing of consumer data, including for marketing or advertising purposes, limiting our ability to provide certain consumer data to our customers, or otherwise regulating artificial intelligence and machine learning, including the use of algorithms and automated processing in ways that could materially affect our business, or which may lead to significant increases in the cost of compliance.

Any failure by us to comply with, or remedy any violations of, applicable laws and regulations could result in new costs for our operations, the curtailment of certain of our operations, the imposition of fines and penalties, liability to private plaintiffs as a result of individual or class action litigation, restrictions on the operation of our business and reputational harm. It is difficult to predict the impact on our business if we were subject to allegations of having violated existing laws. For example, in Europe, the GDPR, which includes extensive regulations for certain security incidents, could result in fines of up to 4% of annual worldwide “turnover” (a measure similar to revenues in the U.S.). In addition, because many of our products are regulated or sold to customers in various industries, we must comply with additional regulations in marketing our products. Moreover, our compliance with privacy laws and regulations and our reputation depend in part on suppliers’ or customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with consumer expectations and regulatory requirements. Additionally, we may not succeed in adapting our products to changes in the regulatory environment in an efficient, cost effective manner. We cannot predict the ultimate impact on our business of new or proposed rules, supervisory examinations or government investigations or enforcement actions.

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

The CFPB conducts examinations and investigations, issues requests for information and subpoenas, and brings civil actions in federal court for violations of the federal consumer financial laws, including the FCRA. In these proceedings, the CFPB can seek relief that includes: rescission or reformation of contracts, restitution, disgorgement of profits, payment of damages, limits on activities and civil money penalties of up to $1.0 million per day for known violations. The CFPB conducts periodic examinations of our business and the consumer reporting industry and issues requests for information or subpoenas to us from time to time. The CFPB has in the past, and may in the future, initiate enforcement actions against us with regard to our compliance with federal consumer financial protection laws. Actions by the CFPB against us can result, and have in the past resulted, in monetary penalties and requirements to alter or cease offering affected products and services, making them less attractive and restricting our ability to offer them.

Although we have committed resources to enhancing our compliance programs, actions by the CFPB or other regulators against us could result in financial or reputational harm. Our compliance costs and legal and regulatory exposure could increase materially if the CFPB or other regulators enact new regulations, change existing regulations, modify through supervision or enforcement past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted.

Regulatory oversight of our contractual relationships with certain of our customers may adversely affect our business.

The federal banking agencies, including the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the CFPB, as well as many state and foreign banking agencies have issued guidance to insured depository institutions and other providers of financial services on assessing and managing risks associated with third-party relationships, which include all business arrangements between a financial services provider and another entity, by contract or otherwise, and generally requires banks and financial services providers to exercise comprehensive oversight throughout each phase of a bank or financial service provider’s business arrangement with third-party service providers, and instructs banks and financial service providers to adopt risk management processes commensurate with the level of risk and complexity of their third-party relationships. This guidance requires more rigorous oversight of third-party relationships that involve certain “critical activities.” In light of this guidance, our existing or potential bank and financial services customers subject to this guidance may continue to revise their third-party risk management policies and processes and the terms on which they do business with us, which may adversely affect our relationships with such customers and/or increase our expenses in servicing such customers.

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

There is substantial litigation, both in the U.S. and more recently the Unified Patent Court in Europe, regarding intellectual property rights in the information technology industry. From time to time, third parties may make claims that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to each such claim on a case by case basis. A dispute or litigation regarding patents or other intellectual property can be costly and time-consuming due to the complexity of our technology and the inherent uncertainty of intellectual property litigation, could divert our management and key personnel from our business operations, and we may not prevail. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, or could subject us to significant damages or to an injunction against development and sale of certain of our products or services. Our intellectual property portfolio may not be useful in asserting a counterclaim, or providing commercial leverage for negotiating a license, in response to a claim of intellectual property infringement. In certain of our businesses we rely on third-party intellectual property licenses and we cannot ensure that these licenses will be available to us in the future on favorable terms or at all. Although our policy is to obtain licenses or other rights where necessary, we cannot provide assurance that we have obtained all required licenses or rights.

Third parties may misappropriate or infringe our intellectual property and we may suffer competitive injury or expend significant resources enforcing our rights.

Our success increasingly depends on our proprietary technology and its ability to differentiate us from our competitors. We rely on various intellectual property rights, including patents, copyrights, database rights, trademarks and trade secrets, as well as contract restrictions, confidentiality provisions and licensing arrangements, to establish and protect our proprietary rights. The extent to which such rights can be protected varies in different jurisdictions and is rapidly evolving with respect to artificial intelligence. If we do not protect and enforce our intellectual property rights successfully, our competitive position may suffer which could harm our operating results. Our pending patent and trademark applications may not be allowed or competitors may challenge the validity or scope of our intellectual property rights. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage.

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

A downgrade in our credit ratings would increase the cost of borrowings under our commercial paper program and $1.5 billion revolving credit facility, and could limit or, in the case of a significant downgrade, preclude our ability to issue commercial paper. If our credit ratings were to decline to lower levels, we could experience increases in the interest cost for any new debt. In addition, the market’s demand for, and thus our ability to readily issue, new debt could become further affected by the economic and credit market environment.

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

•Chief Information Security Officer. Equifax has a CISO who is a member of the SLT and reports directly to our CEO. Our CISO has more than two decades of experience in cybersecurity-related roles, including serving as CISO at other large, multinational companies. Our CISO is responsible for the assessment and management of material risks from cybersecurity threats, including oversight of the global Security team and the implementation and execution of the information security program. Our CISO helps ensure that the program is strategically aligned to Equifax’s business strategy and is responsible for reporting on the effectiveness of the program to the SLT and the Board of Directors.

•Global Security Team. The Equifax global Security team is responsible for supporting the CISO in the execution of the information security program to meet the program’s objectives. The Security team is directly responsible for the day to day program activities such as planning, implementation, monitoring and reporting on operational capabilities.

ITEM 2. PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements. We ordinarily lease office space for conducting our business and are obligated under approximately 57 leases and other rental arrangements for our field locations. We owned 5 office buildings at December 31, 2024, including our executive offices, one campus which houses our Alpharetta, Georgia technology center, a building utilized by our Workforce Solutions operations located in St. Louis, Missouri, as well as two buildings utilized by our Latin America operations.

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

CFPB Matters

In December 2021, we received a Civil Investigative Demand (a “CID”) from the CFPB as part of its investigation into our consumer disputes process at our USIS business unit in order to determine whether we have followed FCRA requirements for the proper handling of consumer disputes. The CID requested the production of documents and answers to written questions. In January 2023, the CFPB informed us that its enforcement division would be investigating our previously-disclosed coding issue identified within a legacy server environment in the U.S. that impacted how some credit scores were calculated during a three-week period in 2022. In January 2025, we entered into a consent order with the CFPB to settle the investigation into our consumer disputes process at our USIS business unit and the investigation into our previously-disclosed coding issue. The consent order resolves these investigations and requires the payment of a civil money penalty of $15 million. As part of the settlement, the Company has agreed to modify certain business practices.

In July 2023, we received a CID from the CFPB as part of its investigation into data accuracy and dispute handling at our Workforce Solutions business unit in order to determine whether we have followed the FCRA's requirements. We received a second CID from the CFPB in March 2024 and a third CID from the CFPB in August 2024 as part of the same investigation. The CIDs request the production of documents and answers to written questions. We are cooperating with the CFPB in its investigation and providing responses and information on an ongoing basis. At this time, we are unable to predict the outcome of this CFPB investigation, including whether the investigation will result in any actions or proceedings against us.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equifax’s common stock is traded on the New York Stock Exchange under the symbol “EFX.” As of January 31, 2025, Equifax had approximately 2,324 holders of record; however, Equifax believes the number of beneficial owners of common stock exceeds this number.

Shareholder Return Performance Graph

The graph below compares Equifax’s five-year cumulative total shareholder return with that of the Standard & Poor’s Composite Stock Index (S&P 500) and a peer group index, the S&P 500 Banks Index (Industry Group). The graph assumes that the value of the investment in our Common Stock and each index was $100 on the last trading day of 2019 and that all quarterly dividends were reinvested without commissions. Our past performance may not be indicative of future performance.

COMPARATIVE FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG EQUIFAX INC., S&P 500 INDEX AND S&P 500 BANKS INDEX (INDUSTRY GROUP)

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
VALUE OF $100 INVESTED AS OF JANUARY 1, 2020

400.00
300.00
200.00
100.00
0.00
DOLLARS
Initial
2020
2021
2022
2023
2024
Equifax Inc.
S&P 500 Index
S&P 500 Banks Index (Industry Group)

	Fiscal Year Ended December 31,
	Initial	2020	2021	2022	2023	2024
Equifax Inc.	100.00	137.62	208.96	138.71	176.48	181.88
S&P 500 Index	100.00	116.26	147.52	118.84	147.64	182.05
S&P 500 Banks Index (Industry Group)	100.00	88.19	115.44	96.11	97.78	117.82

The table below contains information with respect to purchases made by or on behalf of Equifax of its common stock during the fourth quarter ended December 31, 2024:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - October 31, 2024	5,987	$—	—	$520,168,924
November 1 - November 30, 2024	33	$—	—	$520,168,924
December 1 - December 31, 2024	1,766	$—	—	$520,168,924
Total	7,786	$—	—	$520,168,924

(1)    The total number of shares purchased includes, if applicable: (a) shares purchased pursuant to our publicly-announced share repurchase program (the "Repurchase Program"); and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock, totaling 5,987 shares for the month of October 2024, 33 shares for the month of November 2024 and 1,766 shares for the month of December 2024.

(2)    Average price paid per share for shares purchased as part of the Repurchase Program (includes brokerage commissions).

(3)    We purchased no common shares during the twelve months ended December 31, 2024. At December 31, 2024, the amount authorized for future share repurchases under the Repurchase Program was $520.2 million.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance will be included in the section captioned “Equity Compensation Plan Information” in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 6. RESERVED

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 8 of this Form 10-K. This section discusses the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 and the year ended December 31, 2023 compared to the year ended December 31, 2022. All percentages have been calculated using unrounded amounts for each of the periods presented.

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

BUSINESS OVERVIEW

Equifax Inc. is a global data, analytics and technology company. We provide information solutions for businesses, governments and consumers, and we provide human resources business process automation and outsourcing services for employers. We have a large and diversified group of clients, including financial institutions, corporations, government agencies and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, educational history, criminal justice data, healthcare professional licensure and sanctions, demographic and marketing data. We use advanced statistical techniques, machine learning and proprietary software tools to analyze available data to create customized insights, decision-making and process automation solutions and processing services for our clients. We are a leading provider of information and solutions used in payroll-related and human resource management business process services in the U.S., as well as e-commerce fraud and charge back protection services in North America. For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions. Additionally, we also provide information, technology and services to support debt collections and recovery management.

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

Recent Events and Company Outlook

As further described above, we operate in the U.S., which represented 76% of our revenue in 2024, and internationally in 20 countries. Our products and services span a wide variety of vertical markets including financial services, mortgage, talent solutions, federal, state and local governments, automotive, telecommunications, e-commerce and many others.

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

For 2025, our planning assumes that U.S. economic activity, as measured by GDP, is expected to grow at a similar rate as experienced in 2024. We expect U.S. mortgage credit activity in 2025 to be below the levels of activity seen in 2024. The U.S. mortgage market, particularly the mortgage refinance portion of the U.S. mortgage market, can be significantly impacted by U.S. interest rates which impact mortgage rates available to consumers. In the international markets in which we operate, in particular in Australia, the U.K., and Canada, our planning also assumes economic activity, as measured by GDP, to grow in 2025 at similar rates as experienced in 2024.

Segment and Geographic Information

Segments. The Workforce Solutions segment consists of the Verification Services and Employer Services business lines. Verification Services revenue is transaction-based and is derived primarily from employment and income verification, as well as criminal justice data and educational background data. Employer Services revenue is derived from our provision of certain human resources business process outsourcing services that include both transaction and subscription based product offerings. These services include unemployment claims management, I-9 and onboarding services, Affordable Care Act compliance management, tax credits and incentives and other complementary employment-based transaction services. Workforce Solutions revenue is predominantly in the U.S., and they have also established operations in Canada, Australia and the U.K.

The USIS segment consists of three service lines: Online Information Solutions, Mortgage Solutions and Financial Marketing Services. Online Information Solutions and Mortgage Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer and commercial credit reporting and scoring, identity management, fraud detection, modeling services and consumer credit monitoring services. USIS also markets certain decisioning software services which facilitate and automate a variety of consumer and commercial credit-oriented decisions. Online Information Solutions also includes our U.S. consumer credit monitoring solutions business. Financial Marketing Services revenue is principally project and subscription based and is derived from our sales of batch credit and consumer wealth information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

The International segment consists of Latin America, Europe, Asia Pacific and Canada. Canada’s services are similar to our USIS offerings. Asia Pacific, Europe and Latin America are made up of varying mixes of service lines that are generally consistent with those in our USIS reportable segment. We also provide information and technology services to support lenders and other creditors in the collections and recovery management process.

Geographic Information. We currently have operations in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K., Uruguay and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore. Approximately 76% and 77% of our revenue was generated in the U.S. during the twelve months ended December 31, 2024 and 2023, respectively.

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

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the twelve months ended December 31, 2024, 2023 and 2022 were as follows:

	Key Performance Indicators Twelve Months Ended December 31,
	2024	2023	2022
	(In millions, except per share data)
Operating revenue	$5,681.1	$5,265.2	$5,122.2
Operating revenue change	8%	3%	4%
Operating income	$1,042.1	$933.6	$1,056.0
Operating margin	18.3%	17.7%	20.6%
Net income attributable to Equifax	$604.1	$545.3	$696.2
Diluted earnings per share	$4.84	$4.40	$5.65
Cash provided by operating activities	$1,324.5	$1,116.8	$757.1
Capital expenditures*	$(495.9)	$(585.8)	$(617.4)

*Amounts include accruals for capital expenditures.

RESULTS OF OPERATIONS —
TWELVE MONTHS ENDED DECEMBER 31, 2024, 2023 AND 2022

Consolidated Financial Results

Operating Revenue

	Twelve Months Ended December 31,			Change
				2024 vs. 2023		2023 vs. 2022
Operating Revenue	2024	2023	2022	$	%	$	%
	(In millions)
Workforce Solutions	$2,433.8	$2,315.8	$2,325.4	$118.0	5%	$(9.6)	—%
U.S. Information Solutions	1,893.0	1,720.4	1,657.7	172.6	10%	62.7	4%
International	1,354.3	1,229.0	1,139.1	125.3	10%	89.9	8%
Consolidated operating revenue	$5,681.1	$5,265.2	$5,122.2	$415.9	8%	$143.0	3%

Revenue for 2024 increased 8% compared to 2023 due to revenue growth in USIS, International and Workforce Solutions. USIS revenue growth is primarily due to growth in mortgage related online services. International revenue growth is driven by growth in Latin America from the Boa Vista Serviços S.A. ("BVS") acquisition, completed in the third quarter of 2023, as well as local currency growth in Latin America, Europe and Canada. Workforce Solutions revenue growth is primarily due to growth in Verification Services, partially offset by declines in Employer Services. The effect of foreign exchange rates decreased revenue by $105.5 million, or 2%, in 2024 compared to 2023.

Revenue for 2023 increased 3% compared to 2022 due to revenue growth in International and USIS. International revenue growth was driven by growth in Latin America primarily from the BVS acquisition, as well as growth in Canada, Europe and Asia Pacific. USIS revenue growth was primarily due to growth in online revenue, partially offset by declines in Mortgage Solutions. Workforce Solutions revenue declined slightly, as a decline in Verification Services revenue due to the impact of the decline in mortgage activity was principally offset by growth in Employer Services revenue. The effect of foreign exchange rates decreased revenue by $51.2 million, or 1%, in 2023 compared to 2022.

Operating Expenses

	Twelve Months Ended December 31,			Change
				2024 vs. 2023		2023 vs. 2022
Operating Expenses	2024	2023	2022	$	%	$	%
	(In millions)
Consolidated cost of services	$2,518.7	$2,335.1	$2,177.2	$183.6	8%	$157.9	7%
Consolidated selling, general and administrative expenses	1,450.5	1,385.7	1,328.9	64.8	5%	56.8	4%
Consolidated depreciation and amortization expense	669.8	610.8	560.1	59.0	10%	50.7	9%
Consolidated operating expenses	$4,639.0	$4,331.6	$4,066.2	$307.4	7%	$265.4	7%

Cost of Services.  Cost of services increased $183.6 million in 2024 compared to 2023. The increase is primarily due to higher royalty and revenue share costs, costs of purchased data and information, and costs from BVS, which was acquired in the third quarter of 2023. The effect of changes in foreign exchange rates decreased cost of services by $28.1 million.

Cost of services increased $157.9 million in 2023 compared to 2022. The increase is primarily due to higher royalty and revenue share costs, people costs, third party cloud usage fees and software costs, and costs of purchased data and information. The effect of changes in foreign exchange rates decreased cost of services by $16.9 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $64.8 million in 2024 compared to 2023. The increase is primarily due to increased people costs and costs from BVS, which was acquired in the third quarter of 2023, partially offset by a decrease in professional fees. The increased people costs, excluding the impact of costs from BVS, is primarily due to higher incentive plan costs. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $39.2 million.

Selling, general and administrative expenses increased $56.8 million in 2023 compared to 2022. The increase in 2023 is primarily due to an increase in litigation expense, mainly due to a payment to the U.K. FCA for a penalty associated with resolution of the investigation of a material 2017 cybersecurity incident, as well as higher people costs, partially offset by lower discretionary expenses. The increase in people costs is primarily driven by higher incentive plan costs, partially offset by lower temporary labor. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $16.6 million.

Depreciation and Amortization.  Depreciation and amortization expense for 2024 increased $59.0 million. The increase is primarily due to increased amortization of capitalized internal-use software costs resulting from technology transformation capital spending incurred previously, as well as higher amortization of purchased intangible assets related to the BVS acquisition. The impact of changes in foreign currency exchange rates led to a decrease in depreciation and amortization expense of $2.9 million.

Depreciation and amortization expense increased $50.7 million in 2023 compared to 2022. The increase is due to increased amortization of capitalized internal-use software and system costs from technology transformation capital spending incurred previously, as well as higher amortization of purchased intangible assets related to recent acquisitions. The impact of changes in foreign currency exchange rates led to a decrease in depreciation and amortization expense of $1.5 million.

Operating Income and Operating Margin

	Twelve Months Ended December 31,			Change
Operating Income and Operating Margin				2024 vs. 2023			2023 vs. 2022
	2024	2023	2022	$	%		$	%
	(In millions)
Consolidated operating revenue	$5,681.1	$5,265.2	$5,122.2	$415.9	8%		$143.0	3%
Consolidated operating expenses	4,639.0	4,331.6	4,066.2	307.4	7%		265.4	7%
Consolidated operating income	$1,042.1	$933.6	$1,056.0	$108.5	12%		$(122.4)	(12)%
Consolidated operating margin	18.3%	17.7%	20.6%		0.6	pts		(2.9)	pts

Total company operating margin increased by 0.6 percentage points in 2024 versus 2023 and decreased by 2.9 percentage points in 2023 versus 2022. The margin increase in 2024 is due to the aforementioned higher reported revenue, partially offset by increased operating expenses and depreciation and amortization expenses during the period. The margin decrease in 2023 was due to increased operating expenses and amortization expenses during the periods, partially offset by the higher reported revenue during the periods.

Interest Expense and Other (Expense) Income, net

	Twelve Months Ended December 31,			Change
				2024 vs. 2023		2023 vs. 2022
Consolidated Interest and Other (Expense) Income, net	2024	2023	2022	$	%	$	%
	(In millions)
Consolidated interest expense	$(229.1)	$(241.4)	$(183.0)	$12.3	(5)%	$(58.4)	32%
Consolidated other (expense) income, net	(2.5)	25.7	56.7	(28.2)	(110)%	(31.0)	(55)%
Average cost of debt	4.1%	4.2%	3.2%
Total consolidated debt, net, at year end	$5,010.5	$5,711.2	$5,787.3	$(700.7)	(12)%	$(76.1)	(1)%

Interest expense decreased in 2024, when compared to 2023, due to lower overall debt balances and a lower weighted average cost of debt when compared to 2023.

Interest expense increased in 2023, when compared to 2022, due to higher interest rates attributable to debt agreements entered into during 2022 and 2023, as well as higher weighted average debt balances in 2023 when compared to 2022.

The decrease in other (expense) income, net in 2024 is primarily due to the gain on fair market value adjustment of our investment in BVS due to our acquisition of BVS in the third quarter of 2023 that did not recur in the same period of 2024, as well as a gain on the sale of an investment in 2023 that did not recur in 2024. We also incurred higher pension expense in 2024 as compared to 2023. For 2024 and 2023, we recorded losses of $11.6 million and $0.1 million, respectively, on the mark-to-market adjustment of our pension and postretirement benefit plans.

The decrease in other (expense) income, net in 2023 was due to the gains associated with the sale of equity method investments and higher fair market value adjustment of our investment in BVS in 2022 that did not recur in 2023. We also incurred higher pension expense in 2023 as compared to 2022. For 2023 and 2022, we recorded a $0.1 million loss and $1.4 million gain, respectively, on the mark-to-market adjustment of our pension and postretirement benefit plans.

Income Taxes

	Twelve Months Ended December 31,			Change
				2024 vs. 2023		2023 vs. 2022
Provision for Income Taxes	2024	2023	2022	$	%	$	%
	(In millions)
Consolidated provision for income taxes	$(203.2)	$(166.2)	$(229.5)	$(37.0)	22%	$63.3	(28)%
Effective income tax rate	25.1%	23.2%	24.7%

Our effective tax rate was 25.1% for 2024, up from 23.2% for the same period in 2023. Our effective tax rate is higher for the year ended December 31, 2024 compared to 2023 primarily due to a decrease in tax credits and an increase in tax on foreign earnings in 2024 compared to 2023.

Our effective tax rate was 23.2% for 2023, down from 24.7% for the same period in 2022. Our effective tax rate was lower for the year ended December 31, 2023 compared to 2022 due to the write off of a deferred tax liability related to our original investment in BVS, which was no longer necessary given the acquisition of the company in the third quarter of 2023, partially offset by an increase in the foreign rate differential.

Net Income

	Twelve Months Ended December 31,			Change
				2024 vs. 2023		2023 vs. 2022
Net Income	2024	2023	2022	$	%	$	%
	(In millions, except per share amounts)
Consolidated operating income	$1,042.1	$933.6	$1,056.0	$108.5	12%	$(122.4)	(12)%
Consolidated interest and other (expense) income, net	(231.6)	(215.7)	(126.3)	(15.9)	7%	(89.4)	71%
Consolidated provision for income taxes	(203.2)	(166.2)	(229.5)	(37.0)	22%	63.3	(28)%
Consolidated net income	607.3	551.7	700.2	55.6	10%	(148.5)	(21)%
Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(3.2)	(6.4)	(4.0)	3.2	(50)%	(2.4)	60%
Net income attributable to Equifax	$604.1	$545.3	$696.2	$58.8	11%	$(150.9)	(22)%
Diluted earnings per share:
Net income attributable to Equifax	$4.84	$4.40	$5.65	$0.44	10%	$(1.25)	(22)%
Weighted-average shares used in computing diluted earnings per share	124.9	123.9	123.3

Consolidated net income increased $55.6 million in 2024 compared to 2023 due to higher levels of operating income and lower interest expense, partially offset by higher income tax expense and lower levels of other income, net.

Consolidated net income decreased $148.5 million in 2023 compared to 2022 due to lower levels of operating income, higher interest expense, and lower levels of other income, net, partially offset by the decrease in income tax expense.

Segment Financial Results

Workforce Solutions

	Twelve Months Ended December 31,			Change
				2024 vs. 2023			2023 vs. 2022
Workforce Solutions	2024	2023	2022	$	%		$	%
	(In millions)
Operating Revenue:
Verification Services	$2,021.9	$1,846.2	$1,871.0	$175.7	10%		$(24.8)	(1)%
Employer Services	411.9	469.6	454.4	(57.7)	(12)%		15.2	3%
Total operating revenue	$2,433.8	$2,315.8	$2,325.4	$118.0	5%		$(9.6)	—%
% of consolidated revenue	43%	44%	45%
Total operating income	$1,053.3	$969.3	$1,006.0	$84.0	9%		$(36.7)	(4)%
Operating margin	43.3%	41.9%	43.3%		1.4	pts		(1.4) pts

Workforce Solutions revenue increased 5% in 2024 compared to 2023, which was due to an increase in non-mortgage verticals within Verification Services, partially offset by declines in Employer Services and Verification Services mortgage revenue.

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

Verification Services.  Revenue increased 10% in 2024 compared to 2023. The increase in revenue is primarily due to growth in the government and talent solutions verticals, partially offset by declines in the mortgage vertical.

Revenue decreased 1% in 2023 compared to 2022. The decrease in revenue was due to declines in the mortgage vertical, partially offset by an increase in the government and talent solutions verticals.

Employer Services.  Revenue decreased 12% in 2024, compared to 2023 primarily due to lower Employee Retention Credit ("ERC") revenue and declines in I-9 and onboarding services. The ERC revenue decrease is driven by the wind down of this U.S. Federal government program, accelerated by the IRS pausing new ERC claims processing during the third quarter of 2023.

Revenue increased 3% in 2023 compared to 2022 due to revenue from recently acquired companies and I-9 and onboarding services, partially offset by lower tax credit revenue and a decrease in unemployment claims revenue.

Workforce Solutions Operating Margin.  Operating margin increased to 43.3% in 2024 compared to 41.9% in 2023 due to the aforementioned increase in revenue. Operating margin decreased to 41.9% in 2023 compared to 43.3% in 2022 due to an increase in operating expenses. The increased operating expenses were a result of increased royalty costs, costs of purchased data or information, and amortization of capitalized internal-use software and system costs from technology transformation capital spending, partially offset by a decrease in people costs and discretionary expenses.

U.S. Information Solutions

	Twelve Months Ended December 31,			Change
U.S. Information Solutions				2024 vs. 2023			2023 vs. 2022
	2024	2023	2022	$		%	$		%
	(In millions)
Operating revenue:
Online Information Solutions	$1,501.2	$1,375.2	$1,295.4	$126.0		9%	$79.8		6%
Mortgage Solutions	149.4	113.7	138.3	35.7		31%	(24.6)		(18)%
Financial Marketing Services	242.4	231.5	224.0	10.9		5%	7.5		3%
Total operating revenue	$1,893.0	$1,720.4	$1,657.7	$172.6		10%	$62.7		4%
% of consolidated revenue	33%	33%	33%
Total operating income	$404.4	$365.0	$402.1	$39.4		11%	$(37.1)		(9)%
Operating margin	21.4%	21.2%	24.3%		0.2	pts		(3.1)	pts

U.S. Information Solutions revenue increased 10% in 2024 compared to 2023 due to growth in Online Information Solutions due to an increase in mortgage related and consumer solutions online services, as well as growth in Mortgage Solutions and Financial Marketing Services. Growth in mortgage related online services and Mortgage Solutions is due to both product pricing, as well as new products.

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

Online Information Solutions.  Revenue for 2024 increased 9% compared to 2023, driven by higher mortgage related online services due to product pricing and new products, as well as continued growth of consumer solutions revenue.

Revenue for 2023 increased 6% compared to 2022, driven by continued growth in online non-mortgage services, revenue from acquisitions, consumer services and commercial risk.

Mortgage Solutions.  Revenue increased 31% in 2024 compared to 2023 due to both product pricing and new products.

Revenue decreased 18% in 2023 compared to 2022 due to significantly lower mortgage credit inquiry volumes in 2023 compared to the prior year.

Financial Marketing Services.  Revenue increased 5% in 2024 compared to 2023 driven by growth in credit marketing services.

Revenue increased 3% in 2023 compared to 2022 driven by growth in both credit marketing services as well as risk and data services.

U.S. Information Solutions Operating Margin.  USIS operating margin increased to 21.4% in 2024 compared to 21.2% in 2023 due to the aforementioned increase in revenue. USIS operating margin decreased to 21.2% in 2023 compared to 24.3% in 2022 due to an increase in operating expenses, partially offset by the increase in revenue. The increase in operating expenses was due to increased incentive and salary expenses, royalty expenses, third party cloud usage fees, software costs and amortization expenses.

International

	Twelve Months Ended December 31,			Change
				2024 vs. 2023			2023 vs. 2022
International	2024	2023	2022	$		%	$		%
	(In millions)
Operating revenue:
Latin America	$384.9	$290.9	$206.8	$94.0		32%	$84.1		41%
Europe	369.2	333.2	327.8	36.0		11%	5.4		2%
Asia Pacific	335.4	345.3	348.4	(9.9)		(3)%	(3.1)		(1)%
Canada	264.8	259.6	256.1	5.2		2%	3.5		1%
Total operating revenue	$1,354.3	$1,229.0	$1,139.1	$125.3		10%	$89.9		8%
% of consolidated revenue	24%	23%	22%
Total operating income	$181.2	$167.8	$147.0	$13.4		8%	$20.8		14%
Operating margin	13.4%	13.7%	12.9%		(0.3)	pts		0.8	pts

International revenue increased 10% in 2024 as compared to 2023. Local currency revenue increased 19% in 2024, driven by growth in Latin America from the BVS acquisition, completed in the third quarter of 2023, as well as local currency growth in Latin America, Europe and Canada. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $105.5 million, or 9%.

International revenue increased 8% in 2023 as compared to 2022. Local currency revenue increased 12% in 2023, driven by revenue growth in Latin America from the BVS acquisition and growth in Argentina, as well as growth in our credit reporting business across all geographies. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $51.2 million, or 4%.

Latin America. Local currency revenue increased 69% in 2024 as compared to 2023. The increase is primarily due to revenue from the BVS acquisition, which occurred in the third quarter of 2023, as well as local currency growth in Argentina. Revenue from the BVS acquisition was $159.3 million in 2024, compared to $64.8 million in 2023. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $107.1 million, or 37%, in 2024, primarily from Argentina. Reported revenue increased 32% in 2024 as compared to 2023.

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

Europe.  Local currency revenue increased 8% in 2024 as compared to 2023, primarily due to growth in the debt services and credit reporting businesses. Local currency fluctuations against the U.S. dollar positively impacted revenue by $8.0 million, or 3%, for 2024. Reported revenue increased 11% in 2024 as compared to 2023.

Local currency revenue was flat in 2023 as compared to 2022, driven by growth in credit reporting businesses in Europe, offset by lower debt placements within our debt services business. Local currency fluctuations against the U.S. dollar positively impacted revenue by $4.2 million, or 2%, for 2023. Reported revenue increased 2% in 2023 as compared to 2022.

Asia Pacific. Local currency revenue decreased 2% in 2024 as compared to 2023, primarily driven by Australia due to declines in the commercial and direct to consumer businesses in the first half of the year. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.4 million, or 1%. Reported revenue decreased 3% in 2024 as compared to 2023.

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

Canada.  Local currency revenue increased 4% in 2024 as compared to 2023. Revenue growth in 2024 is driven by growth in the direct to consumer and commercial businesses. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $4.0 million, or 2%, in 2024. Reported revenue increased 2% in 2024 as compared to 2023.

Local currency revenue increased 4% in 2023 as compared to 2022. Revenue in 2023 reflected increases in the consumer credit reporting business, as well as commercial and identity and fraud revenue. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $7.8 million, or 3%, in 2023. Reported revenue increased 1% in 2023 as compared to 2022.

International Operating Margin.  Operating margin was 13.4% in 2024 compared to 13.7% in 2023. The decrease in margin is mainly due to higher amortization costs, principally due to higher amortization of purchased intangible assets related to the BVS acquisition and amortization of capitalized internal-use software and system costs from technology transformation capital spending incurred previously. Operating margin was 13.7% in 2023 and 12.9% in 2022. The increase in margin was mainly due to increased revenue, partially offset by increased salary and incentive costs, increased costs of purchased data or information, higher cloud production costs, increased depreciation expense related to technology transformation project spending and higher amortization of purchased intangible assets related to recent acquisitions.

General Corporate Expense

	Twelve Months Ended December 31,			Change
				2024 vs. 2023		2023 vs. 2022
General Corporate Expense	2024	2023	2022	$	%	$	%
	(In millions)
General corporate expense	$596.8	$568.5	$499.1	$28.3	5%	$69.4	14%

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

General corporate expense increased $28.3 million in 2024. The increase in 2024 as compared to 2023 is primarily due to an increase in people costs, which is primarily due to higher incentive plan costs, and an accrual for a settlement associated with the resolution of a matter with the CFPB.

General corporate expense increased $69.4 million in 2023 as compared to 2022. The increase in 2023 as compared to 2022 was due to payment of a penalty associated with resolution of the investigation of a material 2017 cybersecurity incident by the U.K. FCA, as well as increased people costs, primarily incentive plans and restructuring charges.

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

Funds generated by operating activities, our $1.5 billion five-year unsecured revolving credit facility (the "Revolver") and related commercial paper (“CP”) program, more fully described below, are our most significant sources of liquidity. At December 31, 2024, we had $169.9 million in cash and cash equivalents, as well as $1,212.1 million available to borrow under our Revolver.

Sources and Uses of Cash

We believe that our existing cash balance, liquidity available from our CP and Revolver, cash generated from ongoing operations and continued access to public or private debt markets will be sufficient to satisfy cash requirements over the next 12 months and beyond. While there was no significant changes in our cash requirements as of December 31, 2024 compared to December 31, 2023, we have utilized existing CP capacity, together with cash from operating activities, to meet our current obligations. As further described in our Financing Activities section below, during 2024 we issued $650.0 million of 4.8% Senior Notes, and we used the proceeds for general corporate purposes, including the repayment of borrowings under our then-outstanding delayed draw term loan prior to the August 2026 maturity.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of December 31, 2024, we held $166.0 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the twelve months ended December 31, 2024, 2023 and 2022:

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In millions)
Operating activities	$1,324.5	$1,116.8	$757.1	$207.7	$359.7
Investing activities	$(511.5)	$(878.2)	$(959.5)	$366.7	$81.3
Financing activities	$(846.4)	$(306.2)	$273.7	$(540.2)	$(579.9)

Operating Activities

Cash provided by operating activities for 2024 increased $207.7 million compared to 2023 primarily due to changes in our working capital position and increased net income.

Cash provided by operating activities for 2023 increased $359.7 million compared to 2022 due primarily to the $345.0 million consumer class action settlement payment that was made in January 2022 related to the U.S. Consumer MDL Litigation settlement that became effective on January 11, 2022 that did not recur in 2023.

Investing Activities

Capital Expenditures

	Twelve Months Ended December 31,			Change
Net cash used in:	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In millions)
Capital expenditures*	$(511.5)	$(601.3)	$(624.5)	$89.8	$23.2
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

Capital expenditures decreased in 2024 and 2023 from 2023 and 2022, respectively, due to lower capitalized software costs and lower spending on technology infrastructure as compared to the prior year periods as we near completion of our technology transformation.

Acquisitions, Divestitures and Investments

	Twelve Months Ended December 31,			Change
Net cash (used in) provided by:	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In millions)
Acquisitions, net of cash acquired	$—	$(283.8)	$(433.8)	$283.8	$150.0
Cash received from divestitures	$—	$6.9	$98.8	$(6.9)	$(91.9)

2024 Acquisitions and Investments. During 2024, we did not complete any acquisitions.

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

For additional information about our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Financing Activities

Borrowings and Credit Facility Availability

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In millions)
Net short-term borrowings (payments)	$91.2	$(371.2)	$242.2	$462.4	$(613.4)
Payments on long-term debt	$(1,445.6)	$(579.3)	$(500.0)	$(866.3)	$(79.3)
Proceeds from issuance of long-term debt	$649.8	$872.9	$749.3	$(223.1)	$123.6

Borrowing and Repayment Activity.  We primarily borrow under our CP program and Revolver as needed and as availability allows.

Net short-term borrowings (payments) primarily represent repayments or borrowings of outstanding amounts under our CP program.

The increase in net short-term borrowings in 2024 is due to lower repayments on our CP notes, partially offset by lower borrowings on our CP notes during the year as compared to 2023. The decrease in net short-term borrowings in 2023 is due to higher repayments on short-term borrowings on our CP notes during the year as compared to 2022.

Proceeds from issuance of long-term debt in 2024 represent the issuance of $650.0 million of 4.8% Senior Notes in the third quarter of 2024. Proceeds from issuance of long-term debt in 2023 represent $175.0 million of borrowings on our Revolver during the first quarter of 2023 and the issuance of $700.0 million of 5.1% Senior Notes in the second quarter of 2023. Proceeds from issuance of long-term debt in 2022 represent the issuance of $750.0 million of 5.1% Senior Notes in the third quarter of 2022.

In August 2024, we issued $650.0 million in aggregate principal amount of 4.8% five-year Senior Notes due 2029 (the "2029 Notes") in an underwritten public offering. Interest on the 2029 Notes accrues at a rate of 4.8% per year and is payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds of the sale of the 2029 Notes were ultimately used for general corporate purposes, including the repayment of borrowings under our then-outstanding delayed draw term loan (the "Term Loan") prior to the August 2026 maturity. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2029 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

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

Payments on long-term debt in 2024 represent repayment of our $750.0 million 2.60% Senior Notes during the fourth quarter of 2024 with cash on hand and commercial paper borrowings and $695.6 million of payments on our then-outstanding Term Loan during the third quarter of 2024. Payments on long-term debt in 2023 represent $175.0 million of repayments on our Revolver and repayment of our $400.0 million 3.95% Senior Notes during the second quarter of 2023. Payments on long-term debt in 2022 reflect the October 2022 repayment of the $500.0 million Senior Notes due December 2022 with the proceeds from the $750.0 million 5.1% Senior Notes issued in September 2022 and commercial paper borrowings.

Credit Facility Availability. We have access to a $1.5 billion five-year unsecured revolving credit facility (the Revolver), which matures in August 2027. Borrowings under the Revolver may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. In May 2024, we exercised our first option to extend the maturity date by one year, from August 2026 to August 2027, and amended the Revolver agreement to replace a discontinued reference rate for Canadian Dollar-denominated commitments. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver.

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

As of December 31, 2024, there were $1.4 million of letters of credit outstanding, no outstanding borrowings under the Revolver, and $286.5 million of outstanding CP notes. Availability under the Revolver was $1,212.1 million at December 31, 2024.

At December 31, 2024, approximately 94% of our debt was fixed-rate debt and 6% was variable-rate debt. Our variable-rate debt consists of outstanding amounts under our CP program. The interest rates reset periodically, depending on the terms of the respective financing agreements. At December 31, 2024, the interest rate on our variable-rate debt ranged from 4.55% to 4.81%.

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
As of December 31, 2024, we were in compliance with all of our debt covenants.
We do not have any credit rating triggers that would accelerate the maturity of a material amount of the outstanding debt; however, our 2.6% senior notes due 2025, 3.25% senior notes due 2026, 5.1% senior notes due 2027, 5.1% senior notes due 2028, 4.8% senior notes due 2029, 3.1% senior notes due 2030, 2.35% senior notes due 2031 and 7.0% senior notes due 2037 (collectively, the “Senior Notes”) contain change in control provisions. If the Company experiences a change of control or publicly announces an intention to effect a change of control and the rating on the Senior Notes is lowered by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) below an investment grade rating within 60 days of such change of control or notice thereof, then the Company will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.
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
A downgrade in our credit rating would increase the cost of borrowings under our CP program and our Revolver, and could limit, or in the case of a significant downgrade, preclude our ability to issue CP. If our credit ratings were to decline to lower levels, we could experience increases in the interest cost for any new debt. In addition, the market’s demand for, and thus our ability to readily issue, new debt could become further affected by the economic and credit market environment. These ratings are subject to change as events and circumstances change.
 For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Equity Transactions

	Twelve Months Ended December 31,			Change
Net cash (used in) provided by:	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In millions)
Dividends paid to Equifax shareholders	$(193.2)	$(191.8)	$(191.1)	$(1.4)	$(0.7)
Distributions paid to noncontrolling interests	$(4.6)	$(45.6)	$(3.1)	$41.0	$(42.5)
Proceeds from exercise of stock options and employee stock purchase plan	$78.2	$32.3	$16.9	$45.9	$15.4

Sources and uses of cash related to equity during the twelve months ended December 31, 2024, 2023 and 2022 were as follows:

•We did not repurchase any shares on the open market in 2024, 2023 or 2022. As of December 31, 2024, under the existing board authorization, the Company is approved for additional stock repurchases of $520.2 million.

•During the twelve months ended December 31, 2024, 2023 and 2022, we paid cash dividends to Equifax shareholders of $193.2 million, $191.8 million and $191.1 million, respectively, at $1.56 per share for 2024, 2023 and 2022.

•During the twelve months ended December 31, 2024, we paid dividends to noncontrolling interests of $4.6 million. During the twelve months ended December 31, 2023, we paid distributions to noncontrolling interests of $45.6 million. During the twelve months ended December 31, 2022, we paid dividends to noncontrolling interests of $3.1 million.

•We received cash of $78.2 million, $32.3 million, and $16.9 million during the first twelve months ended December 31, 2024, 2023 and 2022, respectively, from the exercise of stock options and purchases under the employee stock purchase plan.

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

Contractual Obligations, Commercial Commitments and Other Contingencies

The company's material cash requirements include the following contractual and other obligations. Our plan is to use existing cash balances and funds generated by operating activities to fund our obligations and commitments. If our cash requirements exceed our existing cash balances and funds generated by operations, we will finance future cash requirements with existing borrowing capacity, as necessary. In the event that additional financing is needed, we would finance using the public and private corporate bond markets or syndicated loan markets, if available. The following sections provide details of material cash requirements from known contractual and other obligations as of December 31, 2024.

Debt
As of December 31, 2024, we had outstanding variable and fixed rate debt with varying maturities for an aggregate principal amount of $5.0 billion, with $687.7 million payable within the next twelve months, as detailed further in Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this report. Future interest payments associated with the outstanding variable and fixed rate notes totals $964.6 million, with $209.0 million payable within the next twelve months.

We also issue unsecured promissory notes through our Revolver and CP program, with the Revolver set to expire in August 2027. As of December 31, 2024, we had no amount outstanding under our Revolver and $286.5 million outstanding under our CP program.

Data Processing, Outsourcing Agreements and Other Purchase Obligations

We utilize several outsourcing partners for services that we outsource associated with our network and security infrastructure, computer data processing operations, applications development, business continuity and recovery services, help desk service and desktop support functions, operation of our voice and data networks, maintenance and related functions and to provide certain other administrative and operational services. These agreements expire between 2025 and 2030. As of December 31, 2024 the estimated aggregate minimum contractual obligation remaining under these agreements is approximately $1.4 billion, with $520.9 million payable within the next twelve months.

Pension, Post-Retirement and Deferred Compensation Obligations

As detailed further in Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this report, we have several pension, post-retirement benefit and deferred compensation plans. Our U.S. Retirement Plan is frozen and is supported by plan assets to fund future payments. We have three supplemental retirement plans for certain key employees which are unfunded. As of December 31, 2024, the total gross obligation for the pension and post-retirement plans was $451.5 million, with $42.0 million of benefits expected to be paid within the next twelve months.

We maintain deferred compensation plans for certain management employees and the Board of Directors to defer the receipt of compensation until a later date based on the terms of the plan. As of December 31, 2024, the total obligation for the deferred compensation plans was $53.0 million, with $8.8 million expected to be paid within the next twelve months. These obligations exclude those under our deferred stock compensation plans.

Payments to Resolve Certain Legal Proceedings and Investigations

The Company has made payments to resolve certain legal proceedings and investigations related to the 2017 cybersecurity incident, described more fully in “Item 3. Legal Proceedings” in this Form 10-K. Through 2024, the Company has made payments of $802.2 million for legal settlements related to a material cybersecurity incident in 2017. On January 11, 2022, the Consumer Settlement became effective, and on January 24, 2022, we deposited the $345.0 million remaining to be paid to the Consumer Restitution Fund. The U.K.’s Financial Conduct Authority (“FCA”) opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017 in connection with the 2017 cybersecurity incident. We received a notice with the FCA's findings on October 13, 2023, and paid a penalty of $13.5 million to resolve the matter.

Leases

As detailed further in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this report, our lease arrangements principally involve office space. As of December 31, 2024, our total fixed lease payment obligations were $157.0 million, with $36.6 million payable within the next twelve months.

Other Planned Uses of Capital

We will continue to invest in sales, marketing, new product development, security and our technology, as well as continue to make strategic acquisitions that align with our business strategy. Additions to property and equipment will continue in order to support growth in new product development and the completion of our technology transformation, although we expect spending related to capital expenditures for the next twelve months to be down from current levels.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing activities.

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance and surety bonds and standby letters of credit was not material at December 31, 2024, and generally have a remaining maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2024.

Benefit Plans

We sponsor a qualified defined benefit retirement plan, the U.S. Retirement Income Plan (“USRIP”), that covers approximately 5% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was closed to new participation at December 31, 2008. This plan also covers retirees as well as certain terminated but vested individuals not yet in retirement status.

During the twelve months ended December 31, 2024 and 2023, we made no voluntary contributions to the USRIP. At December 31, 2024, the USRIP met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, our CP program and our Revolver.

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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of December 31, 2024, the contract asset balance was $18.9 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. Deferred revenue is recognized when we have an obligation to transfer goods or services to a customer and have already received consideration from the customer. We generally expect to recognize our deferred revenue as revenue within twelve months of being recorded based on the terms of the contracts.

Goodwill

Goodwill is tested for impairment annually (as of December 1) and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit. We have six reporting units, comprised of Workforce Solutions, USIS, Asia Pacific, Latin America, Europe and Canada.

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

The goodwill balance at December 31, 2024, for our six reporting units was as follows:

December 31, 2024
(In millions)
Workforce Solutions	$2,519.8
USIS	2,006.2
Asia Pacific	1,260.5
Latin America	494.9
Europe	175.3
Canada	91.1
Total goodwill	$6,547.8

Valuation Techniques

We performed a quantitative assessment for our Asia Pacific reporting unit to determine whether impairment exists from the most recent valuation date due to the size of the cushion. In determining the fair value of the reporting unit, we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately. We engaged a third party specialist to assist in developing these estimates and valuation approaches.

Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for the reporting unit, discount rates, foreign currency exchange rates and estimates of capital expenditures. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of earnings before income taxes, depreciation and amortization, for benchmark companies or guideline transactions. We believe the benchmark companies used for our Asia Pacific reporting unit serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks, participate in similar markets, provide similar services for their customers and compete with us directly. The companies we use as benchmarks are principally outlined in our discussion of Competition in Item 1 of this Form 10-K and have not significantly changed since our last annual impairment test. Valuation multiples were selected based on a financial benchmarking analysis that compared the reporting unit’s operating result with the comparable companies’ information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

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

The estimated fair value of the Asia Pacific reporting unit is derived from the valuation techniques described above incorporating the related projections and assumptions. Impairment occurs when the estimated fair value of the reporting unit is below the carrying value. The estimated fair value for all of our Asia Pacific reporting unit exceeded its related carrying value as of December 1, 2024. As a result, no goodwill impairment was recorded.

Growth Assumptions

The assumptions for our future cash flows begin with our historical operating performance, the details of which are described in our Management’s Discussion & Analysis of operating performance. Additionally, we consider the impact that known economic, industry and market trends, including the impact of rising interest rates and inflation, will have on our future forecasts, as well as the impact that we expect from planned business initiatives including new product initiatives, client service and retention standards, and cost management programs. At the end of the forecast period, the long-term growth rate we used to determine the terminal value of our Asia Pacific reporting unit was between 3.0% and 5.0% based on management’s assessment of the minimum expected terminal growth rate of the reporting unit, as well as broader economic considerations such as GDP, inflation and the maturity of the markets we serve.

We projected revenue growth in 2025 for our Asia Pacific reporting unit in completing our 2024 impairment testing based on planned business initiatives and prevailing trends exhibited by this reporting unit. The anticipated revenue growth in this reporting unit, however, is partially offset by assumed increases in expenses and capital expenditures for the reporting unit, which reflects the additional level of investment needed in order to achieve the planned revenue growth and completion of our technology transformation initiatives.

Discount Rate Assumptions

We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows for the reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the reporting unit’s tax rate. For the 2024 annual goodwill impairment evaluation, the discount rate used to develop the estimated fair value of the Asia Pacific reporting unit was consistent with the discount rate used in 2023 and ranged between 10.0% and 11.5%.

Estimated Fair Value and Sensitivities

The estimated fair value of the Asia Pacific reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Due to the lower cushion when compared to other reporting units, Asia Pacific is more sensitive to changes in the assumptions noted above that could result in a fair value that is less than its carrying value. The excess of fair value over carrying value for the Asia Pacific reporting unit was greater than 10% as of December 1, 2024.

Given the relatively smaller excess of fair value over carrying value for the Asia Pacific reporting unit, we believe that it is at risk of a possible future goodwill impairment. The future impact of changes in economic conditions, including rising interest rates and inflation, remains uncertain. Avoidance of a future impairment will be dependent on continued growth during current economic conditions and our ability to execute on initiatives to grow revenue and operating margin and manage expenses prudently. We will continue to monitor the performance of this reporting unit to ensure no interim indications of possible impairment have occurred before our next annual goodwill impairment assessment in December 2025.

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

We also use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We review our uncertain tax positions and adjust our unrecognized tax benefits in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our unrecognized tax benefits may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash. At December 31, 2024, $42.9 million was recorded for uncertain tax benefits, including interest and penalties, of which it is reasonably possible that up to $15.8 million of our unrecognized tax benefit may change within the next twelve months.

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

For the year ended December 31, 2024, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2024 would have increased our revenue by $134.4 million and our pre-tax operating profit by $13.3 million. For the year ended December 31, 2023, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2023 would have increased our revenue by $116.0 million and our pre-tax operating profit by $9.9 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2024 and 2023.

On average across our mix of international businesses, foreign currencies at December 31, 2024 were weaker against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2023. As a result, if foreign exchange rates were unchanged throughout 2024, foreign exchange translation would increase growth as reported in U.S. dollars. As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2025, and rates could go either higher or lower.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate commercial paper and Revolver borrowings. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and variable-rate debt and the average life and scheduled maturities of our debt. At December 31, 2024, our weighted average cost of debt was 4.1% and weighted-average life of debt was 4.36 years. At December 31, 2024, 94% of our debt was fixed-rate and the remaining 6% was variable-rate. Occasionally, we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2024 interest expense by $2.9 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	55
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	56
Consolidated Statements of Income for each of the three years in the period ended December 31, 2024	58
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2024	59
Consolidated Balance Sheets at December 31, 2024 and 2023	60
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2024	61
Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Loss for each of the three years in the period ended December 31, 2024	62
Notes to Consolidated Financial Statements	64

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Equifax Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Equifax Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equifax Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), cash flows and shareholders’ equity and accumulated other comprehensive loss for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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
February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Equifax Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Equifax Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), cash flows and shareholders’ equity and accumulated other comprehensive loss for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Goodwill impairment test for the Asia Pacific reporting unit
Description of the Matter
At December 31, 2024, the Company’s goodwill was $6.5 billion and the goodwill attributed to the Asia Pacific reporting unit was $1.3 billion. As discussed in Note 4 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. The Company determined that a quantitative impairment test was required for the Asia Pacific reporting unit. Therefore, the Company determined the fair value of this reporting unit as of the annual goodwill impairment testing date.

In relation to the limited excess fair value of the Asia Pacific reporting unit over the carrying value of the net assets of the reporting unit, auditing management’s annual goodwill impairment test for the Asia Pacific reporting unit required judgement due to the estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as the revenue growth rate, projected EBITDA margins, long-term growth rate, and weighted average cost of capital, which are affected by expectations about future market or economic conditions and the economic performance of the Asia Pacific reporting unit.

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

Atlanta, Georgia
February 20, 2025

CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended December 31,
(In millions, except per share amounts)	2024	2023	2022
Operating revenue	$5,681.1	$5,265.2	$5,122.2
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	2,518.7	2,335.1	2,177.2
Selling, general and administrative expenses	1,450.5	1,385.7	1,328.9
Depreciation and amortization	669.8	610.8	560.1
Total operating expenses	4,639.0	4,331.6	4,066.2
Operating income	1,042.1	933.6	1,056.0
Interest expense	(229.1)	(241.4)	(183.0)
Other (expense) income, net	(2.5)	25.7	56.7
Consolidated income before income taxes	810.5	717.9	929.7
Provision for income taxes	(203.2)	(166.2)	(229.5)
Consolidated net income	607.3	551.7	700.2
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(3.2)	(6.4)	(4.0)
Net income attributable to Equifax	$604.1	$545.3	$696.2
Basic earnings per common share:
Net income attributable to Equifax	$4.88	$4.44	$5.69
Weighted-average shares used in computing basic earnings per share	123.8	122.9	122.4
Diluted earnings per common share:
Net income attributable to Equifax	$4.84	$4.40	$5.65
Weighted-average shares used in computing diluted earnings per share	124.9	123.9	123.3
Dividends per common share	$1.56	$1.56	$1.56

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended December 31,
	2024			2023			2022
	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total
	(In millions)
Net income	$604.1	$3.2	$607.3	$545.3	$6.4	$551.7	$696.2	$4.0	$700.2
Other comprehensive (loss) income:
Foreign currency translation adjustment	(291.7)	(29.3)	(321.0)	42.6	(0.5)	42.1	(176.8)	(0.8)	(177.6)
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	0.1	—	0.1	(0.2)	—	(0.2)	(1.5)	—	(1.5)
Change in cumulative gain from cash flow hedging transactions, net	0.1	—	0.1	0.1	—	0.1	—	—	—
Other comprehensive (loss) income	(291.5)	(29.3)	(320.8)	42.5	(0.5)	42.0	(178.3)	(0.8)	(179.1)
Comprehensive income (loss)	$312.6	$(26.1)	$286.5	$587.8	$5.9	$593.7	$517.9	$3.2	$521.1

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except par values)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$169.9	$216.8
Trade accounts receivable, net of allowance for doubtful accounts of $16.9 and $16.7 at December 31, 2024 and 2023, respectively	957.6	908.2
Prepaid expenses	134.9	142.5
Other current assets	98.2	88.8
Total current assets	1,360.6	1,356.3
Property and equipment:
Capitalized internal-use software and system costs	2,817.5	2,541.0
Data processing equipment and furniture	229.6	247.9
Land, buildings and improvements	285.0	272.9
Total property and equipment	3,332.1	3,061.8
Less accumulated depreciation and amortization	(1,440.2)	(1,227.8)
Total property and equipment, net	1,891.9	1,834.0

Goodwill	6,547.8	6,829.9
Indefinite-lived intangible assets	94.7	94.8
Purchased intangible assets, net	1,521.0	1,858.8
Other assets, net	343.4	306.2
Total assets	$11,759.4	$12,280.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$687.7	$963.4
Accounts payable	138.2	197.6
Accrued expenses	251.1	245.1
Accrued salaries and bonuses	215.8	168.7
Deferred revenue	115.5	109.5
Other current liabilities	403.2	334.7
Total current liabilities	1,811.5	2,019.0
Long-term debt	4,322.8	4,747.8
Deferred income tax liabilities, net	351.6	474.9
Long-term pension and other postretirement benefit liabilities	106.7	100.1
Other long-term liabilities	247.2	250.7
Total liabilities	6,839.8	7,592.5
Commitments and Contingencies (see Note 6)
Redeemable noncontrolling interests	105.2	135.1
Equifax shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at December 31, 2024 and 2023; Outstanding shares - 124.0 and 123.3 at December 31, 2024 and 2023, respectively	236.6	236.6
Paid-in capital	1,915.2	1,761.3
Retained earnings	6,018.6	5,608.6
Accumulated other comprehensive loss	(722.7)	(431.2)
Treasury stock, at cost, 64.7 shares and 65.4 shares at December 31, 2024 and 2023, respectively	(2,644.9)	(2,635.3)
Stock held by employee benefits trusts, at cost, 0.6 shares at December 31, 2024 and 2023	(5.9)	(5.9)
Total Equifax shareholders’ equity	4,796.9	4,534.1
Noncontrolling interests	17.5	18.3
Total shareholders’ equity	4,814.4	4,552.4
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$11,759.4	$12,280.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022
Operating activities:
Consolidated net income	$607.3	$551.7	$700.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	680.6	619.8	568.6
Stock-based compensation expense	81.6	71.8	62.6
Deferred income taxes	(66.9)	(70.2)	88.1
Gain on fair market value adjustment and gain on sale of equity investments	—	(13.8)	(36.8)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(66.3)	(23.3)	(138.6)
Other assets, current and long-term	(29.5)	(13.0)	(22.4)
Current and long-term liabilities, excluding debt	117.7	(6.2)	(464.6)
Cash provided by operating activities	1,324.5	1,116.8	757.1
Investing activities:
Capital expenditures	(511.5)	(601.3)	(624.5)
Acquisitions, net of cash acquired	—	(283.8)	(433.8)
Cash received from divestitures	—	6.9	98.8
Cash used in investing activities	(511.5)	(878.2)	(959.5)
Financing activities:
Net short-term borrowings (payments)	91.2	(371.2)	242.2
Payments on long-term debt	(1,445.6)	(579.3)	(500.0)
Proceeds from issuance of long-term debt	649.8	872.9	749.3
Dividends paid to Equifax shareholders	(193.2)	(191.8)	(191.1)
Distributions paid to noncontrolling interests	(4.6)	(45.6)	(3.1)
Proceeds from exercise of stock options and employee stock purchase plan	78.2	32.3	16.9
Payment of taxes related to settlement of equity awards	(16.8)	(17.3)	(33.9)
Purchase of redeemable noncontrolling interests	—	—	(0.4)
Debt issuance costs	(5.4)	(6.2)	(6.2)
Cash (used in) provided by financing activities	(846.4)	(306.2)	273.7
Effect of foreign currency exchange rates on cash and cash equivalents	(13.5)	(0.8)	(10.8)
(Decrease) increase in cash and cash equivalents	(46.9)	(68.4)	60.5
Cash and cash equivalents, beginning of period	216.8	285.2	224.7
Cash and cash equivalents, end of period	$169.9	$216.8	$285.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

	Equifax Shareholders
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Stock Held By Employee Benefits Trusts	Noncontrolling Interests	Total Shareholders’ Equity
	Shares Outstanding	Amount
	(In millions, except per share values)
Balance, December 31, 2021	122.1	$236.6	$1,536.7	$4,751.6	$(295.4)	$(2,639.2)	$(5.9)	$16.8	$3,601.2

Net income	—	—	—	696.2	—	—	—	4.0	700.2
Other comprehensive loss	—	—	—	—	(178.3)	—	—	(0.8)	(179.1)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.4	—	(5.5)	—	—	(11.5)	—	—	(17.0)
Cash dividends ($1.56 per share)	—	—	—	(191.8)	—	—	—	—	(191.8)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation expense	—	—	62.6	—	—	—	—	—	62.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(3.1)	(3.1)
Purchases of noncontrolling and redeemable noncontrolling interests	—	—	(0.3)	—	—	—	—	(0.1)	(0.4)
Balance, December 31, 2022	122.5	236.6	1,594.2	5,256.0	(473.7)	(2,650.7)	(5.9)	16.8	3,973.3

Net income	—	—	—	545.3	—	—	—	4.9	550.2
Other comprehensive income (loss)	—	—	—	—	42.5	—	—	(0.5)	42.0
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	19.1	—	—	(3.9)	—	—	15.2
Cash dividends ($1.56 per share)	—	—	—	(192.7)	—	—	—	—	(192.7)
Dividends paid to employee benefits trusts	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation expense	—	—	71.8	—	—	—	—	—	71.8
Shares issued in acquisition of Boa Vista Serviços	0.5	—	75.3	—	—	19.3	—	—	94.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.8)	(2.8)
Other	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, December 31, 2023	123.3	236.6	1,761.3	5,608.6	(431.2)	(2,635.3)	(5.9)	18.3	4,552.4

Net income	—	—	—	604.1	—	—	—	4.7	608.8
Other comprehensive loss	—	—	—	—	(291.5)	—	—	(0.9)	(292.4)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.7	—	71.4	—	—	(9.6)	—	—	61.8
Cash dividends ($1.56 per share)	—	—	—	(194.1)	—	—	—	—	(194.1)
Dividends paid to employee benefits trusts	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation expense	—	—	81.6	—	—	—	—	—	81.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.6)	(4.6)
Balance, December 31, 2024	124.0	$236.6	$1,915.2	$6,018.6	$(722.7)	$(2,644.9)	$(5.9)	$17.5	$4,814.4
*At December 31, 2024, $520.2 million was authorized for future repurchases of our common stock.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2024	2023	2022
	(In millions)
Foreign currency translation	$(718.4)	$(426.7)	$(469.3)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $1.1, $1.2 and $1.2 in 2024, 2023 and 2022, respectively	(3.5)	(3.6)	(3.4)
Cash flow hedging transactions, net of tax of $0.5, $0.5 and $0.6 in 2024, 2023 and 2022, respectively	(0.8)	(0.9)	(1.0)
Accumulated other comprehensive loss	$(722.7)	$(431.2)	$(473.7)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal justice data and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2024, we operated in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K., Uruguay, and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore.

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

Segments.  We manage our business and report our financial results through the following three reportable segments, which are our operating segments:

•Workforce Solutions
•U.S. Information Solutions (USIS)
•International

Workforce Solutions is our largest reportable segment with 43% of total operating revenue for 2024. Our most significant foreign operations are located in Australia, the U.K. and Canada.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of December 31, 2024, the contract asset balance was $18.9 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. Deferred revenue is recognized when we have an obligation to transfer goods or services to a customer and have already received consideration from the customer. We generally expect to recognize our deferred revenue as revenue within twelve months of being recorded based on the terms of the contracts.

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than 1 year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of December 31, 2024, inclusive of the foreign exchange impact:

Performance Obligation	Balance
(In millions)
Less than 1 year	$32.8
1 to 3 years	36.4
3 to 5 years	19.3
Thereafter	13.4
Total remaining performance obligation	$101.9

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

Advertising.  Advertising costs, which are expensed as incurred, totaled $60.7 million, $67.0 million and $70.1 million during 2024, 2023 and 2022, respectively.

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

Income Taxes.  We account for income taxes under the liability method. We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. We assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets. We record a valuation allowance, as necessary, to reduce our deferred tax assets to the amount of future tax benefit that we estimate is more likely than not to be realized. Our accounting policy election with respect to Global Intangible Low-Taxed Income (“GILTI”) is to account for the tax in the period the tax is incurred.

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

	Twelve Months Ended December 31,
	2024	2023	2022
	(In millions)
Weighted-average shares outstanding (basic)	123.8	122.9	122.4
Effect of dilutive securities:
Stock options and restricted stock units	1.1	1.0	0.9
Weighted-average shares outstanding (diluted)	124.9	123.9	123.3

For the twelve months ended December 31, 2024, stock options with an anti-dilutive effect were not material. For the twelve months ended December 31, 2023 and 2022, 0.7 million and 0.6 million stock options were anti-dilutive and therefore excluded from this calculation, respectively.

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

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the twelve months ended December 31, 2024 and 2023:

	Twelve Months Ended December 31,
	2024	2023
	(In millions)
Allowance for doubtful accounts, beginning of period	$16.7	$19.1
Current period bad debt expense	15.3	11.4
Write-offs, net of recoveries	(15.1)	(13.8)
Allowance for doubtful accounts, end of period	$16.9	$16.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Current Assets.  Other current assets on our Consolidated Balance Sheets primarily include amounts receivable from tax authorities and related to vendor rebates. As of December 31, 2024 and 2023, these assets were approximately $39.4 million and $40.9 million, respectively. Additionally, other current assets include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of December 31, 2024 and 2023, these assets were approximately $48.3 million and $34.5 million, respectively, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

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

Depreciation and amortization expense related to property and equipment was $408.7 million, $360.1 million and $323.4 million during the twelve months ended December 31, 2024, 2023 and 2022, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets.  Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Goodwill is not amortized. We are required to test goodwill for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We performed our annual goodwill impairment test as of December 1. During the fourth quarter of 2023, the Company voluntarily changed its goodwill and indefinite-lived intangible asset annual impairment test date from September 30 to December 1.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In analyzing goodwill for potential impairment in the quantitative impairment test, we use the market approach, when available and appropriate, or a combination of the income and market approaches to estimate the reporting unit’s fair value. Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for the reporting unit, discount rates, foreign currency exchange rates and estimates of capital expenditures. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of earnings before income taxes, depreciation and amortization, for benchmark companies or guideline transactions. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit exceeded its fair value, limited to the amount of goodwill allocated to the reporting unit.

Indefinite-lived reacquired rights represent the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. A portion of our reacquired rights are perpetual in nature and, therefore, the useful lives are considered indefinite in accordance with the accounting guidance in place at the time of the acquisitions. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events and circumstances indicate that there may be an impairment of the asset value. We performed our annual indefinite-lived intangible asset impairment test as of December 1. We perform the impairment test for our indefinite-lived intangible assets by first assessing qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If the qualitative assessment indicates that we need to perform a quantitative impairment test, we compare the asset’s fair value to its carrying value. We estimate the fair value based on projected discounted future cash flows. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during the twelve months ended December 31, 2024, 2023 and 2022 and we determined that there was no impairment in any of these years.

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

During the second quarter of 2023, in addition to the BVS activity mentioned above, we sold our interest in a separate equity investment. The overall sale proceeds exceeded the total carrying value of the investment, and we recorded a gain of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$6.2 million in Other Income (Expense), Net within the Consolidated Statements of Income. During the second quarter of 2022, we sold our interest in two other equity investments. The overall sale proceeds exceeded the total carrying value of the investments, and we recorded a total gain of $27.5 million recorded in Other Income (Expense), Net within the Consolidated Statements of Income. We previously had a joint venture in Russia that offered consumer credit services; however, during the third quarter of 2022, we completed the sale of this equity method investment. All unrealized gains or losses on these investments were recorded in Other Income (Expense), Net within the Consolidated Statements of Income.

Other Current Liabilities.  Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as accrued employee benefits, interest expense, insurance expense, and income taxes. Other current liabilities also include accrued revenue share of $99.4 million and $79.6 million as of December 31, 2024 and 2023, respectively, which represents accruals for royalty costs associated with records utilized. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. These funds were approximately $48.3 million and $34.5 million as of December 31, 2024 and 2023, respectively. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Benefit Plans.  We sponsor various pension and defined contribution plans. We also maintain certain healthcare and life insurance benefit plans for eligible retired U.S. employees. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other postretirement plans is determined using several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets. The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. We use a mark-to-market approach to recognize actuarial gains and losses and expected return on plan assets for our defined benefit pension and other postretirement benefit plans. Under this accounting principle, the expected returns on plan assets are used to estimate pension expense throughout the year and remeasurement of the projected benefit obligation and plan assets are immediately recognized in earnings through net periodic benefit cost within Other (expense) income, net on the Consolidated Statements of Income with pension and postretirement plans remeasured annually in the fourth quarter. Our Consolidated Balance Sheets reflect the funded status of the pension and other postretirement plans.

Foreign Currency Translation. The functional currency of each of our foreign operating subsidiaries is that subsidiary’s local currency except for Costa Rica and Argentina. Argentina has experienced multiple periods of increasing inflation rates, devaluation of the peso and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we accounted for Argentina as a highly inflationary economy by remeasuring the peso denominated monetary assets and liabilities which resulted in the recognition of foreign currency losses of $1.1 million and $3.8 million during the twelve months ended December 31, 2024 and 2023, respectively, and a foreign currency gain of $0.2 million during the twelve months ended December 31, 2022. Foreign currency gains and losses are recorded in Other Income (Expense), Net in our Consolidated Statements of Income.

Other than Argentina and Costa Rica, we translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange and revenue and expenses at the monthly average rates during the year. We record the resulting translation adjustment in other comprehensive loss, included in accumulated other comprehensive loss, a component of shareholders’ equity. We also record gains and losses resulting from the translation of intercompany balances of a long-term investment nature in foreign currency translation in other comprehensive income (loss) and accumulated other comprehensive loss. For the year ended December 31, 2024, 2023 and 2022, we recorded foreign currency transaction losses of $4.5 million, $3.6 million and $1.8 million, respectively, in our Consolidated Statements of Income.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of December 31, 2024 and 2023, the fair value of our long-term debt, including the current portion, based on observable inputs was $4.5 billion and $5.3 billion, respectively, compared to its carrying value of $4.8 billion and $5.5 billion, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets and Liabilities:
Deferred Compensation Plan Assets (1)	$53.0	$53.0	$—	$—
Deferred Compensation Plan Liability (1)	(53.0)	—	(53.0)	—
Total assets and liabilities	$—	$53.0	$(53.0)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. As disclosed in Note 3, we completed various acquisitions during the years ended December 31, 2023 and 2022. The values of net assets acquired were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of definite-lived intangible assets acquired in these acquisitions were estimated primarily based on the income and cost approaches. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. The cost approach estimates fair value based on determining the amount of money required to replace the asset with another asset with equivalent utility or future service capability.

Variable Interest Entities.  We hold interests in certain entities, including credit data and information solutions companies, that are considered variable interest entities, or VIEs. These variable interests relate to ownership interests that require financial support for these entities. Our investments related to these VIEs totaled $0.3 million at both December 31, 2024 and 2023, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 6. We are not the primary beneficiary and are not required to consolidate any of these VIEs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company's redeemable noncontrolling interests activities for the years ended December 31, 2024 and 2023 are summarized as follows:

	Twelve Months Ended December 31,
	2024	2023
	(In millions)
Redeemable noncontrolling interests, beginning of period	$135.1	$—
Fair value of the redeemable noncontrolling interest at the acquisition date	—	176.4
Net (loss) income attributable to redeemable noncontrolling interest	(1.5)	1.5
Return of capital to redeemable noncontrolling interest	—	(42.8)
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(28.4)	—
Redeemable noncontrolling interests, end of period	$105.2	$135.1

Adoption of New Accounting Standards. Segment Reporting. In November 2023, the Financial Accounting Standards Board (" FASB") issued ASU No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this update address the requirement for a public entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is any significant expense incurred by the segment, including direct expenses, shared expenses, allocated corporate overhead, or interest expense that is regularly reported to the chief operating decision maker and is included in the measure of segment profit or loss. The disclosure of significant segment expenses is in addition to the current specifically-enumerated segment expenses required to be disclosed, such as depreciation and interest expense. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. We have updated our financial statement disclosures in Note 13 to conform with the standard.

Business Combinations. In October 2021, the Financial Accounting Standards Board (" FASB") issued ASU No. 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The update provides clarifying guidance to reduce diversity in practice stating that contract assets, contract liabilities and deferred revenue acquired in business combinations should be measured in accordance with Accounting Standards Topic 606, rather than the fair value principles of Accounting Standards topic 805. ASU 2021-08 is effective for all public business entities for annual periods beginning after December 15, 2022. As of January 1, 2023, we have adopted this standard as it relates to our business combinations. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

Recent Accounting Pronouncements. Income Statement — Reporting Comprehensive Income. In November 2024, the FASB issued ASU No. 2024-03 "Disaggregation of Income Statement Expenses." The update requires public business entities to disclose in a tabular format, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Specified expenses, gains and losses that are already disclosed under existing US GAAP are also required to be included in the disaggregated income statement expense line-item disclosures, and any remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. The ASU is effective for public entities for annual periods with fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after 15 December 2027. We are still evaluating the impact on our financial statement disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Twelve Months Ended December 31,			Change		Change
				2024	2023	2023	2022
Consolidated Operating Revenue	2024	2023	2022	$	%	$	%
	(In millions)
Verification Services	$2,021.9	$1,846.2	$1,871.0	$175.7	10%	$(24.8)	(1)%
Employer Services	411.9	469.6	454.4	(57.7)	(12)%	15.2	3%
Total Workforce Solutions	2,433.8	2,315.8	2,325.4	118.0	5%	(9.6)	—%
Online Information Solutions	1,501.2	1,375.2	1,295.4	126.0	9%	79.8	6%
Mortgage Solutions	149.4	113.7	138.3	35.7	31%	(24.6)	(18)%
Financial Marketing Services	242.4	231.5	224.0	10.9	5%	7.5	3%
Total U.S. Information Solutions	1,893.0	1,720.4	1,657.7	172.6	10%	62.7	4%
Latin America	384.9	290.9	206.8	94.0	32%	84.1	41%
Europe	369.2	333.2	327.8	36.0	11%	5.4	2%
Asia Pacific	335.4	345.3	348.4	(9.9)	(3)%	(3.1)	(1)%
Canada	264.8	259.6	256.1	5.2	2%	3.5	1%
Total International	1,354.3	1,229.0	1,139.1	125.3	10%	89.9	8%
Total operating revenue	$5,681.1	$5,265.2	$5,122.2	$415.9	8%	$143.0	3%

3. ACQUISITIONS AND INVESTMENTS

2023 Acquisitions and Investments. In the first quarter of 2023, the Company acquired a company in Canada within the International operating segment. On August 7, 2023, we acquired the remaining interest of our investment in BVS, a consumer and commercial credit information company in Brazil, within the International operating segment for total consideration of approximately $870 million consisting of approximately $510 million in cash, 2,171,615 shares of Equifax do Brasil with a fair value of approximately $176 million, and 479,725 shares of Equifax Inc. common stock with a fair value of approximately $95 million. Additionally, we previously owned a 10% investment in BVS with a fair value of approximately $89 million. We have completed the allocation of the purchase prices for the 2023 acquisitions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Price Allocation.  The following table summarizes the final fair value of the net assets acquired and the liabilities assumed for the acquisitions occurring in 2023.

(In millions)
Cash	$239.6
Accounts receivable and other current assets	35.2
Other assets	51.0
Purchased intangible assets (1)	242.7
Goodwill (2)	335.3
Total assets acquired	903.8
Total liabilities assumed	(30.5)
Net assets acquired	$873.3

(1)Purchased intangible assets are further disaggregated in the following table.

(2)The goodwill related to the 2023 acquisitions was recognized in the International operating segments. As of December 31, 2023, an immaterial amount of the goodwill related to the 2023 acquisitions was tax deductible.

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

Intangible asset category	Fair Value	Weighted-average useful life
	(in millions)	(in years)
Purchased data files	$64.3	5.6
Customer relationships	172.9	10.0
Acquired software and technology	0.5	5.0
Trade names and other intangible assets	4.8	2.0
Non-compete agreements	0.2	5.0
Total acquired intangibles	$242.7

 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill.  Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of December 1 each year. The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with the Company’s methodology. Our annual impairment tests as of December 1, 2024, December 1, 2023 and September 30, 2022 resulted in no impairment of goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the amount of goodwill for the twelve months ended December 31, 2024 and 2023, are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Balance, December 31, 2022	$2,520.8	$2,004.8	$1,858.3	$6,383.9
Acquisitions	—	—	410.4	410.4
Adjustments to initial purchase price allocation	(0.7)	1.4	2.1	2.8
Foreign currency translation	0.1	—	32.7	32.8
Balance, December 31, 2023	2,520.2	2,006.2	2,303.5	6,829.9
Adjustments to initial purchase price allocation	—	—	(68.7)	(68.7)
Foreign currency translation	(0.4)	—	(213.0)	(213.4)
Balance, December 31, 2024	$2,519.8	$2,006.2	$2,021.8	$6,547.8

Refer to Note 3 for the acquisitions during the periods presented.

Indefinite-Lived Intangible Assets. Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of December 1. Our 2024 annual impairment test completed during the fourth quarter of 2024 did not identify any impairment charges.

 As of December 31, 2024 and 2023, indefinite-lived intangible assets were approximately $94.7 million and $94.8 million, respectively.

Purchased Intangible Assets.  Purchased intangible assets, net, recorded on our Consolidated Balance Sheets at December 31, 2024 and 2023 consisted of the following:

	December 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,111.9	$(669.5)	$442.4	$1,158.5	$(604.2)	$554.3
Customer relationships	937.7	(484.2)	453.5	1,053.5	(484.2)	569.3
Proprietary database	704.9	(227.6)	477.3	705.8	(171.5)	534.3
Acquired software and technology	217.6	(106.3)	111.3	222.5	(75.4)	147.1
Trade names, non-compete agreements and other intangible assets	49.7	(13.2)	36.5	79.6	(25.8)	53.8
Total definite-lived intangible assets	$3,021.8	$(1,500.8)	$1,521.0	$3,219.9	$(1,361.1)	$1,858.8

Amortization expense related to purchased intangible assets was $261.1 million, $250.7 million, and $236.7 million during the twelve months ended December 31, 2024, 2023, and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2024 is as follows:

Years ending December 31,	Amount
(In millions)
2025	$245.6
2026	232.1
2027	219.0
2028	158.7
2029	147.9
Thereafter	517.7
$1,521.0

5. DEBT

Debt outstanding at December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
	(In millions)
Commercial paper (“CP”)	$286.5	$196.0
Notes, 2.60%, due December 2024	—	750.0
Notes, 2.60%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Term loan, due August 2026	—	695.6
Notes, 5.10%, due December 2027	750.0	750.0
Notes, 5.10%, due June 2028	700.0	700.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 4.80%, due September 2029	650.0	—
Notes, 3.10%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	1,000.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	1.2	—
Total debt	5,037.7	5,741.6
Less short-term debt and current maturities	(687.7)	(963.4)
Less unamortized discounts and debt issuance costs	(27.2)	(30.4)
Total long-term debt, net	$4,322.8	$4,747.8

Scheduled future maturities of debt at December 31, 2024 are as follows:

Years ending December 31,	Amount
(In millions)
2025	$687.7
2026	275.0
2027	750.0
2028	825.0
2029	650.0
Thereafter	1,850.0
Total debt	$5,037.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.8% Senior Notes. In August 2024, we issued $650.0 million in aggregate principal amount of 4.8% five-year Senior Notes due 2029 (the "2029 Notes") in an underwritten public offering. Interest on the 2029 Notes accrues at a rate of 4.8% per year and is payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds of the sale of the 2029 Notes were ultimately used for general corporate purposes, including the repayment of borrowings under our then-outstanding delayed draw term loan (the "Term Loan") prior to the August 2026 maturity. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2029 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

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

2.35% Senior Notes. On August 11, 2021, we issued $1.0 billion aggregate principal amount of 2.35% ten-year Senior Notes due 2031 (the “2031 Notes”) in an underwritten public offering. Interest on the 2031 Notes accrues at a rate of 2.35% per year and is payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds of the sale of the 2031 Notes were used to repay the then-outstanding $300.0 million 3.6% Senior Notes due 2021 and $300.0 million Floating Rate Notes due 2021. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our CP program and the funding of acquisitions, including the Company’s $1.825 billion acquisition of Appriss Insights. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2031 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

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

2.6% Senior Notes. On November 15, 2019, we issued $750.0 million aggregate principal amount of 2.6% five-year Senior Notes due 2024 (the “2024 Notes”) in an underwritten public offering. Interest on the 2024 Notes accrues at a rate of 2.6% per year and is payable semi-annually in arrears on June 1 and December 1 of each year of each year. The net proceeds of the sale of the notes were used to repay borrowings under our Receivables Facility and our CP program and for general corporate purposes. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2024 Notes were unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. In December 2024, we repaid the 2.6% Senior Notes with cash on hand and CP outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior Credit Facility. We have access to a $1.5 billion five-year unsecured revolving credit facility (the Revolver), which matures in August 2027. In March 2023, we amended the Revolver (as well as our then-outstanding Term Loan) to adjust our debt covenant requirements and incorporate the Secured Overnight Financing Rate (SOFR) into our agreement, among other changes. Borrowings under the Revolver may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. In May 2024, we exercised our first option to extend the maturity date by one year, from August 2026 to August 2027, and amended the Revolver agreement to replace a discontinued reference rate for Canadian Dollar-denominated commitments. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver. As of December 31, 2024, there were $286.5 million of outstanding CP notes, $1.4 million of letters of credit outstanding, and no outstanding borrowings under the Revolver. Availability under the Revolver was $1,212.1 million at December 31, 2024.

Under the Revolver, the Company must comply with various financial and non-financial covenants. The Revolver requires a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA, of 3.75 to 1.0. We may also elect to increase the maximum leverage ratio by 0.5 to 1.0 (subject to a maximum leverage ratio of 4.25 to 1.0) in connection with certain material acquisitions if we satisfy certain requirements. The Revolver also permits cash in excess of $175 million to be netted against debt in the calculation of the leverage ratio, subject to certain restrictions. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, subsidiary debt, mergers, liquidations, asset dispositions and certain government regulations. As of December 31, 2024, we were in compliance with our covenants under the Revolver. Our borrowings under these facilities, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

At December 31, 2024, interest was payable on borrowings under the Revolver at the base rate or Secured Overnight Financing Rate, or SOFR, plus a specified margin. The Company is required to pay on a quarterly basis a commitment fee with respect to our Revolver, which is calculated based upon the amount of daily usage of the Revolver over the available aggregate lender commitments thereunder during the applicable quarterly period. Both the applicable interest rate and the commitment fee are subject to adjustment based on the Company’s debt ratings.

Commercial Paper Program.  Our $1.5 billion CP program has been established through the private placement of CP notes from time-to-time, in which borrowings may bear interest at either a variable or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At December 31, 2024, there were $286.5 million of outstanding CP notes. We have disclosed the net short-term borrowing activity for the year ended December 31, 2024 in the Consolidated Statements of Cash Flows. There were no CP borrowings or payments with a maturity date greater than 90 days and less than 365 days for the twelve months ended December 31, 2024 and 2023.

3.25% Senior Notes.  On May 12, 2016, we issued $275.0 million principal amount of 3.25% ten-year senior notes in an underwritten public offering. Interest is payable semi-annually in arrears on June 1 and December 1 of each year. The net proceeds of the sale of the notes were used to repay borrowings under our prior revolving credit facility and a portion of the borrowings under our CP incurred to finance the acquisition of Veda. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

7.0% Senior Notes.  On June 28, 2007, we issued $250.0 million principal amount of 7.0% thirty-year senior notes in underwritten public offerings. Interest is payable semi-annually in arrears on January 1 and July 1 of each year. The net proceeds of the financing were used to repay short-term indebtedness, a substantial portion of which was incurred in connection with an acquisition. We must comply with various non-financial covenants, including certain limitations on liens, additional debt and mortgages, mergers, asset dispositions and sale-leaseback arrangements. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

6.9% Debentures.  We have $125.0 million of debentures outstanding with a maturity date of 2028. The debentures are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Cash paid for interest was $214.9 million, $231.5 million and $161.7 million during the twelve months ended December 31, 2024, 2023 and 2022, respectively.

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

CFPB Matters

In December 2021, we received a Civil Investigative Demand (a “CID”) from the Consumer Financial Protection Bureau ("CFPB") as part of its investigation into our consumer disputes process at our USIS business unit in order to determine whether we have followed Fair Credit Reporting Act ("FCRA") requirements for the proper handling of consumer disputes. The CID requested the production of documents and answers to written questions. In January 2023, the CFPB informed us that its enforcement division would be investigating our previously-disclosed coding issue identified within a legacy server environment in the U.S. that impacted how some credit scores were calculated during a three-week period in 2022. In January 2025, we entered into a consent order with the CFPB to settle the investigation into our consumer disputes process at our USIS business unit and the investigation into our previously-disclosed coding issue. The consent order resolves these investigations and requires the payment of a civil money penalty of $15 million. As part of the settlement, the Company has agreed to modify certain business practices.

Data Processing, Outsourcing Services and Other Agreements

We have separate agreements with Google and others to outsource portions of our network and security infrastructure, computer data processing operations, applications development, business continuity and recovery services, help desk service and desktop support functions, operation of our voice and data networks, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2025 and 2030. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $1.4 billion as of December 31, 2024, with no future year’s minimum contractual obligation expected to exceed approximately $521 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these agreements, and, in doing so, certain of these agreements require us to pay significant termination fees.

Under our agreement with Google, we have agreed to purchase cloud platform services and cloud marketplace software and we have outsourced certain areas of our network and security infrastructure. The estimated future minimum contractual obligation under the agreement is approximately $840 million for the remaining term, with no individual year’s minimum expected to exceed approximately $228 million. We may terminate certain portions of this agreement without penalty in the event that Google is in material breach of the terms of the agreement. During 2024, 2023 and 2022, we paid approximately $198 million, $171 million and $152 million, respectively, for these services.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Change in control events potentially triggering benefits under the CIC Plan and Mr. Begor’s agreement would occur, subject to certain exceptions, if (1) any person acquires 20% or more of our voting stock; (2) upon a merger or other business combination, our shareholders receive less than two-thirds of the common stock and combined voting power of the new company; (3) members of the current Board of Directors ceasing to constitute a majority of the Board of Directors, except for new directors that are regularly elected; (4) we sell or otherwise dispose of all or substantially all of our assets; or (5) we liquidate or dissolve. If these change in control benefits had been triggered as of December 31, 2024, payments of approximately $37.1 million would have been made.

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

Guarantees

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all standby letters of credit, performance bonds and surety bonds is not material at December 31, 2024 and these instruments generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2024. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements. We cannot reasonably estimate our potential future payments under the guarantees and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees on our Consolidated Balance Sheets at December 31, 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2024 and 2023.

Subsidiary Dividend and Fund Transfer Limitations

The ability of some of our subsidiaries and associated companies to transfer funds to us is limited, in some cases, by certain restrictions imposed by foreign governments, which do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends.

Contingencies

In addition to the matters set forth above, we are involved in legal and regulatory matters, government investigations, claims and litigation arising in the ordinary course of business. We periodically assess our exposure related to these matters based on the information which is available. We have recorded accruals in our Consolidated Financial Statements for those matters in which it is probable that we have incurred a loss and the amount of the loss, or range of loss, can be reasonably estimated. For certain of these matters, it is reasonably possible that we will incur losses, however it is not possible at this time to estimate the amount of loss or range of possible losses that might result from their resolution. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

We accrue for unpaid legal fees for services performed to date.

7. INCOME TAXES

The provision for income taxes consisted of the following:

	Twelve Months Ended December 31,
	2024	2023	2022
	(In millions)
Current:
Federal	$169.9	$155.5	$73.4
State	38.3	24.2	27.7
Foreign	61.9	56.7	40.3
	270.1	236.4	141.4
Deferred:
Federal	(47.7)	(50.2)	68.6
State	(0.3)	12.4	19.0
Foreign	(18.9)	(32.4)	0.5
	(66.9)	(70.2)	88.1
Provision for income taxes	$203.2	$166.2	$229.5

Domestic and foreign income before income taxes was as follows:

	Twelve Months Ended December 31,
	2024	2023	2022
	(In millions)
U.S.	$651.9	$573.2	$794.7
Foreign	158.6	144.7	135.0
	$810.5	$717.9	$929.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision for income taxes reconciles with the U.S. federal statutory rate, as follows:

	Twelve Months Ended December 31,
	2024	2023	2022
	(In millions)
Federal statutory rate	21.0%	21.0%	21.0%

Provision computed at federal statutory rate	$170.2	$150.8	$195.2
State and local taxes, net of federal tax benefit	30.1	30.0	34.7
Foreign differential	27.1	20.5	14.8
Federal research & development credit	(17.6)	(24.2)	(28.5)
Equity compensation	(8.2)	(3.2)	(6.8)
Tax reserves	(5.7)	5.8	4.9
Reversal of BVS deferred tax liability	—	(27.3)	—
Excess officer’s compensation	9.2	8.4	6.1
Valuation allowance	(7.2)	1.9	3.8
Other	5.3	3.5	5.3
Provision for income taxes	$203.2	$166.2	$229.5

Effective income tax rate	25.1%	23.2%	24.7%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of the deferred income tax assets and liabilities at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
	(In millions)
Deferred income tax assets:
Net operating and capital loss carryforwards	$83.9	$101.2
Goodwill and intangible assets	106.2	116.0
Employee compensation programs	71.2	59.8
Foreign tax credits	17.2	17.2
Employee pension benefits	27.7	26.6
Reserves and accrued expenses	8.1	6.4
Accrued legal expense	8.6	9.1
Research and development costs	27.2	22.3
Operating lease asset	29.8	25.0
Other	30.8	24.3
Gross deferred income tax assets	410.7	407.9
Valuation allowance	(170.8)	(178.5)
Total deferred income tax assets, net	239.9	229.4

Deferred income tax liabilities:
Goodwill and intangible assets	(471.1)	(615.9)
Undistributed earnings of foreign subsidiaries	(8.3)	(6.2)
Depreciation	(27.4)	(29.8)
Operating lease liability	(29.8)	(25.0)
Prepaid expenses	(16.0)	(15.0)
Other	(5.1)	(2.2)
Total deferred income tax liability	(557.7)	(694.1)
Net deferred income tax liability	$(317.8)	$(464.7)

Our deferred income tax assets and deferred income tax liabilities at December 31, 2024 and 2023 are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2024	2023
	(In millions)
Long-term deferred income tax assets, included in other assets	$33.8	$10.2
Long-term deferred income tax liabilities	(351.6)	(474.9)
Net deferred income tax liability	$(317.8)	$(464.7)

We record deferred income taxes on the temporary differences of our foreign subsidiaries, except for the temporary differences related to undistributed earnings of subsidiaries which we consider indefinitely invested. As of December 31, 2024, we have indefinitely invested $323.9 million attributable to undistributed earnings of our Canadian and Chilean subsidiaries. If these earnings were not considered indefinitely invested, we estimate that $26.1 million of deferred withholding tax liability would have been provided. Further, we are indefinitely invested with respect to the original investment in foreign subsidiaries. We have not recorded a deferred tax asset on the outside basis of foreign subsidiaries as we have no intent to sell or divest of them. However, we have provided for local country withholding taxes related to the outside basis of our foreign subsidiaries.

At December 31, 2024, we had U.S. federal and state net operating loss carryforwards of $7.0 million and $280.3 million, respectively, which will expire at various times between 2028 and 2044. We also had foreign net operating loss carryforwards totaling $241.1 million of which $8.6 million will expire between 2025 and 2041 and the remaining $232.5 million will carryforward indefinitely. Foreign capital loss carryforwards of $16.6 million may be carried forward indefinitely.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We had foreign tax credit carryforwards of $17.3 million which will expire in the years 2025 through 2028. Additionally, we had state and foreign research and development credit carryforwards of $27.1 million. The state credits expire between 2027 and 2034 and the foreign credits have an indefinite expiration period. We have state §163(j) interest limitation carryovers of $569.1 million which have an indefinite expiration period. The tax effected amount of the state §163(j) interest limitation carryovers is $5.0 million. The deferred tax asset related to the net operating loss, capital loss carryforwards, foreign tax credit carryforwards, §163(j) carryforwards and research and development credit is $133.4 million of which $60.4 million has been fully reserved in the deferred tax valuation allowance.

Cash paid for income taxes, net of amounts refunded, was $268.1 million, $203.2 million and $152.4 million during the twelve months ended December 31, 2024, 2023 and 2022, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023
	(In millions)
Beginning balance (January 1)	$55.5	$56.2
Increases related to prior year tax positions	1.7	3.1
Decreases related to prior year tax positions	(0.7)	(2.0)
Increases related to current year tax positions	8.5	10.6
Decreases related to settlements	—	(0.3)
Expiration of the statute of limitations for the assessment of taxes	(20.1)	(12.0)
Currency translation adjustment	(0.2)	(0.1)
Ending balance (December 31)	$44.7	$55.5

We recorded liabilities of $42.9 million and $48.9 million for unrecognized tax benefits as of December 31, 2024 and 2023, respectively, which included interest and penalties of $6.0 million and $8.2 million, respectively. As of December 31, 2024 and 2023, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $41.3 million and $47.5 million, respectively, which included interest and penalties of $5.1 million and $7.5 million, respectively. During 2024 and 2023, gross interest and penalties of $2.4 million and $2.7 million, respectively, were accrued.

As of December 31, 2024 and 2023, the gross amount of unrecognized tax benefits was $44.7 million and $55.5 million, respectively. Of the total, $7.8 million in 2024 and $14.8 million in 2023 relate to unrecognized tax benefits for which no liability has been recorded associated with the carryforward of certain state and foreign attributes. If we were to prevail on all uncertain tax positions, the net effect would be a benefit of $36.8 million and $40.7 million in 2024 and 2023, respectively, exclusive of any benefits related to interest and penalties.

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state or international income tax examinations by tax authorities for years before 2017 with a few exceptions. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that Equifax’s gross unrecognized tax benefit balance may change within the next twelve months by a range of zero to $15.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. STOCK-BASED COMPENSATION

We have two active share-based award plans, the amended and restated 2008 Omnibus Incentive Plan (the "2008 Plan") and the 2023 Omnibus Incentive Plan (the "2023 Plan" and, together with the 2008 Plan, the "Omnibus Plans"). The 2008 Plan was originally approved by our shareholders in 2008 and was amended and restated with shareholder approval in May 2013 to, among other things, increase the reserve for awards under the 2008 Plan by 11 million shares. The 2023 Plan was approved by our shareholders on May 4, 2023, at which time the 2008 Plan was terminated other than with respect to then-outstanding awards under the 2008 Plan. The Omnibus Plans provide our directors, officers and certain key employees (and, in the case of the 2023 Plan, certain consultants and advisors) with stock options, restricted stock units and performance share awards. The Omnibus Plans are described below. We expect to issue common shares held as either treasury stock or new issue shares upon the exercise of stock options or once shares vest pursuant to restricted stock units or performance share awards. Total stock-based compensation expense in our Consolidated Statements of Income during the twelve months ended December 31, 2024, 2023 and 2022 was as follows:

	Twelve Months Ended December 31,
	2024	2023	2022
	(In millions)
Cost of services	$13.4	$14.5	$12.4
Selling, general and administrative expenses	68.2	57.3	50.2
Stock-based compensation expense, before income taxes	$81.6	$71.8	$62.6

The total income tax benefit recognized for stock-based compensation expense was $19.6 million, $17.3 million and $14.8 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

Stock Options.  The Omnibus Plans provide that qualified and nonqualified stock options may be granted to officers and other employees. The Omnibus Plans require that stock options be granted at exercise prices not less than market value on the date of grant. Generally, stock options are subject to ratable vesting for periods of up to three years based on service, with 33.3% vesting for each year of completed service, and expire ten years from the grant date.

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

The fair value for stock options granted during the twelve months ended December 31, 2024, 2023 and 2022 was estimated at the date of grant using the binomial model with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2024	2023	2022
Dividend yield	0.8%	0.8%	0.7%
Expected volatility	31.9%	33.1%	31.5%
Risk-free interest rate	4.1%	3.9%	2.4%
Expected term (in years)	4.8	4.8	5.0
Weighted-average fair value of stock options granted	$75.97	$63.70	$59.70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2024, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2024:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 31, 2023	1,961	$171.93
Granted (all at market price)	233	$253.10
Exercised	(665)	$151.56
Forfeited and canceled	(132)	$183.23
Outstanding at December 31, 2024	1,397	$194.36	5.2	$85.8
Vested and expected to vest at December 31, 2024	1,386	$194.01	5.2	$85.6
Exercisable at December 31, 2024	776	$162.29	3.9	$71.9

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on December 31, 2024 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the value that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2024. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2024, 2023 and 2022 was $74.2 million, $14.0 million and $5.9 million, respectively. At December 31, 2024, our total unrecognized compensation cost related to stock options was $6.6 million with a weighted-average recognition period of 1.2 years.

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2023 and 2022:

	December 31,
	2023		2022
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands)		(In thousands)
Outstanding at the beginning of the year	1,964	$164.72	1,710	$149.67
Granted (all at market price)	259	$210.37	369	$232.28
Exercised	(218)	$143.98	(76)	$136.84
Forfeited and canceled	(44)	$205.81	(39)	$198.34
Outstanding at the end of the year	1,961	$171.93	1,964	$164.72
Exercisable at end of year	1,326	$150.58	1,268	$141.40

Other Stock Awards.  The Omnibus Plans also provide for awards of restricted stock units and performance shares or units that are settled in shares of our common stock. Such stock awards are generally subject to cliff vesting over a period of one to three years based on service and may also have vesting conditions based on meeting specified performance goals, as further described below.

The fair value of these stock awards is based on the fair market value of our common stock on the date of grant and include the right to dividends or dividend equivalents, which are accrued and payable only if and when the underlying stock vests and is payable.

Pursuant to the Omnibus Plans, certain executives have been granted performance shares pursuant to which the number of shares earned is dependent upon the Company’s three-year total shareholder return relative to the three-year total shareholder return of the companies in the S&P 500 stock index, as comprised on the grant date, subject to adjustment. In addition, certain executives have been granted performance shares pursuant to which the number of shares earned is dependent upon the Company's adjusted EBITDA growth over the three-year performance period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The number of shares that could potentially be issued under these performance share awards ranges from zero to 200% of the target award. The grants outstanding subject to market performance as of December 31, 2024 would result in 356,211 shares outstanding at 100% of target and 712,422 at 200% of target at the end of the vesting period. Compensation expense for shares earned based on the Company’s three-year total shareholder return is recognized on a straight-line basis over the measurement period and is based upon the fair market value of the shares estimated to be earned at the date of grant using a Monte-Carlo simulation. Compensation expense for shares earned based on the Company’s adjusted EBITDA is recognized on a straight-line basis over the measurement period and is based upon the fair market value.

The following table summarizes changes in these other stock awards during the twelve months ended December 31, 2024, 2023 and 2022 and the related weighted-average grant date fair value:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2021	779	$159.73
Granted	483	$196.97
Vested	(406)	$133.26
Forfeited	(72)	$202.70
Nonvested at December 31, 2022	784	$192.47
Granted	373	$205.98
Vested	(215)	$172.62
Forfeited	(86)	$194.11
Nonvested at December 31, 2023	856	$203.17
Granted	334	$250.64
Vested	(231)	$178.51
Forfeited	(88)	$217.04
Nonvested at December 31, 2024	871	$226.50

The total fair value of stock awards that vested during the twelve months ended December 31, 2024, 2023 and 2022 was $59.1 million, $43.7 million and $85.9 million, respectively, based on the weighted-average fair value on the vesting date, and $41.2 million, $37.1 million and $54.2 million, respectively, based on the weighted-average fair value on the date of grant. At December 31, 2024, our total unrecognized compensation cost related to these nonvested stock awards was $52.2 million with a weighted-average recognition period of 1.7 years.

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

Pension Benefits.  Pension benefits are provided through U.S., and previously, Canadian defined benefit pension plans that were settled in 2022 and three supplemental executive defined benefit pension plans.

U.S. Retirement Plans.  We sponsor a qualified defined benefit retirement plan, the U.S. Retirement Income Plan (“USRIP”), that covers approximately 5% of current U.S. salaried employees who were hired on or before June 30, 2007, the last date on which an individual could be hired and enter the plan before the USRIP was closed to new participation at December 31, 2008. This plan also covers retirees as well as certain terminated but vested individuals not yet in retirement status. Effective December 31, 2014, the USRIP plan was frozen for all participants eligible to accrue benefits. Accordingly, pension plan participants earn no new benefits under the plan formula.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the twelve months ended December 31, 2024 and 2023, we made no voluntary contributions to the USRIP. At December 31, 2024, the USRIP met or exceeded ERISA’s minimum funding requirements.

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

Obligations and Funded Status.  A reconciliation of the projected benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
	(In millions)
Change in projected benefit obligation
Benefit obligation at January 1,	$466.1	$501.1	$11.1	$12.8
Service cost	0.8	1.2	0.1	0.1
Interest cost	24.2	27.4	0.6	0.7
Amendments	—	—	—	0.3
Actuarial (gain) loss	(9.5)	11.3	(0.7)	(1.5)
Foreign currency exchange rate changes	—	—	(0.1)	—
Settlements	—	(34.5)	—	—
Benefits paid	(39.8)	(40.4)	(1.3)	(1.3)
Projected benefit obligation at December 31,	441.8	466.1	9.7	11.1
Change in plan assets
Fair value of plan assets at January 1,	363.5	399.0	10.7	10.7
Actual return on plan assets	1.3	30.6	—	1.0
Employer contributions	6.9	7.0	0.2	0.2
Other disbursements	—	(0.9)	—	—
Settlements	—	(31.8)	—	—
Benefits paid	(39.8)	(40.4)	(0.2)	(1.2)
Fair value of plan assets at December 31,	331.9	363.5	10.7	10.7
Funded status of plan	$(109.9)	$(102.6)	$1.0	$(0.4)

The accumulated benefit obligation for the USRIP and supplemental retirement plans was $441.8 million at December 31, 2024. The accumulated benefit obligation for the USRIP and supplemental retirement plans was $466.1 million at December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2024, the USRIP had projected benefit obligations and accumulated benefit obligations in excess of the plan's respective assets. The fair value of plan assets for this plan were $331.9 million and the projected benefit obligation and accumulated benefit obligation were $357.4 million at December 31, 2024.

At December 31, 2024, our supplemental retirement plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation and accumulated benefit obligation for these plans in the aggregate were $84.4 million and these plans did not have any plan assets at December 31, 2024.

At December 31, 2023, the USRIP had projected benefit obligations and accumulated benefit obligations in excess of the plan's respective assets. The fair value of plan assets for this plan were $363.5 million and the projected benefit obligation and accumulated benefit obligation were $377.9 million at December 31, 2023.

At December 31, 2023, our supplemental retirement plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation and accumulated benefit obligation for these plans in the aggregate were $88.2 million and these plans did not have any plan assets at December 31, 2023.

The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheets at December 31, 2024 and 2023:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Amounts recognized in the statements of financial position consist of:	(In millions)
Noncurrent assets	$—	$—	$2.2	$0.9
Current liabilities	(7.1)	(6.7)	(0.1)	(0.1)
Long-term liabilities	(102.8)	(95.9)	(1.1)	(1.2)
Net amount recognized	$(109.9)	$(102.6)	$1.0	$(0.4)

At December 31, 2024 and 2023 amounts included in accumulated other comprehensive loss related to pension benefit plans consisted of prior service cost of $3.5 million and $3.6 million, net of accumulated taxes of $1.1 million and $1.2 million, respectively. For the twelve months ended December 31, 2024 and 2023, we recognized a loss of $11.6 million and $0.1 million, respectively, through net periodic benefit cost related to the annual mark-to-market remeasurement of our pension and postretirement plans. For the twelve months ended December 31, 2024 and 2023, amounts recognized through net periodic benefit cost related to prior service cost, curtailments and settlements were not material.

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
	(In millions)
Service cost	$0.8	$1.2	$1.5	$0.1	$0.1	$0.2
Interest cost	24.2	27.4	20.1	0.6	0.7	0.5
Expected return on plan assets	(22.5)	(22.8)	(24.8)	(0.7)	(0.6)	(0.7)
Amortization of prior service cost	0.6	0.4	(1.7)	(0.5)	(0.5)	(0.5)
Recognized actuarial loss (gain) - mark to market	11.7	1.9	(2.7)	(0.1)	(1.8)	0.5
Settlements	—	—	(1.0)	—	—	—
Total net periodic benefit cost (income)	$14.8	$8.1	$(8.6)	$(0.6)	$(2.1)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31,	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Discount rate	5.79%	5.44%	5.57%	5.37%
Rate of compensation increase	6.00%	6.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost at December 31,	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
Discount rate	5.44%	5.71%	2.85%	5.37%	5.65%	2.86%
Expected return on plan assets	6.50%	6.00%	4.27%	6.50%	6.00%	4.60%
Rate of compensation increase	6.00%	6.00%	6.00%	N/A	N/A	N/A

Mortality Rates. During 2021, we adopted the MP-2021 mortality improvement projections in determining the liability for the U.S. plans. During 2022, 2023 and 2024, we continued to use the MP-2021 mortality projection scale as a new version has not been issued since 2021.
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

Expected and Actual Return on Plan Assets.  We use a mark-to-market approach to recognize actuarial gains and losses and expected return on plan assets for our defined benefit pension and other postretirement benefit plans. Under this accounting principle, the expected returns on plan assets are used to estimate pension expense throughout the year and remeasurement of the projected benefit obligation and plan assets are immediately recognized in earnings through net periodic benefit cost within Other (expense) income, net on the Consolidated Statements of Income with pension and postretirement plans remeasured annually in the fourth quarter.

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2024:

Years ending December 31,	U.S. Defined Benefit Plans	Other Benefit Plans
	(In millions)
2025	$40.8	$1.2
2026	$40.4	$1.2
2027	$39.9	$1.1
2028	$39.0	$1.1
2029	$38.0	$1.0
Next five fiscal years to December 31, 2034	$173.1	$4.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Plan Assets.  The fair value of the pension assets at December 31, 2024 and 2023 are as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(2)	$34.2	$—	$34.2	$—
International Equity	(2)	14.3	—	14.3	—
Fixed Income	(2)	193.0	—	193.0	—
Private Equity	(3)	13.3	—	—	13.3
Real Assets	(4)	4.5	—	—	4.5
Cash	(1)	3.8	3.8	—	—
Total plan assets in the fair value hierarchy		$263.1	$3.8	$241.5	$17.8
Investments measured at net asset value	(5)	68.8
Total plan assets		$331.9

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(2)	$40.9	$—	$40.9	$—
International Equity	(2)	35.6	—	35.6	—
Fixed Income	(2)	243.3	—	243.3	—
Private Equity	(3)	13.8	—	—	13.8
Real Assets	(4)	4.8	—	—	4.8
Cash	(1)	25.1	25.1	—	—
Total plan assets		$363.5	$25.1	$319.8	$18.6

(1)Fair value is based on observable market prices for the assets.

(2)For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company-specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period. As of both December 31, 2024 and 2023, we had $10.0 million of remaining commitments related to these private equity investments.

(4)The fair value of Real Assets are reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams and comparable market sales. As of both December 31, 2024 and 2023, we had $0.2 million of remaining commitments related to the real asset investments.

(5)In accordance with FASB ASC Subtopic 820-10, certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
table are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets presented in the funded status reconciliation. Investments measured at net asset value include Diversified Credit and Real Assets.

The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs for the years ended December 31, 2024 and 2023:

	Private Equity	Real Assets
	(In millions)
Balance at December 31, 2022	$13.1	$4.8
Return on plan assets:
Unrealized	0.7	—
Realized	(0.3)	—
Purchases	1.7	—
Sales	(1.4)	—
Balance at December 31, 2023	$13.8	$4.8
Return on plan assets:
Unrealized	$—	$(0.1)
Realized	0.4	0.1
Purchases	0.5	—
Sales	(1.4)	(0.3)
Balance at December 31, 2024	$13.3	$4.5

The fair value of the postretirement assets at December 31, 2024 and 2023 are as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(2)	$1.1	$—	$1.1	$—
International Equity	(2)	0.5	—	0.5	—
Fixed Income	(2)	6.2	—	6.2	—
Private Equity	(3)	0.4	—	—	0.4
Real Assets	(4)	0.2	—	—	0.2
Cash	(1)	0.1	0.1	—	—
Total plan assets in the fair value hierarchy		$8.5	$0.1	$7.8	$0.6
Investments measured at net asset value	(5)	2.2
Total plan assets		$10.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(2)	$1.2	$—	$1.2	$—
International Equity	(2)	1.0	—	1.0	—
Fixed Income	(2)	7.2	—	7.2	—
Private Equity	(3)	0.4	—	—	0.4
Real Assets	(4)	0.1	—	—	0.1
Cash	(1)	0.8	0.8	—	—
Total plan assets		$10.7	$0.8	$9.4	$0.5

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

(5)In accordance with FASB ASC Subtopic 820-10, certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets presented in the funded status reconciliation. Investments measured at net asset value include Diversified Credit and Real Assets.

Gross realized and unrealized gains and losses, purchases and sales for Level 3 postretirement assets were not material for the twelve months ended December 31, 2024.

USRIP Investment and Asset Allocation Strategies.  The primary goal of the asset allocation strategy of the USRIP is to produce a total investment return which will satisfy future annual cash benefit payments to participants and minimize future contributions from the Company. Additionally, this strategy will diversify the plan assets to minimize nonsystemic risk and provide reasonable assurance that no single security or class of security will have a disproportionate negative impact on the USRIP. Investment managers are required to abide by the provisions of ERISA. Standards of performance for each manager include an expected return versus an assigned benchmark, a measure of volatility and a time period of evaluation.

The asset allocation strategy and investment manager recommendations are determined by the Investment Committee, with the advice of our external advisor. The asset allocation and ranges are approved by our in-house Investment Committee and plan Administrators, who are Named Fiduciaries under ERISA.

In an effort to meet asset allocation and funded status objectives of the USRIP, assets are categorized as Liability-Hedging Assets and Return-Seeking Assets. As of December 31, 2024, the approved allocation ranges are set forth in the table below, with a 60% targeted allocation to Liability-Hedging Assets and a 40% targeted allocation to Return-Seeking Assets. Liability-Hedging Assets represent investments which are meant to provide a hedge relative to the USRIP’s liabilities and consist primarily of fixed income securities. Return-Seeking Assets include any asset class not intended to hedge the USRIP’s liabilities. At December 31, 2024, these assets included domestic and international equities, private equity (including secondary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
private equity), real assets and diversified credit. The diversified credit strategy invests in a diversified portfolio of credit assets, including securitized, corporate, high yield, and emerging market debt, among others. Additionally, the USRIP allows certain of their managers, subject to specific risk constraints, to utilize derivative instruments in order to enhance asset return, reduce volatility or both. Derivatives are primarily employed by the USRIP in their fixed income portfolios and in the hedge fund-of-funds area. Derivatives can be used for hedging purposes to reduce risk.

No shares of Equifax common stock were directly owned by the USRIP at December 31, 2024 or 2023. Not more than 5% of the portfolio (at cost), and 10% of the equity portfolio’s market value, shall be invested in the securities of any one issuer, except the U.S. Government and U.S. Government Agencies.

The following asset allocation ranges and actual allocations were in effect as of December 31, 2024 and 2023:

	Range		Actual
USRIP	2024	2023	2024	2023
U.S. Equity	0% - 20%	0% - 20%	10.3%	11.3%
International Equity	0% - 10%	0% - 10%	4.3%	9.8%
Private Equity	0% - 10%	0% - 10%	4.0%	3.8%
Hedge Funds	0% - 10%	0% - 10%	—%	—%
Real Assets	5% - 20%	0% - 10%	11.7%	1.3%
Diversified Credit	5% - 20%	0% - 0%	10.4%	—%
Fixed Income	45% - 90%	65% - 100%	58.1%	67.0%
Cash	0% - 15%	0% - 15%	1.2%	6.8%

Equifax Retirement Savings Plans.  Equifax sponsors a U.S. tax qualified defined contribution plan, the Equifax Inc. 401(k) Plan. Beginning with the 2019 plan year, we provide a discretionary match of participants’ contributions, up to five or six percent of employees' eligible pay depending on certain eligibility rules under the 401(k) Plan. Company contributions for the 401(k) Plan during the twelve months ended December 31, 2024, 2023 and 2022 were $37.8 million, $38.3 million and $38.1 million, respectively.

Foreign Retirement Plans.  We also maintain defined contribution plans for certain employees in Canada and meet certain compulsory contribution requirements to retirement funds for employees in Australia, the U.K. and Ireland. For the years ended December 31, 2024, 2023 and 2022, our contributions related to these plans were $14.8 million, $15.2 million and $15.0 million, respectively.

Deferred Compensation Plans.  We maintain deferred compensation plans that allow for certain management employees and the Equifax Board of Directors to defer the receipt of compensation (such as salary, incentive compensation or shares payable under vested restricted stock units and performance shares) until a later date based on the terms of the plans. The Company also makes contributions to the accounts of certain executives who are not eligible to participate in either of these supplemental retirement plans. The benefits under our deferred compensation plans are guaranteed by the assets of a grantor trust which, through our funding, make investments in certain mutual funds. The purpose of this trust is to ensure, subject to the claims of the Company’s creditors in the event of the Company’s insolvency, the distribution of benefits accrued by participants of the deferred compensation plans, and to ensure full funding, upon a change in control, of the present value of accrued benefits payable to participants or beneficiaries under the plans.

Annual Incentive Plan.  We have a shareholder-approved Annual Incentive Plan, which is a component of the Omnibus Plans, for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share, revenue and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $123.3 million and $88.0 million at December 31, 2024 and 2023, respectively.

Employee Benefit Trusts.  We maintain two employee benefit trusts for the purpose of satisfying obligations under our supplemental retirement plans. One of these trusts held 0.6 million shares of Equifax stock with a value, at cost, of $5.9 million at both December 31, 2024 and December 31, 2023, as well as cash, which was not material for both periods presented. These employee benefits trust assets are dedicated to ensure the payment of benefits accrued under our supplemental retirement plans, and to ensure full funding of the accrued benefits in case of a change in control, as defined in the trust agreements. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assets in these plan trusts which are recorded on our Consolidated Balance Sheets are subject to creditor’s claims in case of insolvency of Equifax Inc.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the twelve months ended December 31, 2024 and 2023 are as follows:

	Foreign currency translation adjustment	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2022	$(469.3)	$(3.4)	$(1.0)	$(473.7)
Other comprehensive income before reclassifications	42.6	—	0.1	42.7
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	—	(0.2)
Balance, December 31, 2023	(426.7)	(3.6)	(0.9)	(431.2)
Other comprehensive (loss) income before reclassifications	(291.7)	—	0.1	(291.6)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	—	0.1
Balance, December 31, 2024	$(718.4)	$(3.5)	$(0.8)	$(722.7)

 The change in accumulated other comprehensive loss related to noncontrolling interests including redeemable noncontrolling interests for the twelve months ended December 31, 2024 was $29.3 million, primarily related to foreign currency translation adjustment. Changes in accumulated other comprehensive loss related to noncontrolling interests including redeemable noncontrolling interests were not material for the twelve months ended December 31, 2023.

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

During the twelve months ended December 31, 2024, we recorded $48.0 million of restructuring charges for the realignment of resources and other costs, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. These charges were recorded to general corporate expense and predominantly relate to our efforts to complete our technology transformation in order to support the Company’s strategic objectives. As of December 31, 2024, $31.8 million of the 2024 restructuring charges have been paid.

During the twelve months ended December 31, 2023, we recorded $37.6 million of restructuring charges, all of which were recorded in selling, general and administrative expenses on our Consolidated Statements of Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and primarily relate to a reduction in headcount and contract termination and associated costs. As of December 31, 2024, payments for the 2023 restructuring charge were substantially completed.

In the fourth quarter of 2022, we recorded $24.0 million of restructuring charges, all of which were recorded in selling, general and administrative expenses on our Consolidated Statements of Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s strategic objectives and primarily relate to a reduction in headcount. As of December 31, 2024, payments for the 2022 restructuring charge were substantially completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes during the twelve months ended December 31, 2024 in the liabilities associated with the restructuring charges recorded during 2023 and 2024, including expenses incurred and cash payments, are as follows:

Restructuring charges:	Liability balance as of 12/31/2023	Expenses Incurred	Cash Payments	Liability balance as of 12/31/2024
	(In millions)
Severance costs	$13.4	$32.4	$(30.2)	$15.6
Contract terminations and other associated costs	4.9	14.2	(17.1)	2.0
Other exit and disposal costs	—	1.4	(1.4)	—
Total	$18.3	$48.0	$(48.7)	$17.6

The changes during the twelve months ended December 31, 2023 in the liabilities associated with the restructuring charges recorded during 2023, including expenses incurred and cash payments, are as follows:

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

Lease expense for operating leases was $50.0 million, $40.7 million and $42.2 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively. Our leases have remaining lease terms of one year to ten years, some of which may include options to extend the lease term up to five years and some of which may include options to terminate leases within one year. We have elected to not record operating lease ROU assets and liabilities for short-term leases that have a term of twelve months or less. Our lease expense includes our short-term lease cost which is not material to our Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other information related to our operating leases was as follows:

Twelve Months Ended December 31, 2024	Amount
(in millions, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$31.7
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$53.8

Weighted Average Remaining Lease Term	5.7
Weighted Average Discount Rate	5.0%

Estimated future minimum payment obligations for non-cancelable operating leases are as follows as of December 31, 2024:

Years ending December 31,	Amount
(In millions)
2025	$36.6
2026	32.1
2027	24.6
2028	17.7
2029	13.0
Thereafter	33.0
$157.0

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

13. SEGMENT INFORMATION

Reportable Segments.  We manage our business and report our financial results through the following three reportable segments, which are the same as our operating segments:

•Workforce Solutions
•U.S. Information Solutions
•International

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies (see Note 1). We evaluate the performance of these reportable segments based on their operating revenue, operating income and operating margins, excluding any unusual or infrequent items, if any. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. Inter-segment sales, expenses and transfers are not material for all periods presented. All transactions between segments are accounted for at fair market value or cost depending on the nature of the transaction and no timing differences occur between segments.

Resources are allocated and performance is assessed by our CEO, whom we have determined to be our Chief Operating Decision Maker ("CODM"). The Company prepares a budget of expected financial performance for each of its operating segments on an annual basis. The CODM considers actual results of operating income to those budgeted for each of the operating segments to assess segment performance and decide how to allocate resources.

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

International.  We operate in the following regions: Latin America, Europe, Asia Pacific, and Canada. The International segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit and other marketing products and services. In Asia Pacific, Europe and Latin America, we also provide information, technology and services to support debt collections and recovery management. In Europe and Canada, we also provide credit monitoring products to resellers or directly to consumers.

Segment information for the twelve months ended December 31, 2024, 2023 and 2022 and as of December 31, 2024 and 2023 is as follows:

	Twelve Months Ended December 31, 2024
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$2,433.8	$1,893.0	$1,354.3	$5,681.1

Less: (1)
Cost of services	883.4	861.1	637.4	2,381.9
Selling, general and administrative expenses	318.7	390.2	359.7	1,068.6
Depreciation and amortization expenses	178.4	237.3	176.0	591.7
Operating Income	$1,053.3	$404.4	$181.2	$1,638.9

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(596.8)
Other expense, net				(2.5)
Interest expense (3)				(229.1)
Consolidated income before income taxes				$810.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31, 2023
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$2,315.8	$1,720.4	$1,229.0	$5,265.2

Less: (1)
Cost of services	830.9	751.5	579.0	2,161.4
Selling, general and administrative expenses	339.1	398.1	334.6	1,071.8
Depreciation and amortization expenses	176.5	205.8	147.6	529.9
Operating Income	$969.3	$365.0	$167.8	$1,502.1

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(568.5)
Other income, net				25.7
Interest expense (3)				(241.4)
Consolidated income before income taxes				$717.9

	Twelve Months Ended December 31, 2022
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$2,325.4	$1,657.7	$1,139.1	$5,122.2

Less: (1)
Cost of services	794.9	668.0	557.0	2,019.9
Selling, general and administrative expenses	362.3	396.2	303.1	1,061.6
Depreciation and amortization expenses	162.2	191.4	132.0	485.6
Operating Income	$1,006.0	$402.1	$147.0	$1,555.1

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(499.1)
Other income, net				56.7
Interest expense (3)				(183.0)
Consolidated income before income taxes				$929.7

(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)General corporate expenses include corporate depreciation and amortization expenses that are not related to a specific business unit and are incurred at the corporate level, as well as unallocated costs incurred at the corporate level and those expenses impacted by the overall management and strategic choices of the company, including shared services overhead, technology, security, data and analytics, administrative, legal, restructuring charges to the extent reported in the period, and the portion of management incentive compensation determined by total company-wide performance.
(3)Interest expense includes interest incurred on our outstanding debt agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
Total assets:	2024	2023
	(In millions)
Workforce Solutions	$4,104.9	$4,144.7
U.S. Information Solutions	3,386.2	3,296.1
International	3,451.6	3,909.0
General Corporate	816.7	930.2
Total assets	$11,759.4	$12,280.0

	Twelve Months Ended December 31,
Capital expenditures:	2024	2023	2022
	(In millions)
Workforce Solutions	$96.0	$127.5	$113.5
U.S. Information Solutions	161.2	131.3	125.7
International	127.5	121.5	144.8
General Corporate	111.2	205.5	233.4
Total capital expenditures*	$495.9	$585.8	$617.4
*Amounts above include accruals for capital expenditures.

Financial information by geographic area is as follows:

	Twelve Months Ended December 31,
	2024		2023		2022
			(In millions)
Operating revenue:	Amount	%	Amount	%	Amount	%
U.S.	$4,326.8	76%	$4,036.2	77%	$3,983.1	78%
Australia	309.1	5%	317.6	6%	325.2	6%
U.K.	302.8	5%	265.8	5%	265.5	5%
Canada	264.9	5%	259.6	5%	256.1	5%
Other	477.5	9%	386.0	7%	292.3	6%
Total operating revenue	$5,681.1	100%	$5,265.2	100%	$5,122.2	100%

	December 31,
	2024		2023
		(In millions)
Long-lived assets:	Amount	%	Amount	%
U.S.	$7,378.9	71%	$7,460.9	68%
Australia	1,546.1	15%	1,732.3	16%
Brazil	513.1	5%	743.9	7%
U.K.	281.7	3%	283.9	3%
Canada	210.6	2%	224.2	2%
Other	468.4	4%	478.5	4%
Total long-lived assets	$10,398.8	100%	$10,923.7	100%

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

Our management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment using those criteria, our management concluded that, as of December 31, 2024, Equifax’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors. The effectiveness of Equifax’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, Equifax’s independent registered public accounting firm, as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on page 55.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans of Directors and Executive Officers

The following table describes any contracts, instructions or written plans for the sale or purchase of Equifax securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarter ended December 31, 2024:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Sunil Bindal, Executive Vice President, Chief Corporate Development Officer	11/7/2024	11/28/2025	Sale of up to 5,233 shares of common stock in multiple transactions
Julia A. Houston, Executive Vice President, Chief Strategy and Marketing Officer	11/13/2024	5/30/2025	Sale of up to 5,000 shares of common stock in multiple transactions
Mark W. Begor, Chief Executive Officer	11/14/2024	10/28/2025	Sale of up to 181,105 shares of common stock in multiple transactions
John W. Gamble, Jr., Executive Vice President, Chief Financial Officer and Chief Operations Officer	11/25/2024	5/7/2025	Sale of up to 5,500 shares of common stock in multiple transactions

(1) A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.

During the quarter ended December 31, 2024, none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information about our executive officers shown below, the information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”) under the sections entitled “Proposal 1, Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Leadership and Corporate Governance—Committees of the Board of Directors” and “Insider Trading Policy.”

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

Mark W. Begor (66) has been our Chief Executive Officer and a member of the Board of Directors since April 2018. Prior thereto, he was a Managing Director in the Industrial and Business Services group at Warburg Pincus, a global private equity investment firm, since June 2016. Prior to Warburg Pincus, Mr. Begor spent 35 years at General Electric Company (“GE”), a global industrial and financial services company, in a variety of operating and financial roles. During his career at GE, Mr. Begor served in a variety of roles leading multibillion dollar units of the company, including President and CEO of GE Energy Management from 2014 to 2016, President and CEO of GE Capital Real Estate from 2011 to 2014, and President and CEO of GE Capital Retail Finance (Synchrony Financial) from 2002 to 2011. Mr. Begor served on the Fair Isaac Corporation (FICO) board of directors from 2016 to 2018. He currently serves on the board of directors of NCR Atleos Corp.

Sunil Bindal (50) has been our Executive Vice President, Chief Corporate Development Officer since October 2020. Prior to joining Equifax, Mr. Bindal served as Senior Vice President, Global Head of Mergers and Acquisitions and Corporate Development, at Total System Services since July 2018. Prior thereto, he served as Vice President of Corporate Development at Broadridge Financial Solutions since August 2015. Prior thereto, he served as Director, Technology Mergers and Acquisitions, of Credit Suisse since July 2006.

Chad M. Borton (54) has been our Executive Vice President, President, Workforce Solutions since May 2024. Prior to joining Equifax, Mr. Borton served as President of SoFi Bank at SoFi Technologies, Inc. from September 2021 to April 2024. Prior thereto, he was President of USAA Bank and Vice Chairman of USAA Federal Savings Bank Board of Directors, from May 2017 to March 2021. Prior thereto, he held a variety of leadership roles with Fifth Third Bank, JPMorgan Chase and Wachovia Corporation, since 2001. He is also an active duty U.S. army veteran.

Carla Chaney (54) has been our Executive Vice President, Chief Human Resources Officer since April 2019. Prior thereto, she served as Executive Vice President, Human Resources and Communications of Graphic Packaging Holding Company and Graphic Packaging International, since February 2012. Prior thereto, she held a variety of leadership roles with Exide Technologies and Newell Rubbermaid, Inc., since 2004.

Jamil Farshchi (47) has been our Executive Vice President, Chief Information Security Officer and Chief Technology Officer since December 2024. Prior thereto, he was our Executive Vice President, Chief Information Security Officer since February 2018. Prior to joining Equifax, Mr. Farshchi served as Chief Information Security Officer at The Home Depot since April 2015. Prior thereto, he was the first Global Chief Information Security Officer at Time Warner Inc., from August 2014 to March 2015. Prior thereto, he was the Vice President of Global Information Security at Visa Inc. from August 2011 to August 2014. Mr. Farshchi has also held senior roles at Los Alamos National Laboratory, Sitel Corporation, Nextwave Broadband and NASA. He currently serves on the board of directors of UKG Inc., is a strategic advisor for the FBI and serves on the board of directors for the National Technology Security Coalition.

John W. Gamble, Jr. (62) has been our Executive Vice President, Chief Financial Officer and Chief Operations Officer since February 2021. Prior thereto, he was Corporate Vice President and Chief Financial Officer since May 2014. Prior to that, Mr. Gamble was Executive Vice President and Chief Financial Officer of Lexmark International, Inc., a global provider of document solutions, enterprise content management software and services, printers and multifunction printers, from September 2005 until May 2014.

Todd Horvath (51) has been our Executive Vice President, President, U.S. Information Solutions since March 2023. Prior to joining Equifax, Mr. Horvath served in roles of increasing responsibility at Fiserv from 2017-2023, most recently serving as Co-Head of the Fiserv Banking Organization. Prior to that, Mr. Horvath served in various international leadership roles at Automatic Data Processing from 2001-2017. Prior thereto, he was General Director, Venezuela Operations at Sharp Image Gaming in 2001.

Julia A. Houston (54) has been our Executive Vice President, Chief Strategy and Marketing Officer since March 2021. Prior thereto, she was our Chief Transformation Officer since October 2017. Prior thereto, she was Senior Vice President, U.S. Legal, since October 2013. Prior to joining Equifax, Ms. Houston was Senior Vice President, General Counsel and Corporate Secretary at Convergys Corporation, from 2011 to 2013. Prior thereto, she served in roles of increasing responsibility at Mirant Corporation from 2004 to 2010, ultimately serving as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary.

 John J. Kelley III (64) has been our Executive Vice President, Chief Legal Officer and Corporate Secretary since January 2013. Prior to joining Equifax, Mr. Kelley was a senior partner in the Corporate Practice Group of the law firm of King & Spalding LLP. Mr. Kelley currently serves on the board of directors of Beazer Homes USA, Inc.

Cecilia H. Mao (50) has been our Executive Vice President, Chief Product Officer since February 2024. Prior thereto, she was our Chief Product Officer since May 2020. Prior to joining Equifax, Ms. Mao served as Vice President of Product at Oracle Data Cloud from December 2016 to May 2020, where she led teams in business strategy, product management and delivery for identity, data management platform and digital data products. Prior thereto, she held various product management roles on decision and analytics for over a decade at FICO and Verisk Analytics, Inc. Ms. Mao currently serves on the board of directors of Cboe Global Markets, Inc.

Lisa M. Nelson (61) has been our Executive Vice President, President, International since June 2021. Prior thereto, she served as Group Managing Director, Equifax Australia and New Zealand, since August 2019. Prior thereto, she served as President and General Manager, Equifax Canada, since January 2015. Prior thereto, she served as Senior Vice President, Enterprise Alliance Leader of Equifax U.S. Information Solutions, since November 2011. Prior to joining Equifax, she served as Vice President, Global Scoring Solutions of FICO, since August 2004. Ms. Nelson currently serves on the board of directors of Jack Henry & Associates, Inc.

Harald Schneider (51) has been our Executive Vice President, Chief Data & Analytics Officer since February 2024. Prior thereto, he was our Chief Data & Analytics Officer since May 2022. Prior to joining Equifax, Mr. Schneider served as Global Head of Data Products at Visa Inc. from August 2018 to May 2022. Prior thereto, he served as Chief Analytics Officer at Tandem Bank in the U.K. from September 2016 to April 2018. Prior thereto, he held various international data and business leadership roles at Capital One Financial Corporation, Citigroup Inc. and Pardus Capital Management.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the information that will be contained in our 2025 Proxy Statement under the sections entitled “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the information that will be contained in our 2025 Proxy Statement under the sections entitled “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the information that will be contained in our 2025 Proxy Statement under the sections entitled “Board Leadership & Corporate Governance—Director

Independence, ” “Related Person Transaction Policy” and “Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Shareholders.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the information that will be contained in our 2025 Proxy Statement under the section entitled “Proposal 3, Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for 2025.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of Documents Filed as a Part of This Report:
(1)    Financial Statements. The following financial statements are included in Item 8 of Part II:

•Consolidated Balance Sheets — December 31, 2024 and 2023;
•Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022;
•Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022;
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022;
•Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Loss for the Years Ended December 31, 2024, 2023 and 2022; and
•Notes to Consolidated Financial Statements.

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

Instruments Defining the Rights of Security Holders, Including Indentures

4.1
Indenture dated as of June 29, 1998, between Equifax Inc. and The First National Bank of Chicago, Trustee (the “1998 Indenture”) (under which Equifax’s 6.9% Debentures due 2028 were issued) (incorporated by reference to Exhibit 4.4 to Equifax’s Form 10-K filed March 31, 1999).

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

4.12
Credit Agreement, dated as of August 25, 2021, by and among Equifax Inc., Equifax Limited, Equifax Canada Co., Equifax International Treasury Services Unlimited Company and Equifax Australia Holdings Pty Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed August 31, 2021).

4.13
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

4.14
Second Amendment to Credit Agreement, dated as of May 24, 2024, by and between Equifax Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Equifax's Form 10-Q filed July 22, 2024).

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

10.8	Amendment No. 1 to Equifax Inc. 2008 Omnibus Incentive Plan, effective February 6, 2017 (incorporated by reference to Exhibit 10.8 to Equifax’s Form 10-K filed February 25, 2021).
10.9	Amendment No. 2 to Equifax Inc. 2008 Omnibus Incentive Plan, effective November 4, 2020 (incorporated by reference to Exhibit 10.9 to Equifax’s Form 10-K filed February 25, 2021).
10.10	Equifax Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Annex C to Equifax's definitive proxy statement on Schedule 14A filed March 23, 2023).
10.11*	Amendment No. 1 to Equifax Inc. 2023 Omnibus Incentive Plan, effective November 20, 2024.
10.12
Form of Non-Qualified Stock Option Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Equifax’s form 10-K filed February 22, 2013).

10.13	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 to Equifax’s Form 10-K filed February 25, 2021).

10.14	Equifax Inc. Director Deferred Compensation Plan, as amended through November 5, 2020. (incorporated by reference to Exhibit 10.12 to Equifax’s Form 10-K filed February 25, 2021).
10.15
Equifax Grantor Trust dated as of January 23, 2014, between Equifax Inc. and Principal Trust Company, Trustee, relating to supplemental deferred compensation and phantom stock benefits (incorporated by reference to Exhibit 10.13 to Equifax’s Form 10-K filed February 25, 2021).

10.16	Equifax Inc. Director and Executive Stock Deferral Plan, as amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10.14 to Equifax’s Form 10-K filed February 25, 2021).
10.17
Amendment No. 1 to Equifax Inc. Director and Executive Stock Deferral Plan, effective as of November 4, 2020 (incorporated by reference to Exhibit 10.15 to Equifax’s Form 10-K filed February 25, 2021).

10.18
Amendment No. 2 to Equifax Inc. Director and Executive Stock Deferral Plan, effective as of December 2, 2021 (incorporated by reference to Exhibit 10.16 to Equifax's Form 10-K filed February 24, 2022).

10.19	Equifax 2005 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed July 28, 2016).
10.20	Amendment No. 1 to Equifax 2005 Executive Deferred Compensation Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed July 28, 2016).
10.21	Amendment No. 2 to Equifax 2005 Executive Deferred Compensation plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.27 to Equifax’s Form 10-K filed March 1, 2018).
10.22	Amendment No. 3 to Equifax 2005 Executive Deferred Compensation Plan, effective as of November 4, 2020 (incorporated by reference to Exhibit 10.19 to Equifax’s Form 10-K filed February 25, 2021).
10.23	Amendment No. 4 to Equifax 2005 Executive Deferred Compensation Plan, effective as of May 5, 2021 (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed July 22, 2021).
10.24	Equifax Inc. Employee Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to Equifax’s Form S-8 filed November 24, 2021).
10.25	Equifax Inc. Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to Equifax's Form 10-K filed February 24, 2022).
10.26
Form of Non-Qualified Stock Option Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in February 2017) (incorporated by reference to Exhibit 10.4 to Equifax’s Form 10-Q filed April 27, 2017).

10.27	Employment Agreement, dated March 27, 2018, between the Company and Mark W. Begor (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed March 28, 2018).
10.28	Letter Agreement, dated February 4, 2021, between the Company and Mark W. Begor (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed February 9, 2021).
10.29	Letter Agreement, dated November 7, 2024, between the Company and Mark W. Begor (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed November 8, 2024).
10.30
Form of Non-Qualified Stock Option Award Agreement (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in March 2018 to January 2021) (incorporated by reference to Exhibit 10.3 to Equifax’s Form 10-Q filed April 26, 2018).

10.31
Form of Restricted Stock Unit Award Agreement (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in February 2021) (incorporated by reference to Exhibit 10.1 to Equifax’s Form 10-Q filed April 22, 2021).

10.32
Form of Premium-Priced Stock Option Award Agreement (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in February 2021) (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed April 22, 2021).

10.33
Form of Performance Share Award Agreement (TSR) (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in February 2021) (incorporated by reference to Exhibit 10.3 to Equifax’s Form 10-Q filed April 22, 2021).

10.34
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

10.36
Form of Performance Share Award Agreement (TSR) (Senior Leadership Team) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in February 2021) (incorporated by reference to Exhibit 10.6 to Equifax’s Form 10-Q filed April 22, 2021).

10.37	Equifax Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed February 27, 2019).

10.38	Equifax Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to 10.1 to Equifax's Form 10-Q filed October 21, 2024).
10.39	Amendment No. 1 to the Equifax Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Equifax’s Form 10-Q filed October 21, 2024).
10.40
Form of Performance Share Award Agreement (Adjusted EBITDA) (CEO) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in or after February 2022) (incorporated by reference to Exhibit 10.1 to Equifax's Form 10-Q filed April 21, 2022).

10.41
Form of Performance Share Award Agreement (Adjusted EBITDA) (SLT) under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for awards granted in February 2022) (incorporated by reference to Exhibit 10.2 to Equifax's Form 10-Q filed April 21, 2022).

10.42
Performance Share Award Agreement (TSR) between Equifax Inc. and Mark Begor under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for award granted on July 29, 2022) (incorporated by reference to Exhibit 10.1 to Equifax's Form 10-Q filed October 20, 2022).

10.43
Premium-Priced Stock Option Award Agreement between Equifax Inc. and Mark Begor under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for award granted on July 29, 2022) (incorporated by reference to Exhibit 10.2 to Equifax's Form 10-Q filed October 20, 2022).

10.44
Restricted Stock Unit Award Agreement between Equifax Inc. and Mark Begor under the Equifax Inc. Amended and Restated 2008 Omnibus Incentive Plan (for award granted on July 29, 2022) (incorporated by reference to Exhibit 10.3 to Equifax's Form 10-Q filed October 20, 2022).

Material Contracts

10.45**
Settlement Agreement and Release dated July 22, 2019 between the Company and the Settlement Class Representatives (as defined therein) (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed July 22, 2019).

10.46**
Stipulated Order for Permanent Injunction and Monetary Judgment dated July 19, 2019 between the Company and the Federal Trade Commission (incorporated by reference to Exhibit 10.2 to Equifax’s Form 8-K filed July 22, 2019).

10.47**
Stipulated Order for Permanent Injunction and Monetary Judgment dated July 19, 2019 between the Company and the Bureau of Consumer Financial Protection (incorporated by reference to Exhibit 10.3 to Equifax’s Form 8-K filed July 22, 2019).

10.48**
Final Judgment and Consent Decree dated July 19, 2019 between the Company and the State of Alabama, with a schedule of the additional jurisdictions in which such agreement (consent decrees) have been approved that are substantially identical in all material respects (incorporated by reference to Exhibit 10.4 to Equifax’s Form 8-K filed July 22, 2019).

Other Exhibits and Certifications

19*	Equifax Inc. Insider Trading Policy
21.1*	Subsidiaries of Equifax Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
97.1*	Equifax Inc. Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Equifax's Form 10-K filed February 22, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
**Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished as a supplement to the Securities and Exchange Commission upon request.

(c) Financial Statement Schedules. See Item 15(a)(2).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2025.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2025.

/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer and Chief Operations Officer
(Principal Financial Officer)

/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

/s/ Mark L. Feidler
Mark L. Feidler
Director and Non-Executive Chairman

/s/ Karen L. Fichuk
Karen L. Fichuk
Director

/s/ G. Thomas Hough
G. Thomas Hough
Director

/s/ Barbara A. Larson
Barbara A. Larson
Director

/s/ Robert D. Marcus
Robert D. Marcus
Director

/s/ Scott A. McGregor
Scott A. McGregor
Director

/s/ John A. McKinley
John A. McKinley
Director

/s/ Melissa D. Smith
Melissa D. Smith
Director

/s/ Audrey Boone Tillman
Audrey Boone Tillman
Director

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

2024

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$16.7	$15.3	$—	$(15.1)	$16.9
Deferred income tax asset valuation allowance	178.5	20.1	(18.0)	(9.8)	170.8
	$195.2	$35.4	$(18.0)	$(24.9)	$187.7

2023

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$19.1	$11.4	$—	$(13.8)	$16.7
Deferred income tax asset valuation allowance	185.1	(26.9)	2.7	17.6	178.5
	$204.2	$(15.5)	$2.7	$3.8	$195.2

2022

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$13.9	$8.5	$—	$(3.3)	$19.1
Deferred income tax asset valuation allowance	192.0	(15.4)	(9.7)	18.2	185.1
	$205.9	$(6.9)	$(9.7)	$14.9	$204.2