Form 10-Q
period 2025-03-31
EQUIFAX INC
filed 2025-04-22
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No   ☒

On April 4, 2025, there were 124,199,041 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2025

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements that are not historical in nature. All statements that address future operating performance and events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, improvements in our information technology and data security infrastructure, including as a part of our cloud technology transformation, our strategy, the expected financial and operational benefits, synergies and growth from our acquisitions, changes in U.S. and worldwide economic conditions, such as changes in interest rates and inflation, that materially impact consumer spending, home prices, investment values, consumer debt, unemployment rates and the demand for Equifax's products and services, our culture, our ability to innovate, the market acceptance of new products and services and similar statements about our business plans are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections, including without limitation our expectations regarding the Company’s outlook, long-term organic and inorganic growth, and customer acceptance of our business solutions referenced below under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview.” These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024, and those described from time to time in our future reports filed with the United States Securities and Exchange Commission (“SEC”). As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2025	2024
(In millions, except per share amounts)
Operating revenue	$1,442.0	$1,389.4
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	656.7	627.7
Selling, general and administrative expenses	374.9	372.6
Depreciation and amortization	174.6	164.4
Total operating expenses	1,206.2	1,164.7
Operating income	235.8	224.7
Interest expense	(52.9)	(59.7)
Other income, net	2.5	1.6
Consolidated income before income taxes	185.4	166.6
Provision for income taxes	(51.6)	(40.5)
Consolidated net income	133.8	126.1
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(0.7)	(1.2)
Net income attributable to Equifax	$133.1	$124.9
Basic earnings per common share:
Net income attributable to Equifax	$1.07	$1.01
Weighted-average shares used in computing basic earnings per share	124.1	123.5
Diluted earnings per common share:
Net income attributable to Equifax	$1.06	$1.00
Weighted-average shares used in computing diluted earnings per share	125.1	124.8
Dividends per common share	$0.39	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2025			2024
	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total
	(In millions)
Net income	$133.1	$0.7	$133.8	$124.9	$1.2	$126.1
Other comprehensive income (loss):
Foreign currency translation adjustment	65.4	7.9	73.3	(95.4)	(3.5)	(98.9)
Change in cumulative gain from cash flow hedging transactions, net	—	—	—	0.1	—	0.1
Comprehensive income (loss)	$198.5	$8.6	$207.1	$29.6	$(2.3)	$27.3

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except par values)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$195.2	$169.9
Trade accounts receivable, net of allowance for doubtful accounts of $18.2 and $16.9 at March 31, 2025 and December 31, 2024, respectively	1,017.8	957.6
Prepaid expenses	177.7	134.9
Other current assets	85.0	98.2
Total current assets	1,475.7	1,360.6
Property and equipment:
Capitalized internal-use software and system costs	2,863.6	2,817.5
Data processing equipment and furniture	232.9	229.6
Land, buildings and improvements	285.1	285.0
Total property and equipment	3,381.6	3,332.1
Less accumulated depreciation and amortization	(1,492.2)	(1,440.2)
Total property and equipment, net	1,889.4	1,891.9
Goodwill	6,590.5	6,547.8
Indefinite-lived intangible assets	94.7	94.7
Purchased intangible assets, net	1,474.0	1,521.0
Other assets, net	330.5	343.4
Total assets	$11,854.8	$11,759.4
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$639.7	$687.7
Accounts payable	172.3	138.2
Accrued expenses	281.4	251.1
Accrued salaries and bonuses	124.2	215.8
Deferred revenue	136.0	115.5
Other current liabilities	377.3	403.2
Total current liabilities	1,730.9	1,811.5
Long-term debt	4,324.4	4,322.8
Deferred income tax liabilities, net	342.6	351.6
Long-term pension and other postretirement benefit liabilities	106.1	106.7
Other long-term liabilities	238.3	247.2
Total liabilities	6,742.3	6,839.8
Commitments and Contingencies (see Note 6)
Redeemable noncontrolling interests	112.7	105.2
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at March 31, 2025 and December 31, 2024; Outstanding shares - 124.2 and 124.0 at March 31, 2025 and December 31, 2024, respectively	236.6	236.6
Paid-in capital	1,953.0	1,915.2
Retained earnings	6,103.0	6,018.6
Accumulated other comprehensive loss	(657.3)	(722.7)
Treasury stock, at cost, 64.5 shares and 64.7 shares at March 31, 2025 and December 31, 2024, respectively	(2,648.2)	(2,644.9)
Stock held by employee benefits trusts, at cost, 0.6 shares at March 31, 2025 and December 31, 2024	(5.9)	(5.9)
Total Equifax shareholders’ equity	4,981.2	4,796.9
Noncontrolling interests	18.6	17.5
Total shareholders' equity	4,999.8	4,814.4
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$11,854.8	$11,759.4

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In millions)
Operating activities:
Consolidated net income	$133.8	$126.1
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	176.4	166.6
Stock-based compensation expense	33.5	41.2
Deferred income taxes	(3.0)	(17.9)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(55.0)	(102.5)
Other assets, current and long-term	(5.5)	(15.2)
Current and long term liabilities, excluding debt	(56.3)	54.4
Cash provided by operating activities	223.9	252.7
Investing activities:
Capital expenditures	(107.2)	(131.9)
Cash used in investing activities	(107.2)	(131.9)
Financing activities:
Net short-term payments	(48.1)	(83.4)
Payments on long-term debt	—	(4.4)
Dividends paid to Equifax shareholders	(48.5)	(48.2)
Distributions paid to noncontrolling interests	—	(0.4)
Proceeds from exercise of stock options and employee stock purchase plan	12.3	19.9
Payment of taxes related to settlement of equity awards	(11.5)	(15.4)
Cash used in financing activities	(95.8)	(131.9)
Effect of foreign currency exchange rates on cash and cash equivalents	4.4	(4.7)
Increase (decrease) in cash and cash equivalents	25.3	(15.8)
Cash and cash equivalents, beginning of period	169.9	216.8
Cash and cash equivalents, end of period	$195.2	$201.0

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Three Months Ended March 31, 2025

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts		Total Shareholders' Equity
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests
	(In millions, except per share amounts)
Balance, December 31, 2024	124.0	$236.6	$1,915.2	$6,018.6	$(722.7)	$(2,644.9)	$(5.9)	$17.5	$4,814.4
Net income	—	—	—	133.1	—	—	—	0.8	133.9
Other comprehensive income	—	—	—	—	65.4	—	—	0.3	65.7
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	4.1	—	—	(3.3)	—	—	0.8
Cash dividends ($0.39 per share)	—	—	—	(48.7)	—	—	—	—	(48.7)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	33.5	—	—	—	—	—	33.5
Balance, March 31, 2025	124.2	$236.6	$1,953.0	$6,103.0	$(657.3)	$(2,648.2)	$(5.9)	$18.6	$4,999.8

For the Three Months Ended March 31, 2024

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts		Total Shareholders' Equity
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests
	(In millions, except per share amounts)
Balance, December 31, 2023	123.3	$236.6	$1,761.3	$5,608.6	$(431.2)	$(2,635.3)	$(5.9)	$18.3	$4,552.4
Net income	—	—	—	124.9	—	—	—	1.2	126.1
Other comprehensive loss	—	—	—	—	(95.3)	—	—	—	(95.3)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	21.9	—	—	(17.1)	—	—	4.8
Cash dividends ($0.39 per share)	—	—	—	(48.5)	—	—	—	—	(48.5)
Dividends paid to employee benefits trusts	—	—	0.3	—	—	—	—	—	0.3
Stock-based compensation expense	—	—	41.2	—	—	—	—	—	41.2
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance, March 31, 2024	123.6	$236.6	$1,824.7	$5,685.0	$(526.5)	$(2,652.4)	$(5.9)	$19.1	$4,580.6

Accumulated Other Comprehensive Loss consists of the following components:

	March 31, 2025	December 31, 2024
	(In millions)
Foreign currency translation	$(653.0)	$(718.4)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $1.1 at March 31, 2025 and December 31, 2024	(3.5)	(3.5)
Cash flow hedging transactions, net of tax of $0.5 at March 31, 2025 and December 31, 2024	(0.8)	(0.8)
Accumulated other comprehensive loss	$(657.3)	$(722.7)
See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal justice data and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of March 31, 2025, we operated in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom ("U.K."), Uruguay and the United States of America ("U.S."). We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore.

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

Basis of Presentation.  The unaudited Consolidated Financial Statements and the accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of SEC Regulation S-X. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).

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

	Three Months Ended March 31,
	2025	2024
	(In millions)
Weighted-average shares outstanding (basic)	124.1	123.5
Effect of dilutive securities:
Stock options and restricted stock units	1.0	1.3
Weighted-average shares outstanding (diluted)	125.1	124.8

For the three months ended March 31, 2025 and 2024, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of March 31, 2025 and December 31, 2024, the fair value of our long-term debt, including the current portion, based on observable inputs was $4.6 billion and $4.5 billion, respectively, compared to its carrying value of $4.8 billion for both periods.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We did not complete any acquisitions during the three months ended March 31, 2025 or the year ended December 31, 2024.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost and are due in less than a year. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
	2025	2024
	(In millions)
Allowance for doubtful accounts, beginning of period	$16.9	$16.7
Current period bad debt expense	6.0	4.7
Write-offs, net of recoveries	(4.7)	(5.0)
Allowance for doubtful accounts, end of period	$18.2	$16.4

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily include amounts receivable from tax authorities and related to vendor rebates. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2025, these assets were $47.5 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent our investments in unconsolidated affiliates, the Company’s operating lease right-of-use assets, employee benefit trust assets, assets related to life insurance policies covering certain officers of the Company and long-term deferred tax assets.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as interest expense, income taxes, accrued employee benefits, and insurance expense. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2025, these funds were $47.5 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Redeemable Noncontrolling Interest. As part of the merger consideration issued to complete the acquisition of BVS, we issued shares of one of our subsidiaries, thus resulting in a noncontrolling interest. We recognized the noncontrolling interest at fair value at the date of acquisition. These shares were issued with specific rights allowing the holders to sell the shares back to Equifax, at fair value during specified future time periods starting at the fifth anniversary and only when certain conditions exist. Additionally, the shareholder agreements provide Equifax the right to buy the shares back at fair value at future dates beginning after the tenth anniversary of the acquisition, however Equifax is not required to exercise this right at any point.

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

The Company's redeemable noncontrolling interests activities for the three months ended March 31, 2025 are summarized as follows:

	Three Months Ended March 31,
Redeemable noncontrolling interests:	2025	2024
	(In millions)
Redeemable noncontrolling interests, beginning of period	$105.2	$135.1
Net loss attributable to redeemable noncontrolling interest	(0.1)	—
Effect of foreign currency translation attributable to redeemable noncontrolling interest	7.6	(3.5)
Redeemable noncontrolling interests, end of period	$112.7	$131.6

Adoption of New Accounting Standards. Stock Compensation. In March 2024, the FASB issued ASU No. 2024-01 "Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards." The amendments in this update clarify how an entity determines whether a profits interest or similar award (“profits interest award”) is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and should be accounted for in a manner similar to a cash bonus or profit-sharing arrangement under ASC 710 or other ASC topics. The amendments specifically add an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. The fact patterns in the illustrative example focus on the scope conditions in paragraph 718-10-15-3. The illustrative example is intended to reduce (1) complexity in determining whether a profits interest award is subject to the guidance in Topic 718 and (2) existing diversity in practice. The amendments in this update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The adoption of the standard did not have a material impact on our Consolidated Financial Statements.

Recent Accounting Pronouncements. Income Statement — Reporting Comprehensive Income. In November 2024, the FASB issued ASU No. 2024-03 "Disaggregation of Income Statement Expenses." The update requires public business entities to disclose in a tabular format, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. Specified expenses, gains and losses that are already disclosed under existing U.S. GAAP are also required to be included in the disaggregated income statement expense line-item disclosures, and any remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. The ASU is effective for public entities for annual periods with fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We are still evaluating the impact on our financial statement disclosures.

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The new ASU requires public business entities, on an annual basis, to provide a tabular rate reconciliation (using both percentages and reporting currency amounts) of (1) the reported income tax expense (or benefit) from continuing operations, to (2) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal (national) income tax rate of the jurisdiction (country) of domicile using specific categories and separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold. A public business entity is required to provide an explanation, if not otherwise evident, of the individual reconciling items disclosed, such as the nature, effect, and underlying causes of the reconciling items and the judgment used in categorizing the reconciling items. For each annual period presented, the ASU requires all reporting entities to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign. It also requires additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The ASU requires that all reporting entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public entities for annual periods beginning after December 15, 2024. We are still evaluating the impact on our annual financial statement disclosures.

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2025	2024	$	%
	(In millions)
Verification Services	$502.2	$476.5	$25.7	5%
Employer Services	116.4	126.3	(9.9)	(8)%
Total Workforce Solutions	618.6	602.8	15.8	3%
Online Information Solutions	448.1	418.2	29.9	7%
Financial Marketing Services	51.8	47.1	4.7	10%
Total U.S. Information Solutions	499.9	465.3	34.6	7%
Latin America	94.2	91.1	3.1	3%
Europe	86.6	86.2	0.4	—%
Asia Pacific	79.7	78.2	1.5	2%
Canada	63.0	65.8	(2.8)	(4)%
Total International	323.5	321.3	2.2	1%
Total operating revenue	$1,442.0	$1,389.4	$52.6	4%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of March 31, 2025, inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$31.4
1 to 3 years	33.1
3 to 5 years	19.5
Thereafter	11.7
Total remaining performance obligation	$95.7

3. ACQUISITIONS AND INVESTMENTS

We did not complete any acquisitions during the first quarter of 2025 or 2024.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill.  Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of December 1 each year.

Changes in the amount of goodwill for the three months ended March 31, 2025 are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total

Balance, December 31, 2024	$2,519.8	$2,006.2	$2,021.8	$6,547.8
Foreign currency translation	—	—	42.7	42.7
Balance, March 31, 2025	$2,519.8	$2,006.2	$2,064.5	$6,590.5

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of December 1 each year. Our indefinite-lived intangible asset carrying amounts did not change during the three months ended March 31, 2025.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of consumer and commercial data files acquired through our acquisitions of various companies, including a fraud and identity solutions provider and independent credit reporting agencies in the U.S., Australia, Brazil, Canada and Dominican Republic. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2024 Form 10-K.

Purchased intangible assets, net, recorded on our Consolidated Balance Sheets at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,119.7	$(693.3)	$426.4	$1,111.9	$(669.5)	$442.4
Customer relationships	946.5	(502.1)	444.4	937.7	(484.2)	453.5
Proprietary database	701.2	(237.9)	463.3	704.9	(227.6)	477.3
Acquired software and technology	216.9	(114.4)	102.5	217.6	(106.3)	111.3
Trade names, non-compete agreements and other intangible assets	49.1	(11.7)	37.4	49.7	(13.2)	36.5
Total definite-lived intangible assets	$3,033.4	$(1,559.4)	$1,474.0	$3,021.8	$(1,500.8)	$1,521.0

Amortization expense related to purchased intangible assets was $62.3 million and $67.0 million during the three months ended March 31, 2025 and 2024, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at March 31, 2025 is as follows:

Years ending December 31,	Amount
(In millions)
2025	$185.4
2026	234.3
2027	221.2
2028	160.7
2029	149.8
Thereafter	522.6
$1,474.0

5. DEBT

Debt outstanding at March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
	(In millions)
Commercial paper ("CP")	$229.0	$286.5
Notes, 2.60%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Notes, 5.10%, due December 2027	750.0	750.0
Notes, 5.10%, due June 2028	700.0	700.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 4.80%, due September 2029	650.0	650.0
Notes, 3.10%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	1,000.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	10.7	1.2
Total debt	4,989.7	5,037.7
Less short-term debt and current maturities	(639.7)	(687.7)
Less unamortized discounts and debt issuance costs	(25.6)	(27.2)
Total long-term debt, net	$4,324.4	$4,322.8

Senior Credit Facility.  We have access to a $1.5 billion five year unsecured revolving credit facility (the “Revolver”) which matures in August 2027. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver. As of March 31, 2025, there were $229.0 million of outstanding CP notes, $1.4 million of letters of credit outstanding, and no outstanding borrowings under the Revolver. Availability under the Revolver was $1.3 billion at March 31, 2025.

Commercial Paper Program.  Our $1.5 billion CP program has been established through the private placement of CP notes from time-to-time, in which borrowings may bear interest at either a variable or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP program is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At March 31, 2025, there were $229.0 million of outstanding CP notes. We have disclosed the net short-term borrowing activity for the three months ended March 31, 2025 in the Consolidated Statements of Cash Flows. There were no CP borrowings or payments with a maturity date greater than 90 days and less than 365 days for the three months ended March 31, 2025 and 2024.

For additional information about our debt agreements, see Note 5 of the Notes to Consolidated Financial Statements in our 2024 Form 10-K.

6. COMMITMENTS AND CONTINGENCIES

CFPB Matters

In December 2021, we received a Civil Investigative Demand (a “CID”) from the Consumer Financial Protection Bureau (the “CFPB”) as part of its investigation into our consumer disputes process at our USIS business unit in order to determine whether we have followed Fair Credit Reporting Act (“FCRA”) requirements for the proper handling of consumer disputes. The CID requested the production of documents and answers to written questions. In January 2023, the CFPB informed us that its enforcement division would be investigating our previously-disclosed coding issue identified within a legacy server environment in the U.S. that impacted how some credit scores were calculated during a three-week period in 2022. In January 2025, we entered into a consent order with the CFPB to settle the investigation into our consumer disputes process at our USIS business unit and the investigation into our previously-disclosed coding issue. The consent order resolved these investigations and required the payment of a civil money penalty of $15 million. As part of the settlement, the Company agreed to modify certain business practices.

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

Guarantees and General Indemnifications

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all standby letters of credit, performance bonds and surety bonds is not material at March 31, 2025 and these instruments generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees is not material at March 31, 2025. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements.

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

For additional information about these and other commitments and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in our 2024 Form 10-K.

7. INCOME TAXES

Effective Tax Rate

Our effective income tax rate was 27.8% for the three months ended March 31, 2025 compared to 24.3% for the three months ended March 31, 2024. Our effective tax rate was higher for the first three months of 2025 as compared to the same period in 2024 due to less favorable discrete benefits, none of which were individually material.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three months ended March 31, 2025 are as follows:

	Foreign currency translation adjustment	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2024	$(718.4)	$(3.5)	$(0.8)	$(722.7)
Other comprehensive income	65.4	—	—	65.4
Balance, March 31, 2025	$(653.0)	$(3.5)	$(0.8)	$(657.3)

The change in accumulated other comprehensive loss related to noncontrolling interests including redeemable noncontrolling interests was an increase of $7.9 million and a decrease of $3.5 million for the three months ended March 31, 2025 and 2024, respectively, related to foreign currency translation adjustments.

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
During the three months ended March 31, 2025, we recorded $1.4 million of restructuring charges related to contract terminations and associated costs which resulted from our efforts to complete our cloud technology transformation.

During the twelve months ended December 31, 2024, we recorded $48.0 million of restructuring charges for the realignment of resources and other costs, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. These charges were recorded to general corporate expense and primarily relate to our efforts to complete our technology transformation.

The changes during the three months ended March 31, 2025 in the liabilities associated with the restructuring charges recorded during 2024 and 2025, including expenses incurred and cash payments, are as follows:

	Liability balance as of 12/31/2024	Expenses Incurred	Cash Payments	Liability balance as of 3/31/2025
Restructuring charges:	(In millions)
Severance costs	$15.6	$—	$(5.8)	$9.8
Contract terminations and other associated costs	2.0	1.4	(2.5)	0.9
Total	$17.6	$1.4	$(8.3)	$10.7

10. SEGMENT INFORMATION

Reportable Segments.  We manage our business and report our financial results through the following three reportable segments, which are the same as our operating segments:

–Workforce Solutions
–U.S. Information Solutions (“USIS”)
–International

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2024 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenue, operating income and operating margins, excluding any unusual or infrequent items, if any. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. Inter-segment sales, expenses and transfers are not material for all periods presented.

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

International.  We operate in the following regions: Latin America, Europe, Asia Pacific and Canada. The International segment includes information services products, which includes consumer and commercial services (such as credit and financial information, credit scoring and credit modeling services), credit and other marketing products and services. In Asia Pacific, Europe and Latin America, we also provide information, technology and services to support debt collections and recovery management. In Europe and Canada, we also provide credit monitoring products to resellers or directly to consumers.

Segment information for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31, 2025
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$618.6	$499.9	$323.5	$1,442.0

Less: (1)
Cost of services	233.0	232.7	157.5	623.2
Selling, general and administrative expenses	76.9	98.2	96.9	272.0
Depreciation and amortization expenses	44.6	63.3	43.7	151.6
Operating Income	$264.1	$105.7	$25.4	$395.2

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(159.4)
Other income, net				2.5
Interest expense (3)				(52.9)
Consolidated income before income taxes				$185.4

	Three Months Ended March 31, 2024
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$602.8	$465.3	$321.3	$1,389.4

Less: (1)
Cost of services	223.9	213.9	155.3	593.1
Selling, general and administrative expenses	79.5	102.4	89.6	271.5
Depreciation and amortization expenses	44.3	56.4	44.5	145.2
Operating Income	$255.1	$92.6	$31.9	$379.6

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(154.9)
Other income, net				1.6
Interest expense (3)				(59.7)
Consolidated income before income taxes				$166.6

(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the Chief Operating Decision Maker ("CODM").
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
(3)Interest expense includes interest incurred on our outstanding debt agreements.

	March 31,	December 31,
Total assets:	2025	2024
	(in millions)
Workforce Solutions	$4,098.6	$4,104.9
U.S. Information Solutions	3,416.6	3,386.2
International	3,519.1	3,451.6
General Corporate	820.5	816.7
Total assets	$11,854.8	$11,759.4

	Three Months Ended March 31,
Capital expenditures:	2025	2024
	(in millions)
Workforce Solutions	$20.3	$23.6
U.S. Information Solutions	26.4	42.7
International	30.4	30.1
General Corporate	24.1	28.3
Total capital expenditures*	$101.2	$124.7

*Amounts above include accruals for capital expenditures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 1 of this Form 10-Q. This section discusses the results of our operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. All percentages have been calculated using unrounded amounts for each of the periods presented.

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

Recent Events and Company Outlook

As further described in our 2024 Form 10-K, we operate in the U.S., which represented 76% of our revenue in 2024. Additionally, we operate internationally in 20 countries. Our products and services span a wide variety of vertical markets including financial services, mortgage, talent solutions, federal, state and local governments, automotive, telecommunications, e-commerce and many others.

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

We are in a period of significant economic and market volatility and uncertainty in the U.S. and our global markets, including uncertainty regarding expectations for U.S. inflation and interest rates. The direction of global economies, inflation and interest rates will have an impact on demand for our services.

Our current planning for 2025 assumes that U.S. economic activity, as measured by GDP, will grow at a rate somewhat lower than in 2024. We expect U.S. mortgage credit activity in 2025 to be below the levels of activity seen in 2024. The U.S. mortgage market, particularly the mortgage refinance portion of the U.S. mortgage market, can be significantly impacted by U.S. interest rates which impact mortgage rates available to consumers. In the international markets in which we operate, our planning also assumes that economic activity, as measured by GDP, will generally grow in 2025 at rates at or below those experienced in 2024. As noted above, due the current significant economic and market volatility and uncertainty, these assumptions may change.

For more information, see “Item 1A. Risk FactorsーNegative changes in general economic conditions, including interest rates, the level of inflation, unemployment rates, income, home prices, investment values and consumer confidence, could adversely affect us,” in our 2024 Form 10-K.

Segment and Geographic Information
Segments.  The Workforce Solutions segment consists of the Verification Services and Employer Services business lines. Verification Services revenue is transaction-based and is derived primarily from verifications of employment and income data, as well as criminal justice data and educational background data. Employer Services revenue is derived from our provision of certain human resources business process outsourcing services that include both transaction and subscription based product offerings. These services include unemployment claims management, I-9 and onboarding services, Affordable Care Act ("ACA") compliance management, tax credits and incentives and other complementary employment-based transaction services.

The USIS segment consists of two service lines: Online Information Solutions and Financial Marketing Services. Online Information Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer and commercial credit reporting and scoring, identity management, fraud detection, modeling services and consumer credit monitoring services. USIS also markets certain decisioning software and services which facilitate and automate a variety of consumer and commercial credit-oriented decisions. Online Information Solutions also includes our U.S. consumer credit monitoring solutions business. Financial Marketing Services revenue is principally project and subscription based and is derived from our sales of batch credit and consumer wealth information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K., Uruguay and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore. Approximately 78% and 77% of our revenue was generated in the U.S. during the three months ended March 31, 2025 and 2024, respectively.

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

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2025 and 2024 were as follows:

	Key Performance Indicators
	Three Months Ended March 31,
	2025	2024
	(In millions, except per share data)
Operating revenue	$1,442.0	$1,389.4
Operating revenue change	4%	7%
Operating income	$235.8	$224.7
Operating margin	16.4%	16.2%
Net income attributable to Equifax	$133.1	$124.9
Diluted earnings per share	$1.06	$1.00
Cash provided by operating activities	$223.9	$252.7
Capital expenditures*	$(101.2)	$(124.7)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•We did not repurchase any shares from public market transactions during the first three months of 2025 and 2024. On April 21, 2025, the Board of Directors terminated the existing share repurchase authorization and approved an authorization to repurchase up to $3 billion of shares of common stock.

•We paid out $48.5 million, or $0.39 per share, in dividends to our shareholders during the first three months of 2025. On April 21, 2025, the Board of Directors approved an increase in our quarterly cash dividend to $0.50 per share beginning in the second quarter of 2025.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2025	2024	$	%
	(In millions)
Workforce Solutions	$618.6	$602.8	$15.8	3%
U.S. Information Solutions	499.9	465.3	34.6	7%
International	323.5	321.3	2.2	1%
Consolidated operating revenue	$1,442.0	$1,389.4	$52.6	4%

Revenue increased by $52.6 million, or 4%, for the first quarter of 2025 compared to the same period in 2024. Total revenue was negatively impacted by foreign exchange rates, which decreased revenue by $20 million, or 1%, for the first quarter of 2025 compared to the same period in 2024.

Revenue in the first quarter of 2025 increased due to revenue growth in USIS, Workforce Solutions and International. USIS revenue growth is primarily due to growth in mortgage revenue and non-mortgage revenue, which includes growth in Financial Marketing Services. Workforce Solutions revenue growth is primarily due to growth in Verification Services, partially offset by declines in Employer Services. International revenue growth is primarily driven by local currency growth in Latin America, Asia Pacific, Canada and Europe.

Operating Expenses

	Three Months Ended March 31,		Change
Consolidated Operating Expenses	2025	2024	$	%
	(In millions)
Consolidated cost of services	$656.7	$627.7	$29.0	5%
Consolidated selling, general and administrative expenses	374.9	372.6	2.3	1%
Consolidated depreciation and amortization expense	174.6	164.4	10.2	6%
Consolidated operating expenses	$1,206.2	$1,164.7	$41.5	4%

Cost of services increased $29.0 million in the first quarter of 2025 compared to the same period in 2024. The increase is primarily due to higher revenue share and royalty costs. The impact of changes in foreign exchange rates on costs of services led to a decrease of $8.7 million in the first quarter of 2025 compared to the same period in 2024.

Selling, general and administrative expenses increased $2.3 million for the first quarter of 2025 compared to the same period in 2024, primarily due to increases in people costs. The impact of changes in foreign currency exchange rates led to a decrease in selling, general and administrative expenses of $6.7 million for the first quarter of 2025 compared to the same period in 2024.

Depreciation and amortization expense increased $10.2 million for the first quarter of 2025 compared to the same period in 2024. The increase is primarily due to increased amortization of capitalized internal-use software costs resulting from technology transformation capital spending incurred previously. The impact of changes in foreign currency exchange rates led to a decrease in depreciation and amortization expense of $2.4 million for the first quarter of 2025 compared to the same period in 2024.

Operating Income and Operating Margin

	Three Months Ended March 31,		Change
Consolidated Operating Income	2025	2024	$	%
	(In millions)
Consolidated operating revenue	$1,442.0	$1,389.4	$52.6	4%
Consolidated operating expenses	1,206.2	1,164.7	41.5	4%
Consolidated operating income	$235.8	$224.7	$11.1	5%
Consolidated operating margin	16.4%	16.2%		0.2	pts

Total company operating margin increased by 0.2 percentage points in the first quarter of 2025 compared to the same period in 2024 due to the aforementioned increase in revenue.

Interest Expense and Other Income, net

	Three Months Ended March 31,		Change
Consolidated Interest Expense and Other Income, net	2025	2024	$	%
	(In millions)
Consolidated interest expense	$(52.9)	$(59.7)	$6.8	(11)%
Consolidated other income, net	2.5	1.6	0.9	56%
Average cost of debt	4.3%	4.2%
Total consolidated debt, net, at quarter end	$4,964.1	$5,625.3	$(661.2)	(12)%

Interest expense decreased by $6.8 million in the first quarter of 2025 compared to the same period in 2024. The decrease for the first quarter of 2025 is due to lower overall debt balances when compared to the first quarter of 2024.

Other income, net, increased $0.9 million in the first quarter of 2025 compared to the same period in 2024. The increase for the first quarter of 2025 is primarily due to higher equity investment income as compared to the first quarter of 2024.

Income Taxes

	Three Months Ended March 31,		Change
Consolidated Provision for Income Taxes	2025	2024	$	%
	(In millions)
Consolidated provision for income taxes	$(51.6)	$(40.5)	$(11.1)	27%
Effective income tax rate	27.8%	24.3%

Our effective income tax rate was 27.8% for the three months ended March 31, 2025 compared to 24.3% for the three months ended March 31, 2024. Our effective tax rate was higher for the first three months of 2025 as compared to the same period in 2024 due to less favorable discrete benefits, none of which were individually material.

Net Income

	Three Months Ended March 31,		Change
Consolidated Net Income	2025	2024	$	%
	(In millions, except per share amounts)
Consolidated operating income	$235.8	$224.7	$11.1	5%
Consolidated interest expense and other income, net	(50.4)	(58.1)	7.7	(13)%
Consolidated provision for income taxes	(51.6)	(40.5)	(11.1)	27%
Consolidated net income	133.8	126.1	7.7	6%
Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(0.7)	(1.2)	0.5	(42)%
Net income attributable to Equifax	$133.1	$124.9	$8.2	7%
Diluted earnings per common share:
Net income attributable to Equifax	$1.06	$1.00	$0.06	6%
Weighted-average shares used in computing diluted earnings per share	125.1	124.8

Consolidated net income increased by $7.7 million for the first quarter of 2025 compared to the same period in 2024. The increase for the first quarter of 2025 is due to increased operating income and lower interest expense, offset by higher income tax expense.

Segment Financial Results

Workforce Solutions

	Three Months Ended March 31,		Change
Workforce Solutions	2025	2024	$	%
	(In millions)
Operating revenue:
Verification Services	$502.2	$476.5	$25.7	5%
Employer Services	116.4	126.3	(9.9)	(8)%
Total operating revenue	$618.6	$602.8	$15.8	3%
% of consolidated revenue	43%	43%
Total operating income	$264.1	$255.1	$9.0	4%
Operating margin	42.7%	42.3%		0.4	pts

Workforce Solutions revenue increased by 3% in the first quarter of 2025 compared to the same period in 2024. The increase is due to an increase in both non-mortgage and mortgage verticals within Verification Services, partially offset by declines in Employer Services.

Verification Services. Revenue increased by 5% for the first quarter of 2025 compared to the same period in 2024. The increase in revenue is primarily due to growth in the talent solutions, mortgage and consumer lending verticals.

Employer Services. Revenue decreased by 8% in the first quarter of 2025 compared to the same period in 2024. The decrease for the first quarter of 2025 is primarily due to declines in I-9 and onboarding services, as well as lower revenue from our ACA related services.

Workforce Solutions Operating Margin. Operating margin increased to 42.7% for the first quarter of 2025 from 42.3% for the first quarter of 2024. The increased margin is due to the aforementioned increase in revenue.

USIS

	Three Months Ended March 31,		Change
U.S. Information Solutions	2025	2024	$	%
	(In millions)
Operating revenue:
Online Information Solutions	$448.1	$418.2	$29.9	7%
Financial Marketing Services	51.8	47.1	4.7	10%
Total operating revenue	$499.9	$465.3	$34.6	7%
% of consolidated revenue	35%	33%
Total operating income	$105.7	$92.6	$13.1	14%
Operating margin	21.1%	19.9%		1.2	pts

U.S. Information Solutions revenue increased by 7% for the first quarter of 2025 compared to the same period in 2024. The increase is due to growth in Online Information Solutions which is due to growth in both mortgage and non-mortgage revenue, as well as growth in Financial Marketing Services. Growth in mortgage related services is primarily due to product pricing.

Online Information Solutions. Revenue increased by 7% for the first quarter of 2025 compared to the same period in 2024. The increase is driven by growth in mortgage related services, primarily due to product pricing, as well as growth in non-mortgage online services and consumer solutions revenue.

Financial Marketing Services. Revenue increased by 10% for the first quarter of 2025 compared to the same period in 2024, primarily driven by growth in credit marketing services.

USIS Operating Margin. USIS operating margin increased to 21.1% for the first quarter of 2025 from 19.9% for the first quarter of 2024. The margin increase is due to the aforementioned increase in revenue, partially offset by increases in certain product revenue royalty costs.

International

	Three Months Ended March 31,		Change
International	2025	2024	$		%
	(In millions)
Operating revenue:
Latin America	$94.2	$91.1	$3.1		3%
Europe	86.6	86.2	0.4		—%
Asia Pacific	79.7	78.2	1.5		2%
Canada	63.0	65.8	(2.8)		(4)%
Total operating revenue	$323.5	$321.3	$2.2		1%
% of consolidated revenue	22%	24%
Total operating income	$25.4	$31.9	$(6.5)		(20)%
Operating margin	7.8%	9.9%		(2.1)	pts

International revenue increased by 1% in the first quarter of 2025 compared to the same period in 2024. On a local currency basis, revenue increased by 7% in the first quarter of 2025, driven by local currency growth in Latin America, primarily from Argentina and Brazil, as well as local currency growth in Asia Pacific, Canada and Europe. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $20.0 million, or 6%, for the first quarter of 2025.

Latin America. On a local currency basis, revenue increased by 16% for the first quarter of 2025 compared to the same period in 2024. The increase in revenue is primarily due to local currency growth in Argentina and Brazil. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $11.4 million, or 13%, for the first quarter of 2025, primarily within Brazil and Argentina. Reported revenue increased by 3% for the first quarter of 2025 compared to the same period in 2024.

Europe. On a local currency basis, revenue increased by 1% for the first quarter of 2025 compared to the same period in 2024. The increase is primarily due to growth in the consumer credit reporting business in Spain. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.8 million, or 1%, for the first quarter of 2025. Reported revenue was flat for the first quarter of 2025 compared to the same period in 2024.

Asia Pacific. On a local currency basis, revenue increased by 7% for the first quarter of 2025 compared to the same period in 2024. The increase is primarily driven by growth in the Australia consumer credit reporting and commercial businesses. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $3.8 million, or 5%, for the first quarter of 2025. Reported revenue increased by 2% for the first quarter of 2025 compared to the same period in 2024.

Canada. On a local currency basis, revenue increased by 2% for the first quarter of 2025 compared to the same period in 2024. The increase is driven by growth in the direct to consumer business. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $4.0 million, or 6%, for the first quarter of 2025. Reported revenue decreased by 4% for the first quarter of 2025 compared to the same period in 2024.

International Operating Margin. Operating margin decreased to 7.8% for the first quarter of 2025 from 9.9% for the first quarter of 2024. The decrease in margin for the first quarter of 2025 is due to higher operating expenses, partially offset by the increase in revenue. The higher operating expenses are principally due to higher people costs, higher cloud costs and increased amortization of capitalized internal-use software costs resulting from technology transformation capital spending incurred previously.

General Corporate Expense

	Three Months Ended March 31,		Change
General Corporate Expense	2025	2024	$	%
	(In millions)
General corporate expense	$159.4	$154.9	$4.5	3%

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

General corporate expense increased by $4.5 million for the first quarter of 2025 compared to the same period in 2024. The increase is primarily due to higher amortization of capitalized internal-use software costs.

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

Funds generated by operating activities, our $1.5 billion five year unsecured revolving credit facility ("Revolver") and related commercial paper ("CP") program, more fully described below, are our most significant sources of liquidity. At March 31, 2025, we had $195.2 million in cash and cash equivalents, as well as $1.3 billion available to borrow under our Revolver.

Sources and Uses of Cash

We believe that our existing cash balance, liquidity available from our CP and Revolver, cash generated from ongoing operations and continued access to public or private debt markets will be sufficient to satisfy cash requirements over the next 12 months and beyond. While there was no significant change in our cash requirements as of March 31, 2025 compared to

December 31, 2024, we have utilized existing CP capacity, together with cash from operating activities, to meet our current obligations.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of March 31, 2025, we held $174.0 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2025	2024	2025 vs. 2024
	(In millions)
Operating activities	$223.9	$252.7	$(28.8)
Investing activities	$(107.2)	$(131.9)	$24.7
Financing activities	$(95.8)	$(131.9)	$36.1

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2025 decreased by $28.8 million compared to the prior year period primarily due to changes in our working capital position.

Investing Activities

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash used in:	2025	2024	2025 vs. 2024
	(In millions)
Capital expenditures*	$(107.2)	$(131.9)	$24.7
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

Capital expenditures paid in the first three months of 2025 decreased by $24.7 million from the same period in 2024 due to lower capitalized software costs and lower spending on technology infrastructure as compared to the first quarter of 2024.
Financing Activities

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash used in:	2025	2024	2025 vs. 2024
	(In millions)
Net short-term payments	$(48.1)	$(83.4)	$35.3

Credit Facility Availability

We have access to a $1.5 billion five year unsecured revolving credit facility (the Revolver), which matures in August 2027. Borrowings under the Revolver may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. In May 2024, we exercised our first option to extend the maturity date by one year, from August 2026 to August 2027, and thus have two one-year extension options remaining. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver.

Our $1.5 billion CP program has been established to allow for borrowing through the private placement of CP notes with maturities ranging from overnight to 397 days. We may use the proceeds of CP notes for general corporate purposes. The CP program is supported by our Revolver and the total amount of CP notes that may be issued is reduced by the amount of any outstanding borrowings under our Revolver and by any letters of credit issued under the facility.

As of March 31, 2025, there were $1.4 million of letters of credit outstanding, no outstanding borrowings under the Revolver and $229.0 million of outstanding CP notes. Availability under the Revolver was $1.3 billion at March 31, 2025.

At March 31, 2025, approximately 95% of our debt was fixed-rate debt and 5% was variable-rate debt. Our variable-rate debt consists of outstanding amounts under our CP program. The interest rates reset periodically, depending on the terms of the respective financing agreements. At March 31, 2025, the interest rate on our variable-rate debt ranged from 4.59% to 4.68%.

Borrowing and Repayment Activity

We primarily borrow under our CP program and Revolver as needed and as availability allows.

Net short-term payments primarily represent net borrowings or repayments of outstanding amounts under our CP program.

There were no borrowings or payments on long-term debt for the first three months of 2025. There were no borrowings on long-term debt for the first three months of 2024. Payments on long-term debt for the first three months of 2024 represented $4.4 million in payments on our then-outstanding term loan.

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
As of March 31, 2025, we were in compliance with all of our debt covenants.

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

 For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2024 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash (used in) provided by:	2025	2024	2025 vs. 2024
	(In millions)
Dividends paid to Equifax shareholders	$(48.5)	$(48.2)	$(0.3)
Proceeds from exercise of stock options and employee stock purchase plan	$12.3	$19.9	$(7.6)
Payment of taxes related to settlement of equity awards	$(11.5)	$(15.4)	$3.9

Sources and uses of cash related to equity during the three months ended March 31, 2025 and 2024 were as follows:

-    During the first three months of 2025 and 2024, we did not repurchase any shares of our common stock on the open market.

-    We maintained our quarterly dividend of $0.39 per share in the first quarter of 2025. We paid cash dividends to Equifax shareholders of $48.5 million and $48.2 million, or $0.39 per share, during the three months ended March 31, 2025 and 2024, respectively.

-    We received cash of $12.3 million and $19.9 million during the first three months of 2025 and 2024, respectively, from the exercise of stock options and the employee stock purchase plan.

-    We paid taxes of $11.5 million and $15.4 million related to the settlement of equity awards during the first three months of 2025 and 2024, respectively.

On April 21, 2025, the Board of Directors terminated the existing share repurchase authorization and approved an authorization to repurchase up to $3 billion of shares of common stock. On April 21, 2025, the Board of Directors approved an increase in our quarterly cash dividend to $0.50 per share beginning in the second quarter of 2025.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations and commercial commitments have not changed materially from those reported in our 2024 Form 10-K. For additional information about certain obligations and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2024 Form 10-K.

Benefit Plans

At December 31, 2024, our U.S. Retirement Income Plan met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, our CP program and our Revolver.

For our non-U.S. tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with U.S. GAAP.

For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2024 Form 10-K.

Foreign Currency

Argentina experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as a highly inflationary economy which resulted in the recognition of foreign currency losses of $0.5 million and $0.1 million that were recorded in Other income, net in our Consolidated Statements of Income during the three months ended March 31, 2025 and March 31, 2024, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2024 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in conformity with U.S. GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A, and Note 1 of the Notes to Consolidated Financial Statements, in our 2024 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2024 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2025.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CFPB Matters

In December 2021, we received a Civil Investigative Demand (a “CID”) from the Consumer Financial Protection Bureau (the “CFPB”) as part of its investigation into our consumer disputes process at our USIS business unit in order to determine whether we have followed Fair Credit Reporting Act (“FCRA”) requirements for the proper handling of consumer disputes. The CID requested the production of documents and answers to written questions. In January 2023, the CFPB informed us that its enforcement division would be investigating our previously-disclosed coding issue identified within a legacy server environment in the U.S. that impacted how some credit scores were calculated during a three-week period in 2022. In January 2025, we entered into a consent order with the CFPB to settle the investigation into our consumer disputes process at our USIS business unit and the investigation into our previously-disclosed coding issue. The consent order resolved these investigations and required the payment of a civil money penalty of $15 million. As part of the settlement, the Company agreed to modify certain business practices.

In July 2023, we received a CID from the CFPB as part of its investigation into data accuracy and dispute handling at our Workforce Solutions business unit in order to determine whether we have followed the FCRA's requirements. We received a second CID from the CFPB in March 2024 and a third CID in August 2024 as part of the same investigation. The CIDs request the production of documents and answers to written questions. We are cooperating with the CFPB in its investigation and providing responses and information on an ongoing basis. At this time, we are unable to predict the outcome of this CFPB investigation, including whether the investigation will result in any actions or proceedings against us.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2024 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2025:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
January 1 - January 31, 2025	126	$—	—	$520,168,924
February 1 - February 28, 2025	45,395	$—	—	$520,168,924
March 1 - March 31, 2025	—	$—	—	$520,168,924
Total	45,521	$—	—	$520,168,924

(1)The total number of shares purchased for the quarter includes, if applicable: (a) shares purchased pursuant to our publicly-announced share repurchase program (0 shares); and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock (126 shares for the month of January 2025, 45,395 shares for the month of February 2025, and no shares for the month of March 2025).

(2)Average price paid per share for shares purchased as part of our existing repurchase program (includes brokerage commissions). For the quarter ended March 31, 2025, we did not repurchase any shares of our common stock under our existing repurchase program.

(3)On April 21, 2025, the Board of Directors terminated the existing share repurchase authorization and approved an authorization to repurchase up to $3 billion of shares of common stock. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans of Directors and Executive Officers

During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Equifax Inc.
(Registrant)

Date:	April 22, 2025	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	April 22, 2025		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer
and Chief Operations Officer
(Principal Financial Officer)

Date:	April 22, 2025		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)