Form 10-Q
period 2025-06-30
EQUIFAX INC
filed 2025-07-22
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

On July 7, 2025, there were 123,797,380 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2025

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2025	2024
(In millions, except per share amounts)
Operating revenue	$1,537.0	$1,430.5
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	664.6	630.9
Selling, general and administrative expenses	384.2	352.6
Depreciation and amortization	177.4	164.8
Total operating expenses	1,226.2	1,148.3
Operating income	310.8	282.2
Interest expense	(53.1)	(57.3)
Other income (expense), net	3.6	(0.3)
Consolidated income before income taxes	261.3	224.6
Provision for income taxes	(68.7)	(59.4)
Consolidated net income	192.6	165.2
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.3)	(1.3)
Net income attributable to Equifax	$191.3	$163.9
Basic earnings per common share:
Net income attributable to Equifax	$1.54	$1.32
Weighted-average shares used in computing basic earnings per share	124.0	123.7
Diluted earnings per common share:
Net income attributable to Equifax	$1.53	$1.31
Weighted-average shares used in computing diluted earnings per share	125.0	124.8
Dividends per common share	$0.50	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,
	2025	2024
(In millions, except per share amounts)
Operating revenue	$2,979.0	$2,819.9
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	1,321.2	1,258.6
Selling, general and administrative expenses	759.1	725.2
Depreciation and amortization	352.0	329.2
Total operating expenses	2,432.3	2,313.0
Operating income	546.7	506.9
Interest expense	(106.0)	(117.1)
Other income, net	6.0	1.3
Consolidated income before income taxes	446.7	391.1
Provision for income taxes	(120.3)	(99.9)
Consolidated net income	326.4	291.2
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(2.1)	(2.5)
Net income attributable to Equifax	$324.3	$288.7
Basic earnings per common share:
Net income attributable to Equifax	$2.61	$2.34
Weighted-average shares used in computing basic earnings per share	124.1	123.6
Diluted earnings per common share:
Net income attributable to Equifax	$2.59	$2.31
Weighted-average shares used in computing diluted earnings per share	125.1	124.7
Dividends per common share	$0.89	$0.78

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,
	2025			2024
	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total
	(In millions)
Net income	$191.3	$1.3	$192.6	$163.9	$1.3	$165.2
Other comprehensive income (loss):
Foreign currency translation adjustment	97.5	3.9	101.4	(17.8)	(11.4)	(29.2)
Comprehensive income (loss)	$288.8	$5.2	$294.0	$146.1	$(10.1)	$136.0

	Six Months Ended June 30,
	2025			2024
	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total
	(In millions)
Net income	$324.3	$2.1	$326.4	$288.7	$2.5	$291.2
Other comprehensive income (loss):
Foreign currency translation adjustment	162.9	11.7	174.6	(113.3)	(14.9)	(128.2)
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	—	—	—	0.1	—	0.1
Change in cumulative gain from cash flow hedging transactions, net	—	—	—	0.1	—	0.1
Comprehensive income (loss)	$487.2	$13.8	$501.0	$175.6	$(12.4)	$163.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except par values)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$189.0	$169.9
Trade accounts receivable, net of allowance for doubtful accounts of $18.8 and $16.9 at June 30, 2025 and December 31, 2024, respectively	1,038.9	957.6
Prepaid expenses	153.7	134.9
Other current assets	120.2	98.2
Total current assets	1,501.8	1,360.6
Property and equipment:
Capitalized internal-use software and system costs	2,929.9	2,817.5
Data processing equipment and furniture	246.9	229.6
Land, buildings and improvements	286.2	285.0
Total property and equipment	3,463.0	3,332.1
Less accumulated depreciation and amortization	(1,550.2)	(1,440.2)
Total property and equipment, net	1,912.8	1,891.9
Goodwill	6,655.2	6,547.8
Indefinite-lived intangible assets	94.8	94.7
Purchased intangible assets, net	1,425.5	1,521.0
Other assets, net	327.8	343.4
Total assets	$11,917.9	$11,759.4
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$847.0	$687.7
Accounts payable	172.1	138.2
Accrued expenses	269.7	251.1
Accrued salaries and bonuses	159.4	215.8
Deferred revenue	112.6	115.5
Other current liabilities	384.7	403.2
Total current liabilities	1,945.5	1,811.5
Long-term debt	4,051.0	4,322.8
Deferred income tax liabilities, net	339.1	351.6
Long-term pension and other postretirement benefit liabilities	105.2	106.7
Other long-term liabilities	241.3	247.2
Total liabilities	6,682.1	6,839.8
Commitments and Contingencies (see Note 6)
Redeemable noncontrolling interests	116.1	105.2
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at June 30, 2025 and December 31, 2024; Outstanding shares - 123.8 and 124.0 at June 30, 2025 and December 31, 2024, respectively	236.6	236.6
Paid-in capital	1,975.3	1,915.2
Retained earnings	6,231.9	6,018.6
Accumulated other comprehensive loss	(559.8)	(722.7)
Treasury stock, at cost, 64.9 shares and 64.7 shares at June 30, 2025 and December 31, 2024, respectively	(2,774.6)	(2,644.9)
Stock held by employee benefits trusts, at cost, 0.6 shares at June 30, 2025 and December 31, 2024	(5.9)	(5.9)
Total Equifax shareholders’ equity	5,103.5	4,796.9
Noncontrolling interests	16.2	17.5
Total shareholders' equity	5,119.7	4,814.4
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$11,917.9	$11,759.4

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In millions)
Operating activities:
Consolidated net income	$326.4	$291.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	355.7	333.5
Stock-based compensation expense	46.6	60.3
Deferred income taxes	(7.3)	(39.6)
Gain on sale of equity investment	(0.8)	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(69.0)	(111.0)
Other assets, current and long-term	(24.8)	3.8
Current and long term liabilities, excluding debt	(41.8)	(18.0)
Cash provided by operating activities	585.0	520.2
Investing activities:
Capital expenditures	(229.4)	(268.6)
Cash received from divestitures	0.8	—
Cash used in investing activities	(228.6)	(268.6)
Financing activities:
Net short-term payments	(115.9)	(194.2)
Payments on long-term debt	—	(8.8)
Treasury stock purchases	(127.4)	—
Dividends paid to Equifax shareholders	(110.5)	(96.4)
Distributions paid to noncontrolling interests	(4.2)	(3.4)
Proceeds from exercise of stock options and employee stock purchase plan	24.4	38.1
Payment of taxes related to settlement of equity awards	(13.2)	(16.0)
Cash used in financing activities	(346.8)	(280.7)
Effect of foreign currency exchange rates on cash and cash equivalents	9.5	(5.8)
Increase (decrease) in cash and cash equivalents	19.1	(34.9)
Cash and cash equivalents, beginning of period	169.9	216.8
Cash and cash equivalents, end of period	$189.0	$181.9

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Three Months Ended June 30, 2025

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts		Total Shareholders' Equity
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests
	(In millions, except per share amounts)
Balance, March 31, 2025	124.2	$236.6	$1,953.0	$6,103.0	$(657.3)	$(2,648.2)	$(5.9)	$18.6	$4,999.8
Net income	—	—	—	191.3	—	—	—	1.4	192.7
Other comprehensive income	—	—	—	—	97.5	—	—	0.4	97.9
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.1	—	8.9	—	—	1.7	—	—	10.6
Treasury stock purchased under share repurchase program, including brokerage commissions and excise taxes*	(0.5)	—	—	—	—	(128.1)	—	—	(128.1)
Cash dividends ($0.50 per share)	—	—	—	(62.4)	—	—	—	—	(62.4)
Dividends paid to employee benefits trusts	—	—	0.3	—	—	—	—	—	0.3
Stock-based compensation expense	—	—	13.1	—	—	—	—	—	13.1
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.2)	(4.2)
Balance, June 30, 2025	123.8	$236.6	$1,975.3	$6,231.9	$(559.8)	$(2,774.6)	$(5.9)	$16.2	$5,119.7

* At June 30, 2025, approximately $2.9 billion was available for future purchases of common stock under our share repurchase authorization.

For the Three Months Ended June 30, 2024

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts		Total Shareholders' Equity
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests
	(In millions, except per share amounts)
Balance, March 31, 2024	123.6	$236.6	$1,824.7	$5,685.0	$(526.5)	$(2,652.4)	$(5.9)	$19.1	$4,580.6
Net income	—	—	—	163.9	—	—	—	1.1	165.0
Other comprehensive loss	—	—	—	—	(17.8)	—	—	(0.4)	(18.2)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.1	—	12.9	—	—	4.8	—	—	17.7
Cash dividends ($0.39 per share)	—	—	—	(48.5)	—	—	—	—	(48.5)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	19.0	—	—	—	—	—	19.0
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(3.0)	(3.0)
Balance, June 30, 2024	123.7	$236.6	$1,856.8	$5,800.4	$(544.3)	$(2,647.6)	$(5.9)	$16.8	$4,712.8

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Six Months Ended June 30, 2025

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2024	124.0	$236.6	$1,915.2	$6,018.6	$(722.7)	$(2,644.9)	$(5.9)	$17.5	$4,814.4
Net income	—	—	—	324.3	—	—	—	2.3	326.6
Other comprehensive income	—	—	—	—	162.9	—	—	0.6	163.5
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	13.0	—	—	(1.6)	—	—	11.4
Treasury stock purchased under share repurchase program, including brokerage commissions and excise taxes*	(0.5)	—	—	—	—	(128.1)	—	—	(128.1)
Cash dividends ($0.89 per share)	—	—	—	(111.0)	—	—	—	—	(111.0)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	—	0.5
Stock-based compensation expense	—	—	46.6		—	—	—	—	46.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.2)	(4.2)
Balance, June 30, 2025	123.8	$236.6	$1,975.3	$6,231.9	$(559.8)	$(2,774.6)	$(5.9)	$16.2	$5,119.7

* At June 30, 2025, approximately $2.9 billion was available for future purchases of common stock under our share repurchase authorization.

For the Six Months Ended June 30, 2024

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance, December 31, 2023	123.3	$236.6	$1,761.3	$5,608.6	$(431.2)	$(2,635.3)	$(5.9)	$18.3	$4,552.4
Net income	—	—	—	288.7	—	—	—	2.2	290.9
Other comprehensive loss	—	—	—	—	(113.1)	—	—	(0.3)	(113.4)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.4	—	34.7	—	—	(12.3)	—	—	22.4
Cash dividends ($0.78 per share)	—	—	—	(96.9)	—	—	—	—	(96.9)
Dividends paid to employee benefits trusts	—	—	0.5	—	—	—	—	—	0.5
Stock-based compensation expense	—	—	60.3	—	—	—	—	—	60.3
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(3.4)	(3.4)
Balance, June 30, 2024	123.7	$236.6	$1,856.8	$5,800.4	$(544.3)	$(2,647.6)	$(5.9)	$16.8	$4,712.8

Accumulated Other Comprehensive Loss consists of the following components:

	June 30, 2025	December 31, 2024
	(In millions)
Foreign currency translation	$(555.5)	$(718.4)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $1.1 million at June 30, 2025 and December 31, 2024	(3.5)	(3.5)
Cash flow hedging transactions, net of tax of $0.5 million at June 30, 2025 and December 31, 2024	(0.8)	(0.8)
Accumulated other comprehensive loss	$(559.8)	$(722.7)
See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal justice data and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of June 30, 2025, we operated in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom ("U.K."), Uruguay and the United States of America ("U.S."). We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Weighted-average shares outstanding (basic)	124.0	123.7	124.1	123.6
Effect of dilutive securities:
Stock options and restricted stock units	1.0	1.1	1.0	1.1
Weighted-average shares outstanding (diluted)	125.0	124.8	125.1	124.7

For the three and six months ended June 30, 2025 and 2024, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of June 30, 2025 and December 31, 2024, the fair value of our long-term debt, including the current portion, based on observable inputs was $4.6 billion and $4.5 billion, respectively, compared to its carrying value of $4.8 billion for both periods.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We did not complete any acquisitions during the six months ended June 30, 2025 or the year ended December 31, 2024.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost and are due in less than a year. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which is included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Allowance for doubtful accounts, beginning of period	$18.2	$16.4	$16.9	$16.7
Current period bad debt expense	13.3	4.4	19.3	9.0
Write-offs, net of recoveries	(12.7)	(4.1)	(17.4)	(9.0)
Allowance for doubtful accounts, end of period	$18.8	$16.7	$18.8	$16.7

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily include amounts receivable from tax authorities and related to vendor rebates. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2025, these assets were $57.9 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent our investments in unconsolidated affiliates, the Company’s operating lease right-of-use assets, employee benefit trust assets, assets related to life insurance policies covering certain officers of the Company and long-term deferred tax assets.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as interest expense, income taxes, accrued employee benefits, and insurance expense. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of June 30, 2025, these funds were $57.9 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

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

The Company's redeemable noncontrolling interests activities for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Redeemable noncontrolling interests:	2025	2024	2025	2024
	(In millions)
Redeemable noncontrolling interests, beginning of period	$112.7	$131.6	$105.2	$135.1
Net (loss) income attributable to redeemable noncontrolling interest	(0.1)	0.2	(0.2)	0.3
Effect of foreign currency translation attributable to redeemable noncontrolling interest	3.5	(11.0)	11.1	(14.6)
Redeemable noncontrolling interests, end of period	$116.1	$120.8	$116.1	$120.8

Recent Accounting Pronouncements. Business Combinations and Consolidation. On May 12, 2025, the FASB issued ASU 2025-03, which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity ("VIE"). The ASU is intended to improve comparability between business combinations that involve VIEs and those that do not. Under ASU 2025-03, a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. More specifically, when considering those factors, the reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition (in which the legal acquirer is identified as the acquiree for accounting purposes). As a result, comparability is increased with business combinations in which the legal acquiree is a VIE. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the initial adoption date. We are still evaluating the impact, but do not expect the adoption of the standard to have a material impact on our Consolidated Financial Statements.

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

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2025	2024	$	%	2025	2024	$	%
	(In millions)				(In millions)
Verification Services	$567.1	$515.9	$51.2	10%	$1,069.3	$992.3	$77.0	8%
Employer Services	95.0	97.0	(2.0)	(2)%	211.4	223.4	(12.0)	(5)%
Total Workforce Solutions	662.1	612.9	49.2	8%	1,280.7	1,215.7	65.0	5%
Online Information Solutions	457.8	418.2	39.6	9%	905.9	836.4	69.5	8%
Financial Marketing Services	63.7	60.1	3.6	6%	115.4	107.2	8.2	8%
Total U.S. Information Solutions	521.5	478.3	43.2	9%	1,021.3	943.6	77.7	8%
Latin America	99.6	97.3	2.3	2%	193.8	188.4	5.4	3%
Europe	99.2	88.2	11.0	12%	185.7	174.4	11.3	7%
Asia Pacific	85.3	84.6	0.7	1%	165.0	162.9	2.1	1%
Canada	69.3	69.2	0.1	—%	132.5	134.9	(2.4)	(2)%
Total International	353.4	339.3	14.1	4%	677.0	660.6	16.4	2%
Total operating revenue	$1,537.0	$1,430.5	$106.5	7%	$2,979.0	$2,819.9	$159.1	6%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of June 30, 2025, inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$32.3
1 to 3 years	31.2
3 to 5 years	19.4
Thereafter	10.1
Total remaining performance obligation	$93.0

3. ACQUISITIONS AND INVESTMENTS

We did not complete any acquisitions during the three and six months ended June 30, 2025 and 2024.

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

Changes in the amount of goodwill for the six months ended June 30, 2025 are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total

Balance, December 31, 2024	$2,519.8	$2,006.2	$2,021.8	$6,547.8
Foreign currency translation	0.2	—	107.2	107.4
Balance, June 30, 2025	$2,520.0	$2,006.2	$2,129.0	$6,655.2

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of December 1 each year. Our indefinite-lived intangible asset carrying amounts did not change materially during the six months ended June 30, 2025.

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

Purchased intangible assets, net, recorded on our Consolidated Balance Sheets at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,133.9	$(721.6)	$412.3	$1,111.9	$(669.5)	$442.4
Customer relationships	954.3	(521.4)	432.9	937.7	(484.2)	453.5
Proprietary database	701.0	(251.8)	449.2	704.9	(227.6)	477.3
Acquired software and technology	217.4	(123.4)	94.0	217.6	(106.3)	111.3
Trade names, non-compete agreements and other intangible assets	50.3	(13.2)	37.1	49.7	(13.2)	36.5
Total definite-lived intangible assets	$3,056.9	$(1,631.4)	$1,425.5	$3,021.8	$(1,500.8)	$1,521.0

Amortization expense related to purchased intangible assets was $62.5 million and $65.3 million during the three months ended June 30, 2025 and 2024, respectively. Amortization expense related to purchased intangible assets was $124.8 million and $132.4 million during the six months ended June 30, 2025 and 2024, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at June 30, 2025 is as follows:

Years ending December 31,	Amount
(In millions)
2025	$124.3
2026	236.5
2027	223.4
2028	162.7
2029	151.8
Thereafter	526.8
$1,425.5

5. DEBT

Debt outstanding at June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
	(In millions)
Commercial paper ("CP")	$169.2	$286.5
Notes, 2.60%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Notes, 5.10%, due December 2027	750.0	750.0
Notes, 5.10%, due June 2028	700.0	700.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 4.80%, due September 2029	650.0	650.0
Notes, 3.10%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	1,000.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	2.8	1.2
Total debt	4,922.0	5,037.7
Less short-term debt and current maturities	(847.0)	(687.7)
Less unamortized discounts and debt issuance costs	(24.0)	(27.2)
Total long-term debt, net	$4,051.0	$4,322.8

Senior Credit Facility.  We have access to a $1.5 billion five year unsecured revolving credit facility (the “Revolver”). During the second quarter of 2025, we extended the maturity date of the Revolver from August 2027 to August 2028. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver. As of June 30, 2025, there were $169.2 million of outstanding CP notes, $1.4 million of letters of credit outstanding, and no outstanding borrowings under the Revolver. Availability under the Revolver was $1.3 billion at June 30, 2025.

Commercial Paper Program.  Our $1.5 billion CP program has been established through the private placement of CP notes from time-to-time, in which borrowings may bear interest at either a variable or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP program is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At June 30, 2025, there were $169.2 million of outstanding CP notes. We have disclosed the net short-term borrowing activity for the six months ended June 30, 2025 in the Consolidated Statements of Cash Flows. There were no CP borrowings or payments with a maturity date greater than 90 days and less than 365 days for the six months ended June 30, 2025 and 2024.

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

Guarantees and General Indemnifications

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all standby letters of credit, performance bonds and surety bonds is not material at June 30, 2025 and these instruments generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees is not material at June 30, 2025. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements.

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

7. INCOME TAXES

Effective Tax Rate

Our effective income tax rate was 26.3% for the three months ended June 30, 2025 compared to 26.4% for the three months ended June 30, 2024. Our effective income tax rate was 26.9% for the six months ended June 30, 2025 compared to 25.5% for the six months ended June 30, 2024. Our effective tax rate did not change materially for the three months ended June 30, 2025 as compared to the same period in 2024. Our effective tax rate was higher for the six months ended June 30, 2025 as compared to the same period in 2024 primarily due to the expiration of the statute of limitations related to uncertain tax positions in 2024.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the six months ended June 30, 2025 are as follows:

	Foreign currency translation adjustment	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2024	$(718.4)	$(3.5)	$(0.8)	$(722.7)
Other comprehensive income	162.9	—	—	162.9
Balance, June 30, 2025	$(555.5)	$(3.5)	$(0.8)	$(559.8)

The change in accumulated other comprehensive loss related to noncontrolling interests including redeemable noncontrolling interests was an increase of $11.7 million and a decrease of $14.9 million for the six months ended June 30, 2025 and 2024, respectively, related to foreign currency translation adjustments.

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
During the six months ended June 30, 2025, we recorded $6.0 million of restructuring charges related to contract terminations and associated costs which resulted from our efforts to complete our cloud technology transformation.

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

The changes during the six months ended June 30, 2025 in the liabilities associated with the restructuring charges recorded during 2024 and 2025, including expenses incurred and cash payments, are as follows:

	Liability balance as of 12/31/2024	Expenses Incurred	Cash Payments	Liability balance as of 6/30/2025
Restructuring charges:	(In millions)
Severance costs	$15.6	$—	$(9.7)	$5.9
Contract terminations and other associated costs	2.0	6.0	(7.2)	0.8
Total	$17.6	$6.0	$(16.9)	$6.7

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

Segment information for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30, 2025
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$662.1	$521.5	$353.4	$1,537.0

Less: (1)
Cost of services	232.8	234.1	166.4	633.3
Selling, general and administrative expenses	77.2	106.6	102.3	286.1
Depreciation and amortization expenses	44.8	62.8	46.1	153.7
Operating Income	$307.3	$118.0	$38.6	$463.9

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(153.1)
Other income, net				3.6
Interest expense (3)				(53.1)
Consolidated income before income taxes				$261.3

	Three Months Ended June 30, 2024
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$612.9	$478.3	$339.3	$1,430.5

Less: (1)
Cost of services	214.5	222.4	161.3	598.2
Selling, general and administrative expenses	81.3	100.3	94.1	275.7
Depreciation and amortization expenses	44.4	57.0	43.5	144.9
Operating Income	$272.7	$98.6	$40.4	$411.7

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(129.5)
Other expense, net				(0.3)
Interest expense (3)				(57.3)
Consolidated income before income taxes				$224.6

	Six Months Ended June 30, 2025
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$1,280.7	$1,021.3	$677.0	$2,979.0

Less: (1)
Cost of services	465.8	466.7	324.0	1,256.5
Selling, general and administrative expenses	154.2	204.9	199.2	558.3
Depreciation and amortization expenses	89.3	126.1	89.8	305.2
Operating Income	$571.4	$223.6	$64.0	$859.0

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(312.3)
Other income, net				6.0
Interest expense (3)				(106.0)
Consolidated income before income taxes				$446.7

	Six Months Ended June 30, 2024
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$1,215.7	$943.6	$660.6	$2,819.9

Less: (1)
Cost of services	438.3	436.3	316.6	1,191.2
Selling, general and administrative expenses	160.8	202.6	183.8	547.2
Depreciation and amortization expenses	88.8	113.5	87.9	290.2
Operating Income	$527.8	$191.2	$72.3	$791.3

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(284.4)
Other income, net				1.3
Interest expense (3)				(117.1)
Consolidated income before income taxes				$391.1

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
(3)Interest expense includes interest incurred on our outstanding debt agreements.

	June 30,	December 31,
Total assets:	2025	2024
	(in millions)
Workforce Solutions	$4,086.4	$4,104.9
U.S. Information Solutions	3,384.0	3,386.2
International	3,620.1	3,451.6
General Corporate	827.4	816.7
Total assets	$11,917.9	$11,759.4

	Three Months Ended June 30,		Six Months Ended June 30,
Capital expenditures:	2025	2024	2025	2024
	(in millions)
Workforce Solutions	$25.9	$24.8	$46.2	$48.5
U.S. Information Solutions	25.0	46.8	51.5	89.5
International	31.3	31.9	61.7	62.1
General Corporate	40.0	27.5	64.0	55.6
Total capital expenditures*	$122.2	$131.0	$223.4	$255.7

*Amounts above include accruals for capital expenditures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 1 of this Form 10-Q. This section discusses the results of our operations for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. All percentages have been calculated using unrounded amounts for each of the periods presented.

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

BUSINESS OVERVIEW

Equifax Inc. is a global data, analytics and technology company. We provide information solutions for businesses, governments and consumers, and we provide human resources business process automation and outsourcing services for employers. We have a large and diversified group of clients, including financial institutions, corporations, government agencies and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, educational history, criminal justice data, healthcare professional licensure and sanctions, demographic and marketing data. We use advanced statistical techniques, artificial intelligence including machine learning and proprietary software tools to analyze available data to create customized insights, decision-making and process automation solutions and processing services for our clients. We are a leading provider of information and solutions used in payroll-related and human resource management business process services in the U.S., as well as e-commerce fraud and charge back protection services in North America. For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions. Additionally, we also provide information, technology and services to support debt collections and recovery management.

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

We remain in a period of economic uncertainty in the U.S. and our global markets, including uncertainty regarding expectations for inflation and interest rates. The direction of global economies, inflation and interest rates will have an impact on demand for our services.

Our current planning for 2025 assumes that U.S. economic activity, as measured by GDP, will grow at a rate somewhat lower than in 2024. We expect U.S. mortgage credit activity in 2025 to be below the levels of activity seen in 2024. The U.S. mortgage market, particularly the mortgage refinance portion of the U.S. mortgage market, can be significantly impacted by U.S. interest rates which impact mortgage rates available to consumers. In the international markets in which we operate, our planning also assumes that economic activity, as measured by GDP, will generally grow in 2025 at rates below those experienced in 2024. As noted above, due to the current significant economic and market volatility and uncertainty, these assumptions may change.

For more information, see “Item 1A. Risk FactorsーNegative changes in general economic conditions, including interest rates, the level of inflation, unemployment rates, income, home prices, investment values and consumer confidence, could adversely affect us,” in our 2024 Form 10-K.

Segment and Geographic Information
Segments.  The Workforce Solutions segment consists of the Verification Services and Employer Services business lines. Verification Services revenue is transaction and subscription based and is derived primarily from verifications of employment and income data, as well as criminal justice data and educational background data. Employer Services revenue is derived from our provision of certain human resources business process outsourcing services that include both transaction and subscription based product offerings. These services include unemployment claims management, I-9 and onboarding services, Affordable Care Act ("ACA") compliance management, tax credits and incentives and other complementary employment-based transaction services.

The USIS segment consists of two service lines: Online Information Solutions and Financial Marketing Services. Online Information Solutions revenue is principally transaction-based and is derived from our sales of products such as consumer and commercial credit reporting and scoring, identity management, fraud detection, modeling services and consumer credit monitoring services. USIS also markets certain analytical and decisioning software and services which facilitate and automate a variety of consumer and commercial credit-oriented decisions. Online Information Solutions also includes our U.S. consumer credit monitoring solutions business. Financial Marketing Services revenue is principally project and subscription based and is derived from our sales of batch credit and consumer wealth information such as those that assist clients in acquiring new customers, cross-selling to existing customers and managing portfolio risk.

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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K., Uruguay and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore. Approximately 77% and 76% of our revenue was generated in the U.S. during the three months ended June 30, 2025 and 2024, respectively. Approximately 77% of our revenue was generated in the U.S. during both the six months ended June 30, 2025 and 2024.

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

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and six months ended June 30, 2025 and 2024 were as follows:

	Key Performance Indicators
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share data)
Operating revenue	$1,537.0	$1,430.5	$2,979.0	$2,819.9
Operating revenue change	7%	9%	6%	8%
Operating income	$310.8	$282.2	$546.7	$506.9
Operating margin	20.2%	19.7%	18.4%	18.0%
Net income attributable to Equifax	$191.3	$163.9	$324.3	$288.7
Diluted earnings per share	$1.53	$1.31	$2.59	$2.31
Cash provided by operating activities	$361.1	$267.5	$585.0	$520.2
Capital expenditures*	$(122.2)	$(131.0)	$(223.4)	$(255.7)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•On April 21, 2025, the Board of Directors terminated the existing share repurchase authorization and approved an authorization to repurchase up to $3 billion of shares of common stock. We repurchased 479,506 shares of our common stock on the open market for $127.4 million, excluding brokerage commissions and excise taxes of $0.7 million, during the first six months of 2025, all of which was purchased in the three months ended June 30, 2025. We did not repurchase any shares from public market transactions during the first six months of 2024. At June 30, 2025, approximately $2.9 billion was available for future purchases of common stock under our share repurchase authorization.

•On April 21, 2025, the Board of Directors approved an increase in our quarterly cash dividend to $0.50 per share beginning in the second quarter of 2025. We paid out $110.5 million, or $0.89 per share, in dividends to our shareholders during the first six months of 2025.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Consolidated Financial Results

Operating Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Revenue	2025	2024	$	%	2025	2024	$	%
	(In millions)				(In millions)
Workforce Solutions	$662.1	$612.9	$49.2	8%	$1,280.7	$1,215.7	$65.0	5%
U.S. Information Solutions	521.5	478.3	43.2	9%	1,021.3	943.6	77.7	8%
International	353.4	339.3	14.1	4%	677.0	660.6	16.4	2%
Consolidated operating revenue	$1,537.0	$1,430.5	$106.5	7%	$2,979.0	$2,819.9	$159.1	6%

Revenue increased by $106.5 million, or 7%, and increased by $159.1 million, or 6%, for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. Total revenue was negatively impacted by foreign exchange rates, which decreased revenue by $5.9 million, or less than 1%, and $25.9 million, or 1%, for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024.
Revenue increased for both periods due to revenue growth in all three business units. USIS revenue growth is primarily due to growth in mortgage revenue and non-mortgage revenue in Online Information Solutions, as well as growth in Financial Marketing Services. Workforce Solutions revenue growth is primarily due to growth in Verification Services, partially offset by declines in Employer Services. International revenue growth for both periods is primarily driven by growth in Europe and Latin America.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Operating Expenses	2025	2024	$	%	2025	2024	$	%
	(In millions)				(In millions)
Consolidated cost of services	$664.6	$630.9	$33.7	5%	$1,321.2	$1,258.6	$62.6	5%
Consolidated selling, general and administrative expenses	384.2	352.6	31.6	9%	759.1	725.2	33.9	5%
Consolidated depreciation and amortization expense	177.4	164.8	12.6	8%	352.0	329.2	22.8	7%
Consolidated operating expenses	$1,226.2	$1,148.3	$77.9	7%	$2,432.3	$2,313.0	$119.3	5%

Cost of services increased $33.7 million and $62.6 million in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The increase for both periods is primarily due to higher revenue share, royalty and purchased data and information costs, partially offset by a decrease in people costs. The impact of changes in foreign exchange rates on costs of services led to a decrease of $1.3 million and $10.0 million in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024.

Selling, general and administrative expenses increased $31.6 million and $33.9 million for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The increase for both periods is primarily due to higher litigation expense and people costs. The impact of changes in foreign currency exchange rates led to a decrease in selling, general and administrative expenses of $2.6 million and $9.4 million for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024.

Depreciation and amortization expense increased $12.6 million and $22.8 million for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The increase for both periods is primarily due to increased amortization of capitalized internal-use software costs resulting from technology transformation capital spending incurred previously, partially offset by lower amortization of acquisition related purchased intangibles. The impact of changes in foreign currency exchange rates led to a decrease in depreciation and amortization expense of $0.2 million and $2.7 million for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024.

Operating Income and Operating Margin

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Consolidated Operating Income	2025	2024	$	%		2025	2024	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$1,537.0	$1,430.5	$106.5	7%		$2,979.0	$2,819.9	$159.1	6%
Consolidated operating expenses	1,226.2	1,148.3	77.9	7%		2,432.3	2,313.0	119.3	5%
Consolidated operating income	$310.8	$282.2	$28.6	10%		$546.7	$506.9	$39.8	8%
Consolidated operating margin	20.2%	19.7%		0.5	pts	18.4%	18.0%		0.4	pts

Total company operating margin increased by 0.5 percentage points and 0.4 percentage points in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The margin increase in both periods is due to the aforementioned increases in revenue.

Interest Expense and Other Income (Expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Interest Expense and Other Income (Expense), net	2025	2024	$	%	2025	2024	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(53.1)	$(57.3)	$4.2	(7)%	$(106.0)	$(117.1)	$11.1	(9)%
Consolidated other income (expense), net	3.6	(0.3)	3.9	nm	6.0	1.3	4.7	nm
Average cost of debt	4.3%	4.1%			4.3%	4.2%
Total consolidated debt, net, at quarter end	$4,898.0	$5,512.3	$(614.3)	(11)%	$4,898.0	$5,512.3	$(614.3)	(11)%

nm - not meaningful

Interest expense decreased by $4.2 million and $11.1 million in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The decrease for both periods is due to lower overall debt balances when compared to the same periods in 2024.

Other income (expense), net, increased by $3.9 million and $4.7 million in the second quarter of 2025 and in the first six months of 2025, respectively, as compared to the same periods in 2024. The increase for both periods is primarily due to higher equity investment income and a decrease in other non-operating expenses as compared to the same periods in 2024.

Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Provision for Income Taxes	2025	2024	$	%	2025	2024	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$(68.7)	$(59.4)	$(9.3)	16%	$(120.3)	$(99.9)	$(20.4)	20%
Effective income tax rate	26.3%	26.4%			26.9%	25.5%

Our effective income tax rate was 26.3% for the three months ended June 30, 2025 compared to 26.4% for the three months ended June 30, 2024. Our effective income tax rate was 26.9% for the six months ended June 30, 2025 compared to 25.5% for the six months ended June 30, 2024. Our effective tax rate did not change materially for the three months ended June 30, 2025 as compared to the same period in 2024. Our effective tax rate was higher for the six months ended June 30, 2025 as compared to the same period in 2024 primarily due to the expiration of the statute of limitations related to uncertain tax positions in 2024.

Net Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Consolidated Net Income	2025	2024	$	%	2025	2024	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$310.8	$282.2	$28.6	10%	$546.7	$506.9	$39.8	8%
Consolidated interest expense and other income, net	(49.5)	(57.6)	8.1	(14)%	(100.0)	(115.8)	15.8	(14)%
Consolidated provision for income taxes	(68.7)	(59.4)	(9.3)	16%	(120.3)	(99.9)	(20.4)	20%
Consolidated net income	192.6	165.2	27.4	17%	326.4	291.2	35.2	12%
Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.3)	(1.3)	—	—%	(2.1)	(2.5)	0.4	(16)%
Net income attributable to Equifax	$191.3	$163.9	$27.4	17%	$324.3	$288.7	$35.6	12%
Diluted earnings per common share:
Net income attributable to Equifax	$1.53	$1.31	$0.22	17%	$2.59	$2.31	$0.28	12%
Weighted-average shares used in computing diluted earnings per share	125.0	124.8			125.1	124.7

Consolidated net income increased by $27.4 million and $35.2 million for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The increase in both periods is due to increased operating income and lower interest expense, partially offset by higher income tax expense.

Segment Financial Results

Workforce Solutions

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
Workforce Solutions	2025	2024	$	%		2025	2024	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$567.1	$515.9	$51.2	10%		$1,069.3	$992.3	$77.0	8%
Employer Services	95.0	97.0	(2.0)	(2)%		211.4	223.4	(12.0)	(5)%
Total operating revenue	$662.1	$612.9	$49.2	8%		$1,280.7	$1,215.7	$65.0	5%
% of consolidated revenue	43%	43%				43%	43%
Total operating income	$307.3	$272.7	$34.6	13%		$571.4	$527.8	$43.6	8%
Operating margin	46.4%	44.5%		1.9	pts	44.6%	43.4%		1.2	pts

Workforce Solutions revenue increased by 8% and 5% in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The increase for both periods is due to an increase in both non-mortgage and mortgage verticals within Verification Services, partially offset by declines in Employer Services.

Verification Services

Revenue increased by 10% and 8% for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The increase in revenue in both periods is due to growth in both non-mortgage revenue, primarily from growth in the government and talent solutions verticals, as well as growth in mortgage revenue.

Employer Services

Revenue decreased by 2% and 5% in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The decrease in revenue for the second quarter of 2025 is primarily due to declines in I-9 and unemployment claims revenue, partially offset by higher revenue from our work opportunity tax credit services. The decrease in revenue for the first six months of 2025 is primarily due to declines in I-9, ACA, Employee Retention Credit ("ERC") and unemployment claims revenue. The ERC revenue decrease is driven by the wind down of this program by the U.S. federal government.

Workforce Solutions Operating Margin

Operating margin increased to 46.4% for the second quarter of 2025 from 44.5% for the second quarter of 2024, and increased to 44.6% for the first six months of 2025 from 43.4% for the first six months of 2024. The increased margin for both periods is primarily due to the aforementioned increase in revenue.

USIS

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
U.S. Information Solutions	2025	2024	$	%		2025	2024	$	%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$457.8	$418.2	$39.6	9%		$905.9	$836.4	$69.5	8%
Financial Marketing Services	63.7	60.1	3.6	6%		115.4	107.2	8.2	8%
Total operating revenue	$521.5	$478.3	$43.2	9%		$1,021.3	$943.6	$77.7	8%
% of consolidated revenue	34%	33%				34%	33%
Total operating income	$118.0	$98.6	$19.4	20%		$223.6	$191.2	$32.4	17%
Operating margin	22.6%	20.6%		2.0	pts	21.9%	20.3%		1.6	pts

USIS revenue increased by 9% and 8% for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The increase for both periods is primarily due to growth in Online Information Solutions which is due to growth in both mortgage and non-mortgage revenue, as well as growth in Financial Marketing Services. Growth in mortgage related services is primarily due to product pricing, partially offset by lower mortgage credit inquiry volumes in the current year compared to the prior year periods.

Online Information Solutions

Revenue increased by 9% and 8% for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The increase for both periods is driven by growth in mortgage related services, as well as growth in non-mortgage online services and consumer solutions revenue. The growth in mortgage related services for both periods is primarily due to product pricing, partially offset by lower mortgage credit inquiry volumes in the current year compared to the prior year periods.

Financial Marketing Services

Revenue increased by 6% and 8% for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The increase for both periods is primarily due to growth in credit marketing services.

USIS Operating Margin

USIS operating margin increased to 22.6% for the second quarter of 2025 from 20.6% for the second quarter of 2024 and increased to 21.9% for the first six months of 2025 from 20.3% for the first six months of 2024. The margin increase for both periods is due to the aforementioned increase in revenue, partially offset by an increase in operating expenses. Operating expenses increased for both periods due to an increase in certain product revenue royalty costs, partially offset by a decline in people costs.

International

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
International	2025	2024	$		%	2025	2024	$		%
	(In millions)					(In millions)
Operating revenue:
Latin America	$99.6	$97.3	$2.3		2%	$193.8	$188.4	$5.4		3%
Europe	99.2	88.2	11.0		12%	185.7	174.4	11.3		7%
Asia Pacific	85.3	84.6	0.7		1%	165.0	162.9	2.1		1%
Canada	69.3	69.2	0.1		—%	132.5	134.9	(2.4)		(2)%
Total operating revenue	$353.4	$339.3	$14.1		4%	$677.0	$660.6	$16.4		2%
% of consolidated revenue	23%	24%				23%	24%
Total operating income	$38.6	$40.4	$(1.8)		(4)%	$64.0	$72.3	$(8.3)		(11)%
Operating margin	10.9%	11.9%		(1.0)	pts	9.5%	10.9%		(1.4)	pts

International revenue increased by 4% and 2% in the second quarter and the first six months of 2025, respectively, compared to the same periods in 2024. On a local currency basis, revenue increased by 6% in both the second quarter and first six months of 2025 compared to the same periods in 2024, driven by local currency growth in Latin America, primarily from Argentina and Brazil, as well as local currency growth in Europe, Asia Pacific and Canada. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $5.9 million, or 2%, for the second quarter of 2025, and by $25.9 million, or 4%, for the first six months of 2025.

Latin America

On a local currency basis, revenue increased by 11% and 13% for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The increase in both periods is primarily due to local currency growth in Argentina and Brazil. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $8.0 million, or 9%, and $19.5 million, or 10%, for the second quarter and first six months of 2025, respectively, primarily within Brazil and Argentina. Reported revenue increased by 2% and 3% for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024.

Europe

On a local currency basis, revenue increased by 6% and 4% for the second quarter and first six months of 2025, compared to the same periods in 2024. The increase in both periods is primarily due to growth in the consumer credit reporting businesses in the U.K. and Spain. Local currency fluctuations against the U.S. dollar positively impacted revenue by $5.3 million, or 6%, and $4.5 million, or 3%, for the second quarter and first six months of 2025, respectively. Reported revenue increased by 12% and 7% for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024.

Asia Pacific

On a local currency basis, revenue increased by 4% and 5% for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The increase for both periods is primarily driven by growth in the Australia commercial and consumer credit reporting businesses. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.3 million, or 3%, and $6.1 million, or 4%, for the second quarter and first six months of 2025, respectively. Reported revenue increased by 1% for both the second quarter and first six months of 2025 compared to the same periods in 2024.

Canada

On a local currency basis, revenue increased by 1% and 2% in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The increase in both periods is driven by growth in the direct to consumer business. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.8 million, or 1%, and $4.8 million, or 4%, for the second quarter and first six months of 2025, respectively. Reported revenue was flat and decreased by 2% for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024.

International Operating Margin

Operating margin decreased to 10.9% for the second quarter of 2025 from 11.9% for the second quarter of 2024 and decreased to 9.5% for the first six months of 2025 from 10.9% for the first six months of 2024. The decrease in both periods is primarily due to higher people costs, increased amortization of capitalized internal-use software costs resulting from technology transformation capital spending incurred previously and higher cloud costs. The decrease for both periods is partially offset by the increase in revenue.

General Corporate Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
General Corporate Expense	2025	2024	$	%	2025	2024	$	%
	(In millions)				(In millions)
General corporate expense	$153.1	$129.5	$23.6	18%	$312.3	$284.4	$27.9	10%

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

General corporate expense increased by $23.6 million and $27.9 million for the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The increase for both periods is primarily due to higher litigation expense, depreciation and amortization of capitalized internal-use software costs and people costs.

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

Funds generated by operating activities, our $1.5 billion five year unsecured revolving credit facility ("Revolver") and related commercial paper ("CP") program, more fully described below, are our most significant sources of liquidity. At June 30, 2025, we had $189.0 million in cash and cash equivalents, as well as $1.3 billion available to borrow under our Revolver.

Sources and Uses of Cash

We believe that our existing cash balance, liquidity available from our CP and Revolver, cash generated from ongoing operations and continued access to public or private debt markets will be sufficient to satisfy cash requirements over the next 12 months and beyond. While there was no significant change in our cash requirements as of June 30, 2025 compared to December 31, 2024, we have utilized existing CP capacity, together with cash from operating activities, to meet our current obligations.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of June 30, 2025, we held $175.5 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2025	2024	2025 vs. 2024
	(In millions)
Operating activities	$585.0	$520.2	$64.8
Investing activities	$(228.6)	$(268.6)	$40.0
Financing activities	$(346.8)	$(280.7)	$(66.1)

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2025 increased by $64.8 million compared to the prior year period primarily due to increased net income.

Investing Activities

Capital Expenditures

	Six Months Ended June 30,		Change
Net cash used in:	2025	2024	2025 vs. 2024
	(In millions)
Capital expenditures*	$(229.4)	$(268.6)	$39.2
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

Capital expenditures in the first six months of 2025 decreased by $39.2 million from the same period in 2024 due to lower capitalized software costs and lower spending on technology infrastructure as compared to the first six months of 2024.

Financing Activities

Borrowings and Credit Facility Availability

	Six Months Ended June 30,		Change
Net cash (used in) provided by:	2025	2024	2025 vs. 2024
	(In millions)
Net short-term payments	$(115.9)	$(194.2)	$78.3

Credit Facility Availability

We have access to a $1.5 billion five year unsecured revolving credit facility (the Revolver), which matures in August 2028. Borrowings under the Revolver may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. In May 2025, we exercised our second option to extend the maturity date by one year, from August 2027 to August 2028, and thus have one extension option remaining. Availability of the Revolver is reduced by the outstanding principal balance of our Commercial Paper ("CP") notes and by any letters of credit issued under the Revolver.

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

As of June 30, 2025, there were $1.4 million of letters of credit outstanding, no outstanding borrowings under the Revolver and $169.2 million of outstanding CP notes. Availability under the Revolver was $1.3 billion at June 30, 2025.

At June 30, 2025, approximately 97% of our debt was fixed-rate debt and 3% was variable-rate debt. Our variable-rate debt consists of outstanding amounts under our CP program. The interest rates reset periodically, depending on the terms of the respective financing agreements. At June 30, 2025, the interest rate on our variable-rate debt ranged from 4.56% to 4.68%.

Borrowing and Repayment Activity

We primarily borrow under our CP program and Revolver as needed and as availability allows.

Net short-term payments primarily represent net borrowings or repayments of outstanding amounts under our CP program.

There were no borrowings or payments on long-term debt for the first six months of 2025. There were no borrowings on long-term debt for the first six months of 2024. Payments on long-term debt for the first six months of 2024 represented $8.8 million in payments on our then-outstanding term loan.

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
As of June 30, 2025, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 2.6% senior notes due 2025, 3.25% senior notes due 2026, 5.1% senior notes due 2027, 5.1% senior notes due 2028, 4.8% senior notes due 2029, 3.1% senior notes due 2030, 2.35% senior notes due 2031 and 7.0% senior notes due 2037 (collectively, the “Senior Notes”) contain change in control provisions. If we experience a change of control or publicly announce an intention to effect a change of control and the rating on the Senior Notes is lowered by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) below an investment grade rating within 60 days of such change of control or notice thereof, then we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2024 Form 10-K.

Equity Transactions

	Six Months Ended June 30,		Change
Net cash (used in) provided by:	2025	2024	2025 vs. 2024
	(In millions)
Treasury stock repurchases	$(127.4)	$—	$(127.4)
Dividends paid to Equifax shareholders	$(110.5)	$(96.4)	$(14.1)
Proceeds from exercise of stock options and employee stock purchase plan	$24.4	$38.1	$(13.7)
Payment of taxes related to settlement of equity awards	$(13.2)	$(16.0)	$2.8

Sources and uses of cash related to equity during the six months ended June 30, 2025 and 2024 were as follows:

-    During the first six months of 2025, we repurchased 479,506 shares of our common stock on the open market. During the first six months of 2024, we did not repurchase any shares of our common stock on the open market.

-    On April 21, 2025, the Board of Directors approved an increase in our quarterly cash dividend to $0.50 per share beginning in the second quarter of 2025. We paid cash dividends to Equifax shareholders of $110.5 million, or $0.89 per share, and $96.4 million, or $0.78 per share, during the six months ended June 30, 2025 and 2024, respectively.

-    We received cash of $24.4 million and $38.1 million during the first six months of 2025 and 2024, respectively, from the exercise of stock options and the employee stock purchase plan.

-    We paid taxes of $13.2 million and $16.0 million related to the settlement of equity awards during the first six months of 2025 and 2024, respectively.

On April 21, 2025, the Board of Directors terminated the existing share repurchase authorization and approved an authorization to repurchase up to $3 billion of shares of common stock. At June 30, 2025, approximately $2.9 billion was available for future purchases of common stock under our share repurchase authorization.

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

Foreign Currency

Argentina experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as a highly inflationary economy which resulted in the recognition of a $1.3 million and $0.1 million foreign currency loss that was recorded in Other income (expense), net in our Consolidated Statements of Income during the three months ended June 30, 2025 and 2024, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2024 Form 10-K. There were no material changes to our market risk exposure during the three and six months ended June 30, 2025.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CFPB Matters

In July 2023, we received a Civil Investigative Demand (a “CID”) from the Consumer Financial Protection Bureau (the “CFPB”) as part of its investigation into data accuracy and dispute handling at our Workforce Solutions business unit in order to determine whether we have followed the Fair Credit Reporting Act's requirements. We received a second CID from the CFPB in March 2024 and a third CID in August 2024 as part of the same investigation. The CIDs request the production of documents and answers to written questions. We are cooperating with the CFPB in its investigation and providing responses and information on an ongoing basis. At this time, we are unable to predict the outcome of the CFPB's investigation, including whether the investigation will result in any actions or proceedings against us.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2025:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
April 1 - April 30, 2025	96,218	$256.49	95,521	$2,975,499,819
May 1 - May 31, 2025	302,851	$268.03	297,308	$2,895,812,356
June 1 - June 30, 2025	86,679	$267.69	86,677	$2,872,609,790
Total	485,748		479,506

(1)The total number of shares purchased for the quarter includes, if applicable: (a) shares purchased pursuant to our publicly-announced share repurchase program (95,521 shares for the month of April 2025, 297,308 shares for the month of May 2025, and 86,677 shares for the month of June 2025); and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock (697 shares for the month of April 2025, 5,543 shares for the month of May 2025, and 2 shares for the month of June 2025).

(2)Average price paid per share for shares purchased as part of our existing repurchase program (excludes brokerage commissions and excise taxes).

(3)On April 21, 2025, the Board of Directors terminated the existing share repurchase authorization and approved an authorization to repurchase up to $3 billion of shares of common stock. At June 30, 2025, approximately $2.9 billion was available for future purchases of common stock under our share repurchase authorization. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans of Directors and Executive Officers

The following table describes any contracts, instructions or written plans for the sale or purchase of Equifax securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarter ended June 30, 2025:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Jamil Farshchi, Executive Vice President, Chief Technology Officer	4/25/2025	2/20/2026	Sale of up to 13,231 shares of common stock in multiple transactions
John W. Gamble, Jr., Executive Vice President, Chief Financial Officer and Chief Operations Officer	5/14/2025	11/20/2025	Sales of up to 18,385 shares of common stock in multiple transactions
Carla J. Chaney, Executive Vice President, Chief Human Resources Officer	5/14/2025	2/20/2026	Sale of up to 6,697 shares of common stock in multiple transactions
Julia A. Houston, Executive Vice President, Chief Legal Officer	5/21/2025	11/28/2025	Sale of up to 5,500 shares of common stock in multiple transactions
James M. Griggs, Chief Accounting Officer and Corporate Controller	5/21/2025	2/27/2026	Sale of up to 1,605 shares of common stock in multiple transactions

During the quarter ended June 30, 2025, none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1*	Articles of Amendment to the Amended and Restated Articles of Incorporation of Equifax Inc.
10.1*	Third Amendment to Credit Agreement, dated as of May 27, 2025, by and between Equifax Inc. and JPMorgan Chase Bank, N.A., as administrative agent
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date:	July 22, 2025	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	July 22, 2025		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer
and Chief Operations Officer
(Principal Financial Officer)

Date:	July 22, 2025		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)