Form 10-Q
period 2025-09-30
EQUIFAX INC
filed 2025-10-21
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

On October 10, 2025, there were 122,394,037 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2025

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2025	2024
(In millions, except per share amounts)
Operating revenue	$1,544.9	$1,441.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	663.2	645.2
Selling, general and administrative expenses	434.1	380.4
Depreciation and amortization	183.3	169.1
Total operating expenses	1,280.6	1,194.7
Operating income	264.3	247.1
Interest expense	(52.2)	(56.3)
Other income, net	3.2	3.0
Consolidated income before income taxes	215.3	193.8
Provision for income taxes	(53.8)	(51.1)
Consolidated net income	161.5	142.7
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.3)	(1.4)
Net income attributable to Equifax	$160.2	$141.3
Basic earnings per common share:
Net income attributable to Equifax	$1.30	$1.14
Weighted-average shares used in computing basic earnings per share	123.1	123.9
Diluted earnings per common share:
Net income attributable to Equifax	$1.29	$1.13
Weighted-average shares used in computing diluted earnings per share	124.1	125.2
Dividends per common share	$0.50	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
(In millions, except per share amounts)
Operating revenue	$4,523.9	$4,261.7
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	1,984.4	1,903.7
Selling, general and administrative expenses	1,193.2	1,105.7
Depreciation and amortization	535.3	498.3
Total operating expenses	3,712.9	3,507.7
Operating income	811.0	754.0
Interest expense	(158.2)	(173.4)
Other income, net	9.2	4.3
Consolidated income before income taxes	662.0	584.9
Provision for income taxes	(174.1)	(151.0)
Consolidated net income	487.9	433.9
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(3.4)	(3.8)
Net income attributable to Equifax	$484.5	$430.1
Basic earnings per common share:
Net income attributable to Equifax	$3.92	$3.48
Weighted-average shares used in computing basic earnings per share	123.7	123.7
Diluted earnings per common share:
Net income attributable to Equifax	$3.89	$3.44
Weighted-average shares used in computing diluted earnings per share	124.7	124.9
Dividends per common share	$1.39	$1.17

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,
	2025			2024
	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total
	(In millions)
Net income	$160.2	$1.3	$161.5	$141.3	$1.4	$142.7
Other comprehensive income (loss):
Foreign currency translation adjustment	8.5	5.7	14.2	79.2	(0.4)	78.8
Comprehensive income	$168.7	$7.0	$175.7	$220.5	$1.0	$221.5

	Nine Months Ended September 30,
	2025			2024
	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total
	(In millions)
Net income	$484.5	$3.4	$487.9	$430.1	$3.8	$433.9
Other comprehensive income (loss):
Foreign currency translation adjustment	171.4	17.4	188.8	(34.1)	(15.2)	(49.3)
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	—	—	—	0.1	—	0.1
Change in cumulative gain from cash flow hedging transactions, net	—	—	—	0.1	—	0.1
Comprehensive income (loss)	$655.9	$20.8	$676.7	$396.2	$(11.4)	$384.8

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except par values)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$189.0	$169.9
Trade accounts receivable, net of allowance for doubtful accounts of $19.3 and $16.9 at September 30, 2025 and December 31, 2024, respectively	1,015.0	957.6
Prepaid expenses	143.0	134.9
Other current assets	116.1	98.2
Total current assets	1,463.1	1,360.6
Property and equipment:
Capitalized internal-use software and system costs	3,003.3	2,817.5
Data processing equipment and furniture	244.7	229.6
Land, buildings and improvements	290.1	285.0
Total property and equipment	3,538.1	3,332.1
Less accumulated depreciation and amortization	(1,621.6)	(1,440.2)
Total property and equipment, net	1,916.5	1,891.9
Goodwill	6,664.7	6,547.8
Indefinite-lived intangible assets	94.7	94.7
Purchased intangible assets, net	1,368.5	1,521.0
Other assets, net	324.3	343.4
Total assets	$11,831.8	$11,759.4
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$759.3	$687.7
Accounts payable	156.2	138.2
Accrued expenses	298.7	251.1
Accrued salaries and bonuses	245.4	215.8
Deferred revenue	110.5	115.5
Other current liabilities	413.4	403.2
Total current liabilities	1,983.5	1,811.5
Long-term debt	4,053.8	4,322.8
Deferred income tax liabilities, net	376.4	351.6
Long-term pension and other postretirement benefit liabilities	104.4	106.7
Other long-term liabilities	237.9	247.2
Total liabilities	6,756.0	6,839.8
Commitments and Contingencies (see Note 6)
Redeemable noncontrolling interests	118.6	105.2
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at September 30, 2025 and December 31, 2024; Outstanding shares - 122.6 and 124.0 at September 30, 2025 and December 31, 2024, respectively	236.6	236.6
Paid-in capital	2,003.2	1,915.2
Retained earnings	6,330.3	6,018.6
Accumulated other comprehensive loss	(551.3)	(722.7)
Treasury stock, at cost, 66.1 shares and 64.7 shares at September 30, 2025 and December 31, 2024, respectively	(3,074.4)	(2,644.9)
Stock held by employee benefits trusts, at cost, 0.6 shares at September 30, 2025 and December 31, 2024	(5.9)	(5.9)
Total Equifax shareholders’ equity	4,938.5	4,796.9
Noncontrolling interests	18.7	17.5
Total shareholders' equity	4,957.2	4,814.4
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$11,831.8	$11,759.4

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Operating activities:
Consolidated net income	$487.9	$433.9
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	540.8	506.9
Stock-based compensation expense	63.9	71.9
Deferred income taxes	29.6	(45.2)
Gain on sale of equity investment	(0.8)	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(45.6)	(47.8)
Other assets, current and long-term	(10.3)	(13.3)
Current and long term liabilities, excluding debt	79.4	93.3
Cash provided by operating activities	1,144.9	999.7
Investing activities:
Capital expenditures	(351.4)	(392.6)
Cash received from divestitures	0.8	—
Cash used in investing activities	(350.6)	(392.6)
Financing activities:
Net short-term payments	(204.1)	(195.9)
Payments on long-term debt	—	(695.6)
Proceeds from issuance of long-term debt	1.7	649.8
Treasury stock purchases	(427.4)	—
Dividends paid to Equifax shareholders	(172.0)	(144.8)
Distributions paid to noncontrolling interests	(6.2)	(4.4)
Proceeds from exercise of stock options and employee stock purchase plan	38.1	67.5
Payment of taxes related to settlement of equity awards	(13.6)	(16.4)
Debt issuance costs	—	(5.2)
Cash used in financing activities	(783.5)	(345.0)
Effect of foreign currency exchange rates on cash and cash equivalents	8.3	(10.7)
Increase in cash and cash equivalents	19.1	251.4
Cash and cash equivalents, beginning of period	169.9	216.8
Cash and cash equivalents, end of period	$189.0	$468.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Three Months Ended September 30, 2025

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts		Total Shareholders' Equity
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests
	(In millions, except per share amounts)
Balance, June 30, 2025	123.8	$236.6	$1,975.3	$6,231.9	$(559.8)	$(2,774.6)	$(5.9)	$16.2	$5,119.7
Net income	—	—	—	160.2	—	—	—	1.4	161.6
Other comprehensive income	—	—	—	—	8.5	—	—	1.1	9.6
Shares issued under stock and benefit plans, net of minimum tax withholdings	—	—	10.4	—	—	3.0	—	—	13.4
Treasury stock purchased under share repurchase program, including brokerage commissions and excise taxes*	(1.2)	—	—	—	—	(302.8)	—	—	(302.8)
Cash dividends ($0.50 per share)	—	—	—	(61.8)	—	—	—	—	(61.8)
Dividends paid to employee benefits trusts	—	—	0.3	—	—	—	—	—	0.3
Stock-based compensation expense	—	—	17.2	—	—	—	—	—	17.2
Balance, September 30, 2025	122.6	$236.6	$2,003.2	$6,330.3	$(551.3)	$(3,074.4)	$(5.9)	$18.7	$4,957.2

* At September 30, 2025, approximately $2.6 billion was available for future purchases of common stock under our share repurchase authorization.

For the Three Months Ended September 30, 2024

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts		Total Shareholders' Equity
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests
	(In millions, except per share amounts)
Balance, June 30, 2024	123.7	$236.6	$1,856.8	$5,800.4	$(544.3)	$(2,647.6)	$(5.9)	$16.8	$4,712.8
Net income	—	—	—	141.3	—	—	—	1.4	142.7
Other comprehensive income (loss)	—	—	—	—	79.2	—	—	(0.1)	79.1
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	28.4	—	—	0.7	—	—	29.1
Cash dividends ($0.39 per share)	—	—	—	(48.5)	—	—	—	—	(48.5)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	11.7	—	—	—	—	—	11.7
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance, September 30, 2024	123.9	$236.6	$1,897.1	$5,893.2	$(465.1)	$(2,646.9)	$(5.9)	$17.1	$4,926.1

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Nine Months Ended September 30, 2025

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
	(In millions, except per share amounts)
Balance, December 31, 2024	124.0	$236.6	$1,915.2	$6,018.6	$(722.7)	$(2,644.9)	$(5.9)	$17.5	$4,814.4
Net income	—	—	—	484.5	—	—	—	3.7	488.2
Other comprehensive income	—	—	—	—	171.4	—	—	1.7	173.1
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	23.3	—	—	1.4	—	—	24.7
Treasury stock purchased under share repurchase program, including brokerage commissions and excise taxes*	(1.7)	—	—	—	—	(430.9)	—	—	(430.9)
Cash dividends ($1.39 per share)	—	—	—	(172.8)	—	—	—	—	(172.8)
Dividends paid to employee benefits trusts	—	—	0.8	—	—	—	—	—	0.8
Stock-based compensation expense	—	—	63.9		—	—	—	—	63.9
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.2)	(4.2)
Balance, September 30, 2025	122.6	$236.6	$2,003.2	$6,330.3	$(551.3)	$(3,074.4)	$(5.9)	$18.7	$4,957.2

* At September 30, 2025, approximately $2.6 billion was available for future purchases of common stock under our share repurchase authorization.

For the Nine Months Ended September 30, 2024

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
	(In millions, except per share amounts)
Balance, December 31, 2023	123.3	$236.6	$1,761.3	$5,608.6	$(431.2)	$(2,635.3)	$(5.9)	$18.3	$4,552.4
Net income	—	—	—	430.1	—	—	—	3.6	433.7
Other comprehensive loss	—	—	—	—	(33.9)	—	—	(0.4)	(34.3)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.6	—	63.2	—	—	(11.6)	—	—	51.6
Cash dividends ($1.17 per share)	—	—	—	(145.5)	—	—	—	—	(145.5)
Dividends paid to employee benefits trusts	—	—	0.7	—	—	—	—	—	0.7
Stock-based compensation expense	—	—	71.9	—	—	—	—	—	71.9
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.4)	(4.4)
Balance, September 30, 2024	123.9	$236.6	$1,897.1	$5,893.2	$(465.1)	$(2,646.9)	$(5.9)	$17.1	$4,926.1

Accumulated Other Comprehensive Loss consists of the following components:

	September 30, 2025	December 31, 2024
	(In millions)
Foreign currency translation	$(547.0)	$(718.4)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $1.1 million at September 30, 2025 and December 31, 2024	(3.5)	(3.5)
Cash flow hedging transactions, net of tax of $0.5 million at September 30, 2025 and December 31, 2024	(0.8)	(0.8)
Accumulated other comprehensive loss	$(551.3)	$(722.7)
See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal justice data and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of September 30, 2025, we operated in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom ("U.K."), Uruguay and the United States of America ("U.S."). We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore.

We develop, maintain and enhance secured proprietary information databases through the compilation of consumer specific data, including credit, income, employment, criminal justice, asset, liquidity, net worth and spending activity, and business data, including credit and business demographics, that we obtain from a variety of sources, such as credit granting institutions, payroll processors, and income and tax information primarily from large to mid-sized companies in the U.S. We process this information utilizing our proprietary information management systems. We also provide information, technology and services to support debt collections and recovery management.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Weighted-average shares outstanding (basic)	123.1	123.9	123.7	123.7
Effect of dilutive securities:
Stock options and restricted stock units	1.0	1.3	1.0	1.2
Weighted-average shares outstanding (diluted)	124.1	125.2	124.7	124.9

For the three and nine months ended September 30, 2025 and 2024, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of September 30, 2025 and December 31, 2024, the fair value of our long-term debt, including the current portion, based on observable inputs was $4.7 billion and $4.5 billion, respectively, compared to its carrying value of $4.8 billion for both periods.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We did not complete any acquisitions during the nine months ended September 30, 2025 or the year ended December 31, 2024.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost and are due in less than a year. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which is included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Allowance for doubtful accounts, beginning of period	$18.8	$16.7	$16.9	$16.7
Current period bad debt expense	8.0	3.0	27.3	12.0
Write-offs, net of recoveries	(7.5)	(2.6)	(24.9)	(11.6)
Allowance for doubtful accounts, end of period	$19.3	$17.1	$19.3	$17.1

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily include amounts receivable from tax authorities and related to vendor rebates. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2025, these assets were $47.3 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent our investments in unconsolidated affiliates, the Company’s operating lease right-of-use assets, employee benefit trust assets, assets related to life insurance policies covering certain officers of the Company and long-term deferred tax assets.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as interest expense, income taxes, accrued employee benefits, and insurance expense. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2025, these funds were $47.3 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Redeemable Noncontrolling Interest. As part of the merger consideration issued to complete the acquisition of BVS, we issued shares of one of our subsidiaries, thus resulting in a noncontrolling interest. We recognized the noncontrolling interest at fair value at the date of acquisition. These shares were issued with specific rights allowing the holders to sell the shares back to Equifax, at fair value during specified future time periods starting at the fifth anniversary and only when certain conditions exist. Additionally, the shareholder agreements provide Equifax with the right to buy the shares back at fair value at future dates beginning after the tenth anniversary of the acquisition, however Equifax is not required to exercise this right at any point.

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

The Company's redeemable noncontrolling interests activities for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Redeemable noncontrolling interests:	2025	2024	2025	2024
	(In millions)
Redeemable noncontrolling interests, beginning of period	$116.1	$120.8	$105.2	$135.1
Net (loss) income attributable to redeemable noncontrolling interest	(0.1)	—	(0.3)	0.2
Dividends paid to redeemable noncontrolling interests	(2.0)	—	(2.0)	—
Effect of foreign currency translation attributable to redeemable noncontrolling interest	4.6	(0.3)	15.7	(14.8)
Redeemable noncontrolling interests, end of period	$118.6	$120.5	$118.6	$120.5

Recent Accounting Pronouncements. Intangibles—Goodwill and Other—Internal-Use Software. On September 18, 2025, the FASB issued ASU 2025-06 which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The amendments in the ASU remove all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software (“significant development uncertainty”). Significant development uncertainty exists if either of the following factors is present: (i) the software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing or (ii) the entity has determined what it needs the software to do (for example, functions or features), including whether the entity has identified or continues to substantially revise the software’s significant performance requirements. The amendments in the ASU specify that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Additionally, the amendments clarify that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs. The amendments in the ASU are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in the ASU permit an entity to apply the new guidance using any of the following transition approaches: (i) a prospective transition approach, (ii) modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or (iii) a retrospective transition approach. We are still evaluating the impact the adoption of the standard will have on our Consolidated Financial Statements.

Financial Instruments — Credit Losses. On July 30, 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU relates to estimating credit losses for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers, including those acquired in a transaction accounted for under ASC 805, Business Combinations. For all entities, the ASU provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions. If elected, the practical expedient must be applied consistently to all eligible current accounts receivable and current contract assets. Entities will be required to disclose if they have elected the practical expedient. The new guidance will be effective for interim and annual periods beginning after December 15, 2025 and is to be adopted on a prospective basis. Early adoption is permitted; if adopted in an interim reporting period, the entity must adopt the guidance as of the beginning of the annual reporting period that includes the interim period. We are still evaluating the impact, but do not expect the adoption of the standard to have a material impact on our Consolidated Financial Statements.

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

Income Statement — Reporting Comprehensive Income. In November 2024, the FASB issued ASU No. 2024-03 "Disaggregation of Income Statement Expenses." The update requires public business entities to disclose in a tabular format, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. Specified expenses, gains and losses that are already disclosed under existing U.S. GAAP are also required to be included in the disaggregated income statement expense line-item disclosures, and any remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required annually. The ASU is effective for public entities for annual periods with fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Public entities are required to adopt the ASU prospectively. However, public entities are permitted to apply the amendments in the ASU retrospectively. We are still evaluating the impact on our financial statement disclosures.

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

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2025	2024	$	%	2025	2024	$	%
	(In millions)				(In millions)
Verification Services	$553.6	$524.9	$28.7	5%	$1,622.9	$1,517.2	$105.7	7%
Employer Services	95.8	95.1	0.7	1%	307.2	318.4	(11.2)	(4)%
Total Workforce Solutions	649.4	620.0	29.4	5%	1,930.1	1,835.6	94.5	5%
Online Information Solutions	467.5	419.1	48.4	12%	1,373.5	1,255.5	118.0	9%
Financial Marketing Services	62.7	57.8	4.9	9%	178.1	165.0	13.1	8%
Total U.S. Information Solutions	530.2	476.9	53.3	11%	1,551.6	1,420.5	131.1	9%
Latin America	102.1	96.7	5.4	6%	295.8	285.1	10.7	4%
Europe	102.3	94.9	7.4	8%	288.0	269.3	18.7	7%
Asia Pacific	90.1	88.5	1.6	2%	255.1	251.4	3.7	1%
Canada	70.8	64.8	6.0	9%	203.3	199.8	3.5	2%
Total International	365.3	344.9	20.4	6%	1,042.2	1,005.6	36.6	4%
Total operating revenue	$1,544.9	$1,441.8	$103.1	7%	$4,523.9	$4,261.7	$262.2	6%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of September 30, 2025, inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$29.6
1 to 3 years	27.6
3 to 5 years	18.6
Thereafter	8.4
Total remaining performance obligation	$84.2

3. ACQUISITIONS AND INVESTMENTS

We did not complete any acquisitions during the three and nine months ended September 30, 2025 and 2024.

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

Changes in the amount of goodwill for the nine months ended September 30, 2025 are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total

Balance, December 31, 2024	$2,519.8	$2,006.2	$2,021.8	$6,547.8
Foreign currency translation	0.2	—	116.7	116.9
Balance, September 30, 2025	$2,520.0	$2,006.2	$2,138.5	$6,664.7

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of December 1 each year. Our indefinite-lived intangible asset carrying amounts did not change during the nine months ended September 30, 2025.

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

Purchased intangible assets, net, recorded on our Consolidated Balance Sheets at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,135.2	$(742.7)	$392.5	$1,111.9	$(669.5)	$442.4
Customer relationships	959.5	(540.4)	419.1	937.7	(484.2)	453.5
Proprietary database	699.9	(265.3)	434.6	704.9	(227.6)	477.3
Acquired software and technology	215.8	(130.7)	85.1	217.6	(106.3)	111.3
Trade names, non-compete agreements and other intangible assets	50.9	(13.7)	37.2	49.7	(13.2)	36.5
Total definite-lived intangible assets	$3,061.3	$(1,692.8)	$1,368.5	$3,021.8	$(1,500.8)	$1,521.0

Amortization expense related to purchased intangible assets was $62.7 million and $64.6 million during the three months ended September 30, 2025 and 2024, respectively. Amortization expense related to purchased intangible assets was $187.5 million and $197.0 million during the nine months ended September 30, 2025 and 2024, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at September 30, 2025 is as follows:

Years ending December 31,	Amount
(In millions)
2025	$62.0
2026	237.3
2027	224.2
2028	163.4
2029	148.4
Thereafter	533.2
$1,368.5

5. DEBT

Debt outstanding at September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
	(In millions)
Commercial paper ("CP")	$81.5	$286.5
Notes, 2.60%, due December 2025	400.0	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Notes, 5.10%, due December 2027	750.0	750.0
Notes, 5.10%, due June 2028	700.0	700.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 4.80%, due September 2029	650.0	650.0
Notes, 3.10%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	1,000.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	4.1	1.2
Total debt	4,835.6	5,037.7
Less short-term debt and current maturities	(759.3)	(687.7)
Less unamortized discounts and debt issuance costs	(22.5)	(27.2)
Total long-term debt, net	$4,053.8	$4,322.8

Senior Credit Facility.  We have access to a $1.5 billion five year unsecured revolving credit facility (the “Revolver”), which matures in August 2028. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver. As of September 30, 2025, there were $81.5 million of outstanding CP notes, $1.3 million of letters of credit outstanding, and no outstanding borrowings under the Revolver. Availability under the Revolver was $1.4 billion at September 30, 2025.

Commercial Paper Program.  Our $1.5 billion CP program has been established through the private placement of CP notes from time-to-time, in which borrowings may bear interest at either a variable or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP program is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At September 30, 2025, there were $81.5 million of outstanding CP notes. We have disclosed the net short-term borrowing activity for the nine months ended September 30, 2025 in the Consolidated Statements of Cash Flows. There were no CP borrowings or payments with a maturity date greater than 90 days and less than 365 days for the nine months ended September 30, 2025 and 2024.

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

Guarantees and General Indemnifications

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all standby letters of credit, performance bonds and surety bonds is not material at September 30, 2025 and these instruments generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees is not material at September 30, 2025. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements.

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

7. INCOME TAXES

Effective Tax Rate

Our effective income tax rate was 25.0% for the three months ended September 30, 2025 compared to 26.4% for the three months ended September 30, 2024. Our effective income tax rate was 26.3% for the nine months ended September 30, 2025 compared to 25.8% for the nine months ended September 30, 2024. Our effective tax rate was lower for the three months ended September 30, 2025 as compared to the same period in 2024, which was primarily attributable to more favorable discrete benefits in the current period, which primarily consisted of a more favorable change in prior-year estimated R&D credit, offset by a less favorable discrete item for equity compensation. Our effective tax rate was higher for the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to a lower estimated R&D credit and less favorable discrete tax benefits in the current period.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine months ended September 30, 2025 are as follows:

	Foreign currency translation adjustment	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2024	$(718.4)	$(3.5)	$(0.8)	$(722.7)
Other comprehensive income	171.4	—	—	171.4
Balance, September 30, 2025	$(547.0)	$(3.5)	$(0.8)	$(551.3)

The change in accumulated other comprehensive loss related to noncontrolling interests including redeemable noncontrolling interests was an increase of $17.4 million and a decrease of $15.2 million for the nine months ended September 30, 2025 and 2024, respectively, related to foreign currency translation adjustments.

9. RESTRUCTURING CHARGES

Restructuring costs consist of severance costs, contract termination and associated costs and other exit and disposal costs. Severance costs relate to a reduction in headcount, contract termination costs primarily relate to penalties for early termination of contracts and associated costs of transition and other exit and disposal costs primarily relate to real estate exit costs.

During the third quarter and first nine months of 2025, we recorded $43.9 million and $49.9 million of restructuring charges, respectively, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s global strategic objectives and primarily relate to reductions in headcount. Additionally, the charge for the first nine months includes contract terminations and associated costs, which resulted from our efforts to complete our cloud technology transformation.

In the third quarter and first nine months of 2024, we recorded $41.6 million of restructuring charges for the realignment of resources and other costs, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. These charges were recorded to general corporate expense and predominantly related to our ongoing efforts toward completion of our technology transformation in order to support the Company's strategic objectives.

The changes during the nine months ended September 30, 2025 in the liabilities associated with the restructuring charges recorded during 2024 and 2025, including expenses incurred and cash payments, are as follows:

	Liability balance as of 12/31/2024	Expenses Incurred	Cash Payments	Liability balance as of 9/30/2025
Restructuring charges:	(In millions)
Severance costs	$15.6	$42.8	$(13.1)	$45.3
Contract terminations and other associated costs	2.0	7.1	(8.5)	0.6
Total	$17.6	$49.9	$(21.6)	$45.9

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

Segment information for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30, 2025
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$649.4	$530.2	$365.3	$1,544.9

Less: (1)
Cost of services	237.9	239.8	157.4	635.1
Selling, general and administrative expenses	79.8	104.3	102.1	286.2
Depreciation and amortization expenses	47.2	62.8	48.1	158.1
Operating Income	$284.5	$123.3	$57.7	$465.5

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(201.2)
Other income, net				3.2
Interest expense (3)				(52.2)
Consolidated income before income taxes				$215.3

	Three Months Ended September 30, 2024
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$620.0	$476.9	$344.9	$1,441.8

Less: (1)
Cost of services	227.4	221.3	163.3	612.0
Selling, general and administrative expenses	80.1	96.5	89.9	266.5
Depreciation and amortization expenses	44.9	61.0	43.6	149.5
Operating Income	$267.6	$98.1	$48.1	$413.8

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(166.7)
Other income, net				3.0
Interest expense (3)				(56.3)
Consolidated income before income taxes				$193.8

	Nine Months Ended September 30, 2025
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$1,930.1	$1,551.6	$1,042.2	$4,523.9

Less: (1)
Cost of services	703.6	706.6	481.4	1,891.6
Selling, general and administrative expenses	234.0	309.3	301.2	844.5
Depreciation and amortization expenses	136.5	188.8	137.9	463.2
Operating Income	$856.0	$346.9	$121.7	$1,324.6

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(513.6)
Other income, net				9.2
Interest expense (3)				(158.2)
Consolidated income before income taxes				$662.0

	Nine Months Ended September 30, 2024
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$1,835.6	$1,420.5	$1,005.6	$4,261.7

Less: (1)
Cost of services	665.7	657.7	480.0	1,803.4
Selling, general and administrative expenses	240.9	298.9	273.8	813.6
Depreciation and amortization expenses	133.6	174.6	131.4	439.6
Operating Income	$795.4	$289.3	$120.4	$1,205.1

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(451.1)
Other income, net				4.3
Interest expense (3)				(173.4)
Consolidated income before income taxes				$584.9

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
(3)Interest expense includes interest incurred on our outstanding debt agreements.

	September 30,	December 31,
Total assets:	2025	2024
	(in millions)
Workforce Solutions	$4,034.2	$4,104.9
U.S. Information Solutions	3,357.5	3,386.2
International	3,618.8	3,451.6
General Corporate	821.3	816.7
Total assets	$11,831.8	$11,759.4

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital expenditures:	2025	2024	2025	2024
	(in millions)
Workforce Solutions	$25.7	$24.3	$71.9	$72.8
U.S. Information Solutions	25.5	40.5	76.9	130.0
International	35.8	33.5	97.4	95.5
General Corporate	38.8	24.9	102.9	80.6
Total capital expenditures*	$125.8	$123.2	$349.1	$378.9

*Amounts above include accruals for capital expenditures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 1 of this Form 10-Q. This section discusses the results of our operations for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. All percentages have been calculated using unrounded amounts for each of the periods presented.

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

BUSINESS OVERVIEW

Equifax Inc. is a global data, analytics and technology company. We provide information solutions for businesses, governments and consumers, and we provide human resources business process automation and outsourcing services for employers. We have a large and diversified group of clients, including financial institutions, corporations, government agencies and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, educational history, criminal justice, healthcare professional licensure and sanctions, demographic and marketing data. We use advanced statistical techniques, artificial intelligence including machine learning, and proprietary software tools to analyze available data to create customized insights, decision-making and process automation solutions and processing services for our clients. We are a leading provider of information and solutions used in payroll-related and human resource management business process services in the U.S., as well as e-commerce fraud and charge back protection services in North America. For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions. Additionally, we also provide information, technology and services to support debt collections and recovery management.

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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K., Uruguay and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore. Approximately 76% of our revenue was generated in the U.S. during the three months ended September 30, 2025 and 2024. Approximately 77% and 76% of our revenue was generated in the U.S. during the nine months ended September 30, 2025 and 2024, respectively.

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

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Key Performance Indicators
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share data)
Operating revenue	$1,544.9	$1,441.8	$4,523.9	$4,261.7
Operating revenue change	7%	9%	6%	8%
Operating income	$264.3	$247.1	$811.0	$754.0
Operating margin	17.1%	17.1%	17.9%	17.7%
Net income attributable to Equifax	$160.2	$141.3	$484.5	$430.1
Diluted earnings per share	$1.29	$1.13	$3.89	$3.44
Cash provided by operating activities	$559.9	$479.5	$1,144.9	$999.7
Capital expenditures*	$(125.8)	$(123.2)	$(349.1)	$(378.9)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•On April 21, 2025, the Board of Directors terminated the existing share repurchase authorization and approved an authorization to repurchase up to $3 billion of shares of common stock. We repurchased 1,237,362 shares of our common stock on the open market for $300.0 million, excluding brokerage commissions and excise taxes of $2.8 million, during the third quarter of 2025. We repurchased 1,716,868 shares of our common stock on the open market for $427.4 million, excluding brokerage commissions and excise taxes of $3.5 million, during the first nine months of 2025. We did not repurchase any shares from public market transactions during the third quarter or first nine months of 2024. At September 30, 2025, approximately $2.6 billion was available for future purchases of common stock under our share repurchase authorization.

•On April 21, 2025, the Board of Directors approved an increase in our quarterly cash dividend to $0.50 per share beginning in the second quarter of 2025. We paid out $61.5 million, or $0.50 per share, and $172.0 million, or $1.39 per share, in dividends to our shareholders during the third quarter and first nine months of 2025, respectively.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2025	2024	$	%	2025	2024	$	%
	(In millions)				(In millions)
Workforce Solutions	$649.4	$620.0	$29.4	5%	$1,930.1	$1,835.6	$94.5	5%
U.S. Information Solutions	530.2	476.9	53.3	11%	1,551.6	1,420.5	131.1	9%
International	365.3	344.9	20.4	6%	1,042.2	1,005.6	36.6	4%
Consolidated operating revenue	$1,544.9	$1,441.8	$103.1	7%	$4,523.9	$4,261.7	$262.2	6%

Revenue increased by $103.1 million, or 7%, and increased by $262.2 million, or 6%, for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. Total revenue was negatively impacted by foreign exchange rates, which decreased revenue by $2.6 million, or less than 1%, and $28.5 million, or 1%, for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024.
Revenue increased for both periods due to revenue growth in all three business units. USIS revenue growth is primarily due to growth in mortgage revenue and non-mortgage revenue in Online Information Solutions, as well as growth in Financial Marketing Services. Workforce Solutions revenue growth for both periods is primarily due to growth in Verification Services. Workforce Solutions revenue growth in the first nine months is partially offset by declines in Employer Services. International revenue growth for both periods is primarily driven by growth in Europe and Latin America. International revenue growth in the third quarter is also driven by growth in Canada.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Expenses	2025	2024	$	%	2025	2024	$	%
	(In millions)				(In millions)
Consolidated cost of services	$663.2	$645.2	$18.0	3%	$1,984.4	$1,903.7	$80.7	4%
Consolidated selling, general and administrative expenses	434.1	380.4	53.7	14%	1,193.2	1,105.7	87.5	8%
Consolidated depreciation and amortization expense	183.3	169.1	14.2	8%	535.3	498.3	37.0	7%
Consolidated operating expenses	$1,280.6	$1,194.7	$85.9	7%	$3,712.9	$3,507.7	$205.2	6%

Cost of services increased $18.0 million and $80.7 million in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. The increase for both periods is primarily due to higher royalty, revenue share and purchased data and information costs, partially offset by a decrease in people costs. The impact of changes in foreign exchange rates on costs of services led to an increase of $0.1 million and a decrease of $9.9 million in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024.

Selling, general and administrative expenses increased $53.7 million and $87.5 million for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. The increase for both periods is primarily due to higher people costs and litigation expense. The impact of changes in foreign currency exchange rates led to a decrease in selling, general and administrative expenses of $1.2 million and $10.5 million for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024.

Depreciation and amortization expense increased $14.2 million and $37.0 million for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. The increase for both periods is primarily due to increased amortization of capitalized internal-use software costs resulting from technology transformation capital spending incurred previously, partially offset by lower amortization of acquisition related purchased intangibles. The impact of changes in foreign currency exchange rates led to an increase in depreciation and amortization expense of $0.6 million and a decrease of $2.1 million for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024.

Operating Income and Operating Margin

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Consolidated Operating Income	2025	2024	$	%		2025	2024	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$1,544.9	$1,441.8	$103.1	7%		$4,523.9	$4,261.7	$262.2	6%
Consolidated operating expenses	1,280.6	1,194.7	85.9	7%		3,712.9	3,507.7	205.2	6%
Consolidated operating income	$264.3	$247.1	$17.2	7%		$811.0	$754.0	$57.0	8%
Consolidated operating margin	17.1%	17.1%		—	pts	17.9%	17.7%		0.2	pts

Total company operating margin was flat in the third quarter and increased by 0.2 percentage points in the first nine months of 2025 compared to the same periods in 2024. The increase in revenue in both periods is partially offset by the increase in operating expenses, primarily due to higher royalty, revenue share and purchased data and information costs. The increase in operating expenses in the first nine months is also due to the increase in internal-use software amortization costs.

Interest Expense and Other Income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Interest Expense and Other Income, net	2025	2024	$	%	2025	2024	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(52.2)	$(56.3)	$4.1	(7)%	$(158.2)	$(173.4)	$15.2	(9)%
Consolidated other income, net	3.2	3.0	0.2	7%	9.2	4.3	4.9	114%
Average cost of debt	4.3%	4.1%			4.3%	4.1%
Total consolidated debt, net, at quarter end	$4,813.1	$5,471.6	$(658.5)	(12)%	$4,813.1	$5,471.6	$(658.5)	(12)%

Interest expense decreased by $4.1 million and $15.2 million in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. The decrease for both periods is due to lower overall debt balances when compared to the same periods in 2024.

Other income, net, increased by $0.2 million and $4.9 million in the third quarter of 2025 and in the first nine months of 2025, respectively, as compared to the same periods in 2024. The increase in both periods is primarily due to higher equity investment income, partially offset by lower interest income as compared to the same periods in 2024. The increase in the first nine months is also due to a decrease in other non-operating expenses.

Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Provision for Income Taxes	2025	2024	$	%	2025	2024	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$(53.8)	$(51.1)	$(2.7)	5%	$(174.1)	$(151.0)	$(23.1)	15%
Effective income tax rate	25.0%	26.4%			26.3%	25.8%

Our effective income tax rate was 25.0% for the three months ended September 30, 2025 compared to 26.4% for the three months ended September 30, 2024. Our effective income tax rate was 26.3% for the nine months ended September 30, 2025 compared to 25.8% for the nine months ended September 30, 2024. Our effective tax rate was lower for the three months ended September 30, 2025 as compared to the same period in 2024, which was primarily attributable to more favorable discrete benefits in the current period, which primarily consisted of a more favorable change in prior-year estimated R&D credit, offset by a less favorable discrete item for equity compensation. Our effective tax rate was higher for the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to a lower estimated R&D credit and less favorable discrete tax benefits in the current period.

Net Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Net Income	2025	2024	$	%	2025	2024	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$264.3	$247.1	$17.2	7%	$811.0	$754.0	$57.0	8%
Consolidated interest expense and other income, net	(49.0)	(53.3)	4.3	(8)%	(149.0)	(169.1)	20.1	(12)%
Consolidated provision for income taxes	(53.8)	(51.1)	(2.7)	5%	(174.1)	(151.0)	(23.1)	15%
Consolidated net income	161.5	142.7	18.8	13%	487.9	433.9	54.0	12%
Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.3)	(1.4)	0.1	(7)%	(3.4)	(3.8)	0.4	(11)%
Net income attributable to Equifax	$160.2	$141.3	$18.9	13%	$484.5	$430.1	$54.4	13%
Diluted earnings per common share:
Net income attributable to Equifax	$1.29	$1.13	$0.16	14%	$3.89	$3.44	$0.45	13%
Weighted-average shares used in computing diluted earnings per share	124.1	125.2			124.7	124.9

Consolidated net income increased by $18.8 million and $54.0 million for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. The increase in both periods is due to increased operating income and lower interest expense, partially offset by higher income tax expense.

Segment Financial Results

Workforce Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Workforce Solutions	2025	2024	$	%		2025	2024	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$553.6	$524.9	$28.7	5%		$1,622.9	$1,517.2	$105.7	7%
Employer Services	95.8	95.1	0.7	1%		307.2	318.4	(11.2)	(4)%
Total operating revenue	$649.4	$620.0	$29.4	5%		$1,930.1	$1,835.6	$94.5	5%
% of consolidated revenue	42%	43%				43%	43%
Total operating income	$284.5	$267.6	$16.9	6%		$856.0	$795.4	$60.6	8%
Operating margin	43.8%	43.2%		0.6	pts	44.3%	43.3%		1.0	pts

Workforce Solutions revenue increased by 5% for both the third quarter and first nine months of 2025 compared to the same periods in 2024. The increase for the third quarter is primarily due to an increase in non-mortgage verticals within Verification Services. The increase for the first nine months is due to an increase in both non-mortgage and mortgage verticals within Verification Services, partially offset by declines in Employer Services.

Verification Services

Revenue increased by 5% and 7% for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. The increase in revenue in both periods is principally due to growth in non-mortgage revenue, primarily from growth in the government, talent solutions and consumer lending verticals. The increase for both periods is also due to growth in mortgage revenue.

Employer Services

Revenue increased by 1% and decreased by 4% in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. Employer Services revenue did not change materially in the third quarter of 2025 compared to the third quarter of 2024. The decrease in revenue for the first nine months of 2025 is primarily due to declines in I-9, unemployment claims and ACA revenue, partially offset by increases in work opportunity tax credit and identity theft protection services.

Workforce Solutions Operating Margin

Operating margin increased to 43.8% for the third quarter of 2025 from 43.2% for the third quarter of 2024 and increased to 44.3% for the first nine months of 2025 from 43.3% for the first nine months of 2024. The increased margin for both periods is primarily due to the aforementioned increases in revenue.

USIS

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
U.S. Information Solutions	2025	2024	$	%		2025	2024	$	%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$467.5	$419.1	$48.4	12%		$1,373.5	$1,255.5	$118.0	9%
Financial Marketing Services	62.7	57.8	4.9	9%		178.1	165.0	13.1	8%
Total operating revenue	$530.2	$476.9	$53.3	11%		$1,551.6	$1,420.5	$131.1	9%
% of consolidated revenue	34%	33%				34%	33%
Total operating income	$123.3	$98.1	$25.2	26%		$346.9	$289.3	$57.6	20%
Operating margin	23.2%	20.6%		2.6	pts	22.4%	20.4%		2.0	pts

USIS revenue increased by 11% and 9% for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. The increase for both periods is primarily due to growth in Online Information Solutions which is due to growth in both mortgage and non-mortgage revenue, as well as growth in Financial Marketing Services. Growth in mortgage related services is primarily due to product pricing, partially offset by lower mortgage credit inquiry volumes in the current year compared to the prior year periods.

Online Information Solutions

Revenue increased by 12% and 9% for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. The increase for both periods is driven by growth in mortgage related services, as well as growth in non-mortgage online services and consumer solutions revenue. The growth in mortgage related services for both periods is primarily due to product pricing, partially offset by lower mortgage credit inquiry volumes in the current year compared to the prior year periods.

Financial Marketing Services

Revenue increased by 9% and 8% for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. The increase for both periods is primarily due to growth in credit marketing services.

USIS Operating Margin

USIS operating margin increased to 23.2% for the third quarter of 2025 from 20.6% for the third quarter of 2024 and increased to 22.4% for the first nine months of 2025 from 20.4% for the first nine months of 2024. The margin increase for both periods is due to the aforementioned increase in revenue, partially offset by an increase in operating expenses primarily due to an increase in certain product revenue royalty costs. The increase in operating expenses in the first nine months is partially offset by a decline in people costs.

International

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
International	2025	2024	$		%	2025	2024	$		%
	(In millions)					(In millions)
Operating revenue:
Latin America	$102.1	$96.7	$5.4		6%	$295.8	$285.1	$10.7		4%
Europe	102.3	94.9	7.4		8%	288.0	269.3	18.7		7%
Asia Pacific	90.1	88.5	1.6		2%	255.1	251.4	3.7		1%
Canada	70.8	64.8	6.0		9%	203.3	199.8	3.5		2%
Total operating revenue	$365.3	$344.9	$20.4		6%	$1,042.2	$1,005.6	$36.6		4%
% of consolidated revenue	24%	24%				23%	24%
Total operating income	$57.7	$48.1	$9.6		20%	$121.7	$120.4	$1.3		1%
Operating margin	15.8%	13.9%		1.9	pts	11.7%	12.0%		(0.3)	pts

International revenue increased by 6% and 4% in the third quarter and the first nine months of 2025, respectively, compared to the same periods in 2024. On a local currency basis, revenue increased by 7% and 6% in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024, driven by local currency growth in Latin America, primarily from Brazil and Argentina, as well as local currency growth in Canada, Asia Pacific and Europe. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.6 million, or 1%, for the third quarter of 2025, and by $28.5 million, or 2%, for the first nine months of 2025.

Latin America

On a local currency basis, revenue increased by 9% and 12% for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. The increase in both periods is primarily due to local currency growth in Argentina and Brazil. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $3.6 million, or 3%, and $23.1 million, or 8%, for the third quarter and first nine months of 2025, respectively, primarily within Argentina, as well as Brazil for the first nine months. Reported revenue increased by 6% and 4% for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024.

Europe

On a local currency basis, revenue increased by 4% for both the third quarter and first nine months of 2025 compared to the same periods in 2024. The increase in both periods is primarily due to growth in the consumer credit reporting business in the U.K. The increase in the first nine months is also driven by growth in the consumer credit reporting business in Spain. Local currency fluctuations against the U.S. dollar positively impacted revenue by $4.0 million, or 4%, and $8.5 million, or 3%, for the third quarter and first nine months of 2025, respectively. Reported revenue increased by 8% and 7% for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024.

Asia Pacific

On a local currency basis, revenue increased by 4% and 5% for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. The increase for both periods is primarily driven by growth in the Australia commercial, consumer credit reporting and identity and fraud businesses. The increase in the first nine months is partially offset by a decline in India. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.2 million, or 2%, and $8.4 million, or 4%, for the third quarter and first nine months of 2025, respectively. Reported revenue increased by 2% and 1% for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024.

Canada

On a local currency basis, revenue increased by 11% and 5% in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. The increase in both periods is driven by growth in the direct to consumer, consumer credit reporting and commercial businesses. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.7 million, or 2%, and $5.5 million, or 3%, for the third quarter and first nine months of 2025, respectively. Reported revenue increased by 9% and 2% for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024.

International Operating Margin

Operating margin increased to 15.8% for the third quarter of 2025 from 13.9% for the third quarter of 2024 and decreased to 11.7% for the first nine months of 2025 from 12.0% for the first nine months of 2024. The increase in the third quarter is primarily due to the aforementioned increase in revenue. The decrease in the first nine months is primarily due to higher people costs and increased amortization of capitalized internal-use software costs resulting from technology transformation capital spending incurred previously, partially offset by the increase in revenue.

General Corporate Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
General Corporate Expense	2025	2024	$	%	2025	2024	$	%
	(In millions)				(In millions)
General corporate expense	$201.2	$166.7	$34.5	21%	$513.6	$451.1	$62.5	14%

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

General corporate expense increased by $34.5 million and $62.5 million for the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. The increase for both periods is primarily due to higher people costs, litigation expense and depreciation and amortization of capitalized internal-use software costs.

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

Funds generated by operating activities, our $1.5 billion five-year unsecured revolving credit facility ("Revolver") and related commercial paper ("CP") program, more fully described below, are our most significant sources of liquidity. At September 30, 2025, we had $189.0 million in cash and cash equivalents, as well as $1.4 billion available to borrow under our Revolver.

Sources and Uses of Cash

We believe that our existing cash balance, liquidity available from our CP and Revolver, cash generated from ongoing operations and continued access to public or private debt markets will be sufficient to satisfy cash requirements over the next 12 months and beyond. While there was no significant change in our cash requirements as of September 30, 2025 compared to December 31, 2024, we have utilized existing CP capacity, together with cash from operating activities, to meet our current obligations.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of September 30, 2025, we held $173.1 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2025	2024	2025 vs. 2024
	(In millions)
Operating activities	$1,144.9	$999.7	$145.2
Investing activities	$(350.6)	$(392.6)	$42.0
Financing activities	$(783.5)	$(345.0)	$(438.5)

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2025 increased by $145.2 million compared to the prior year period primarily due to increased net income.

Investing Activities

Capital Expenditures

	Nine Months Ended September 30,		Change
Net cash used in:	2025	2024	2025 vs. 2024
	(In millions)
Capital expenditures*	$(351.4)	$(392.6)	$41.2
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

Capital expenditures in the first nine months of 2025 decreased by $41.2 million from the same period in 2024 due to lower capitalized software costs and lower spending on technology infrastructure as compared to the first nine months of 2024.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
Net cash (used in) provided by:	2025	2024	2025 vs. 2024
	(In millions)
Net short-term payments	$(204.1)	$(195.9)	$(8.2)
Payments on long-term debt	$—	$(695.6)	$695.6
Proceeds from issuance of long-term debt	$1.7	$649.8	$(648.1)

Credit Facility Availability

We have access to a $1.5 billion five-year unsecured revolving credit facility (the Revolver), which matures in August 2028. Borrowings under the Revolver may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. In May 2025, we exercised our second option to extend the maturity date by one year, from August 2027 to August 2028, and thus have one extension option remaining. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver.

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

As of September 30, 2025, there were $1.3 million of letters of credit outstanding, no outstanding borrowings under the Revolver and $81.5 million of outstanding CP notes. Availability under the Revolver was $1.4 billion at September 30, 2025.

At September 30, 2025, approximately 98% of our debt was fixed-rate debt and 2% was variable-rate debt. Our variable-rate debt consists of outstanding amounts under our CP program. The interest rates reset periodically, depending on the terms of the respective financing agreements. At September 30, 2025, the interest rate on our variable-rate debt ranged from 4.23% to 4.40%.

Borrowing and Repayment Activity

We primarily borrow under our CP program and Revolver as needed and as availability allows.

Net short-term payments primarily represent net borrowings or repayments of outstanding amounts under our CP program.

Borrowings on long-term debt represent $1.7 million in borrowings for the first nine months of 2025. Borrowings on long-term debt in the first nine months of 2024 represented the issuance of $650.0 million of 4.8% senior notes in the third quarter of 2024. There were no payments on long-term debt for the first nine months of 2025. Payments on long-term debt for the first nine months of 2024 represented $695.6 million in payments on our then-outstanding term loan.

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
As of September 30, 2025, we were in compliance with all of our debt covenants.

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

Equity Transactions

	Nine Months Ended September 30,		Change
Net cash (used in) provided by:	2025	2024	2025 vs. 2024
	(In millions)
Treasury stock repurchases	$(427.4)	$—	$(427.4)
Dividends paid to Equifax shareholders	$(172.0)	$(144.8)	$(27.2)
Proceeds from exercise of stock options and employee stock purchase plan	$38.1	$67.5	$(29.4)
Payment of taxes related to settlement of equity awards	$(13.6)	$(16.4)	$2.8

Sources and uses of cash related to equity during the nine months ended September 30, 2025 and 2024 were as follows:

-    During the first nine months of 2025, we repurchased 1,716,868 shares of our common stock on the open market. During the first nine months of 2024, we did not repurchase any shares of our common stock on the open market.

-    On April 21, 2025, the Board of Directors approved an increase in our quarterly cash dividend to $0.50 per share beginning in the second quarter of 2025. We paid cash dividends to Equifax shareholders of $172.0 million, or $1.39 per share, and $144.8 million, or $1.17 per share, during the nine months ended September 30, 2025 and 2024, respectively.

-    We received cash of $38.1 million and $67.5 million during the first nine months of 2025 and 2024, respectively, from the exercise of stock options and the employee stock purchase plan.

-    We paid taxes of $13.6 million and $16.4 million related to the settlement of equity awards during the first nine months of 2025 and 2024, respectively.

On April 21, 2025, the Board of Directors terminated the existing share repurchase authorization and approved an authorization to repurchase up to $3 billion of shares of common stock. At September 30, 2025, approximately $2.6 billion was available for future purchases of common stock under our share repurchase authorization.

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

Foreign Currency

Argentina experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as a highly inflationary economy which resulted in the recognition of a $0.7 million and $0.3 million foreign currency loss that was recorded in Other income, net in our Consolidated Statements of Income during the three months ended September 30, 2025 and 2024, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2024 Form 10-K. There were no material changes to our market risk exposure during the three and nine months ended September 30, 2025.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2025:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
July 1 - July 31, 2025	430,132	$244.50	429,484	$2,767,600,952
August 1 - August 31, 2025	664,239	$242.24	663,278	$2,606,928,489
September 1 - September 30, 2025	144,600	$237.35	144,600	$2,572,607,679
Total	1,238,971		1,237,362

(1)The total number of shares purchased for the quarter includes, if applicable: (a) shares purchased pursuant to our publicly-announced share repurchase program (429,484 shares for the month of July 2025, 663,278 shares for the month of August 2025, and 144,600 shares for the month of September 2025); and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock (648 shares for the month of July 2025, 961 shares for the month of August 2025, and 0 shares for the month of September 2025).

(2)Average price paid per share for shares purchased as part of our existing repurchase program (excludes brokerage commissions and excise taxes).

(3)On April 21, 2025, the Board of Directors terminated the existing share repurchase authorization and approved an authorization to repurchase up to $3 billion of shares of common stock. At September 30, 2025, approximately $2.6 billion was available for future purchases of common stock under our share repurchase authorization. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans of Directors and Executive Officers

During the quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Equifax Inc.
(Registrant)

Date:	October 21, 2025	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	October 21, 2025		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer
and Chief Operations Officer
(Principal Financial Officer)

Date:	October 21, 2025		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)