Form 10-K
period 2025-12-31
EQUIFAX INC
filed 2026-02-19
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issues financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes   ☒  No
As of June 30, 2025, the aggregate market value of Registrant’s common stock held by non-affiliates of Registrant was approximately $32,108,903,494 based on the closing sale price as reported on the New York Stock Exchange. At January 30, 2026, there were 120,269,998 shares of Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive proxy statement for its 2026 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

Overview

Equifax Inc. is a global data, analytics and technology company. We provide information solutions for businesses, governments and consumers, and we provide human resources business process automation and outsourcing services for employers. We have a large and diversified group of clients, including financial institutions, corporations, government agencies and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, educational history, criminal justice, healthcare professional licensure and sanctions, demographic and marketing data. We use advanced statistical techniques, artificial intelligence and machine learning, as well as proprietary software tools to analyze available data for the creation of customized insights, decision-making and process automation solutions, and processing services for our clients. We are a leading provider of information and solutions used in payroll-related and human resource management business process services in the United States of America (“U.S.”), as well as e-commerce fraud and charge back protection services in North America. For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions. Additionally, we provide information, technology and services to support debt collections and recovery management.

We currently operate in four global regions: North America (U.S. and Canada), Latin America (Argentina, Brazil, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay), Europe (the United Kingdom (“U.K.”), Spain and Portugal) and Asia Pacific (Australia, New Zealand and India). We maintain support operations in Chile, Costa Rica, India and Ireland. We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore.

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

We are organized and report our business results in three operating segments, as follows:

•Workforce Solutions — provides services enabling customers to verify income, employment, educational history, criminal justice data, healthcare professional licensure and sanctions of people in the U.S. (Verification Services), as well as providing our employer customers with services which include unemployment claims management, I-9 and onboarding services, Affordable Care Act ("ACA") compliance management, tax credits and incentives and other complementary employment-based transaction services (Employer Services).

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

~~•~~International — provides products and services similar to those available in the USIS operating segment but with variations by geographic region. We also provide information, technology and services to support debt collections and recovery management. In addition, we provide products to consumers in Canada, the U.K., Australia and Chile to enable them to understand and monitor their credit and help protect their identity. This operating segment is comprised of our Latin America, Europe, Asia Pacific and Canada business units. It also includes our joint ventures in Brazil, Cambodia, Malaysia and Singapore.

Our Business Strategy

Our vision is to be a trusted global leader in data, analytics and technology that creates innovative solutions and insights for our customers. Our business strategy is driven by the following imperatives:

•Leverage our Equifax Cloud capabilities to accelerate innovation, new products and growth. Our cloud data and technology transformation has changed nearly every facet of our global technology infrastructure, including a migration to a public cloud environment that employs virtual private cloud deployment techniques. Central to our move to cloud-native technology is our custom single data fabric, which is a cloud native platform that enables Equifax to build, manage and deploy data products, as well as implementation of best-in-class cloud-based tools and capabilities. Our cloud infrastructure also allows us to rapidly deploy and integrate artificial intelligence, machine learning and agentic based capabilities to improve our products and solutions, as well as internal processes. Our growth strategy includes leveraging our cloud data and technology transformation to accelerate innovation and new product development, deliver market-leading capabilities to our customers, facilitate customer and partner implementation and integration, improve ease of consumer access to and interaction with Equifax, and strengthen system resiliency and uptime.

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

Percentage of 2025 Consolidated Revenue
Mortgage
Financial
Employers
Government
Automotive
Consumer
Identity & Fraud
Commercial
Healthcare
Resellers (1)
Telecommunications
Retail
Insurance
Other (2)
21%
19%
13%
13%
6%
5%
5%
4%
3%
3%
2%
1%
1%
4%
0
5
10
15
20
25
Percentage of 2025 Consolidated Revenue

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

Revenue from international clients, including end users and resellers, amounted to 23% of our total revenue in 2025, 24% of our total revenue in 2024 and 23% of our total revenue in 2023.

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

The Work Number® is our key employment and income data platform providing a service on behalf of our employer customers to the lenders, government agencies and other customers of our Verification Services business unit. We rely on payroll data received from over 4 million organizations to provide up-to-date verifications. The updates occur as employers and other data contributors transmit data electronically to Equifax from their payroll systems. Employers provide this data to us so that we can handle verification requests on behalf of each employer. We use this data to provide automated employment and income verification services to verifiers who are lenders, employers/background screeners and government agencies.

The fees we charge for services in these two business units are generally on a per transaction basis. We have not experienced significant turnover in the employer contributors to the platform because we generally do not charge them to add their employment data to The Work Number®, and the verification service we offer relieves them of the administrative burden and expense of responding to third-party employment verification requests while providing them with the assurance that the process is automated and not subject to human interpretation. The Work Number® held about 209 million active and 813 million total (active and historic) employment records at December 31, 2025.

USIS

USIS provides consumer and commercial information solutions to businesses in the U.S. through two product and service lines, as follows:

Online Information Solutions. Online Information Solutions’ products are derived from multiple large and comprehensive databases of consumer and commercial information that we maintain about individual consumers and businesses, including credit history, current credit status, payment history, address and other identity information. Our clients utilize the information and analytical insights we provide to make decisions for a broad range of financial and business purposes, such as whether, and on what terms, to approve, mortgages, auto loans or credit card applications, and whether to allow a consumer or a business to open a new utility or telephone account. In addition, this information is used by our clients for cross-selling additional products to existing customers, improving their underwriting and risk management decisions, and authenticating and verifying consumer and business identities. We also sell consumer and credit information to resellers who may combine our information with other information to provide services to the financial, mortgage, fraud and identity management, and other end-user markets. Our software platforms and analytical capabilities can integrate all types of information, including third-party and client information, to enhance the insights and decisioning process to help further mitigate the risk of granting credit, predict the risk of bankruptcy, indicate the applicant’s risk potential for account delinquency, ensure the identity of the consumer and reduce exposure to fraud. Identity verification and fraud management products combine financial and non-financial identity information and activity to provide identity verification and authentication services, to assist customers in assessing the risk of loss due to account takeover, identity theft and chargebacks. These risk management services enable our clients to monitor risks and opportunities and proactively manage their portfolios.

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

Online Information Solutions also includes our mortgage solutions products, offered in the U.S., which includes specialized credit reports that combine information from the three major consumer reporting agencies (Equifax, Experian and TransUnion) into a single “merged” credit report in an online format, commonly referred to as a tri-merge report. Mortgage lenders use these tri-merge reports in making their mortgage underwriting decisions. Additionally, we offer services designed to alert lenders to changes in a consumer’s credit status during the underwriting period and securitized portfolio risk assessment services for evaluating inherent portfolio risk.

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

Canada. Similar to the USIS business unit, our Canada operation offers products derived from the credit information that we maintain about individual consumers and businesses. We offer many products in Canada, including credit reporting, monitoring and scoring, consumer and commercial marketing, risk management, fraud detection and modeling services, identity management and authentication services, together with certain of our decisioning products that facilitate pre-approved offers of credit and automate a variety of credit decisions. We also offer credit monitoring products to resellers or directly to consumers, as well as commercial credit solutions, which help businesses manage financial and credit risk and gain insights on customers, markets and industry groups using our commercial data assets. We also provide data, technology and services to facilitate the search of land data and process real estate transactions in Canada.

Competition

The market for our products and services is highly competitive and is subject to constant change. Our competitors vary widely in size and in the nature of the products and services they offer. Sources of competition are numerous and include, but are not limited to, the following:

•Competition in the Verification Services business is highly competitive with low barriers to entry and includes employers who manage verifications in-house, lenders who obtain verifications directly from employers, and numerous online and offline firms that provide verification services. Third parties may also seek to obtain verifications directly from employees by leveraging paper copies of information or by seeking employee credentials to access information systems. Competition in the U.S. Employer Services business is also highly competitive with low barriers to entry and includes in-house management of such services or the outsourcing of one or more of such services to numerous online and offline third-party outsourced providers; human resources consulting firms; human resources management services providers; payroll processors; accounting firms; and hundreds of smaller companies that provide one or multiple offerings that compete with our Employer Services business.

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

While we believe that none of our competitors offers quite the same mix of products and services as we do, we have strong competition in every category and certain competitors may have a larger share of particular geographic or product markets or operate in geographic areas where we do not currently have a presence.

We assess the principal competitive factors affecting our markets to include, among other things: the ability to protect information and systems; product attributes such as quality, depth, coverage, adaptability, scalability, interoperability, functionality and ease of use; product price; technical performance including system response time and availability; access to unique proprietary data tools; quickness of response, flexibility and client services and support; effectiveness of sales and marketing efforts; existing market penetration; proprietary technology; and new product innovation.

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

Governmental Regulation

We are subject to a number of U.S. federal, state, local and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve consumer reports, privacy and consumer protection, data protection, artificial intelligence, intellectual property, competition, anti-corruption, anti-bribery, anti-money laundering, employment, health, taxation or other subjects. In particular, we are subject to U.S. federal, state, local and foreign laws regarding the collection, protection, dissemination and use of personal information we collect, process or otherwise have in our possession. Failure to satisfy those legal and regulatory requirements, or the adoption of new laws or regulations, could have a significant negative impact on our results of operations, financial condition or liquidity.

U.S. federal, state, local and foreign laws and regulations are evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain. These laws are enforced by federal, state and local regulatory agencies in the jurisdictions where we operate, and in some instances also through private civil litigation. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning consumer and data protection, as well as artificial intelligence, that could affect us.

Summary of U.S. Regulations Relating to Consumer and Data Protection

Our U.S. operations are subject to numerous laws and regulations that govern the collection, protection and use of consumer credit information, employment and income information, personally identifiable information and other information and impose penalties for the misuse of such information or unauthorized access to data. Many of these laws and regulations also affect our customers’ use of consumer credit information, employment and income information, personally identifiable information or other data that we license. Examples of the most significant U.S. laws include, but are not limited to, the following:

Federal Laws and Regulation

•FCRA. The Fair Credit Reporting Act (“FCRA”) regulates consumer reporting agencies, including many of our U.S. operations, as well as data furnishers and users of consumer reports such as employers, banks and other companies. FCRA provisions govern the accuracy, fairness and privacy of information in the files of consumer reporting agencies (“CRAs”) that engage in the practice of assembling or evaluating certain information relating to consumers for certain specified purposes. Among other requirements, the FCRA limits the type of information that may be reported by CRAs, limits the distribution and use of consumer reports and establishes consumer rights to access, freeze and dispute information in the consumer's files. CRAs are required to follow reasonable procedures to assure maximum possible accuracy of the information concerning the individual about whom the report relates, and if a consumer disputes the accuracy of any information in the consumer’s file, to conduct a reasonable reinvestigation. The Consumer Financial Protection Bureau (“CFPB”) is the primary regulator that enforces and provides regulatory guidance related to the FCRA in the United States. CRAs are required to comply with regulations promulgated by the CFPB and are subject to supervisory engagements related to a variety of FCRA requirements. Violation of the FCRA can result in civil and criminal penalties. The FCRA contains an attorney fee shifting provision to provide an incentive for consumers to bring individual or class action lawsuits against a CRA for violations of the FCRA. In addition to the private right of action for individuals and the CFPB’s regulatory authority, the United States Federal Trade Commission (“FTC”) and state attorneys general may also enforce the requirements of the FCRA.

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

State Laws and Regulations Relating to Consumer and Data Protection

•A number of states have enacted requirements similar to the FCRA. Some of these state laws impose additional, or more stringent, requirements than the FCRA, especially in connection with investigations and responses to reported inaccuracies in consumer reports. The FCRA preempts some of these state laws, but the scope of preemption continues to be defined by the courts. The state of Vermont is grandfathered under the original FCRA requirements and thus we are subject to additional requirements to comply with Vermont law.

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

•We or certain of our operations are also subject to and affected by new and evolving state privacy and data security laws, including data broker registration requirements in California, Vermont, Oregon and Texas. Many of these laws (i) impose additional data privacy requirements on many businesses operating in the state when processing personal information, (ii) impose notice requirements relating to the collection, use and sharing of personal information and (iii) provide consumers with extensive rights, including the right to access the categories and specific pieces of personal information businesses collect, the right to request businesses delete information, and the right to opt-out of “sales” of personal information, among other rights. A number of other state legislatures have introduced comprehensive data privacy legislation that is pending before the state legislative body. If enacted, such laws may contain variations and impose new compliance risks and obligations on us.

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

In the U.K., we are subject to provisions that are broadly equivalent to the European Union’s General Data Protection Regulation (“GDPR”), described below.

•In Europe, we are subject to the EU's GDPR, which is an extremely broad and sweeping privacy law. The GDPR establishes multiple privacy and data protection requirements, including data breach notification, and it gives regulators the ability to pursue substantial penalties for non-compliance. In addition to the GDPR, each EU member state may include specific requirements regarding personal data breaches in its local data protection regulations. The EU Artificial Intelligence Act imposes mandatory compliance requirements, including for artificial intelligence governance, documentation and human oversight.

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

•In Latin America, data protection and credit reporting regulations have evolved significantly toward comprehensive, GDPR-aligned frameworks. Recent legislative actions in countries such as Chile, Paraguay and El Salvador have established unified national standards and dedicated regulatory authorities. For example, Chile enacted Law No. 21.719, which becomes fully enforceable in December 2026 and establishes a Personal Data Protection Agency and introduces rigorous requirements for data portability, breach notification and cross-border transfers. Similarly, Paraguay passed its first comprehensive Personal Data Protection Law (No. 7593) in November 2025, initiating a two-year transition period for compliance. El Salvador also implemented a general data protection law in late 2024, overseen by its State Cybersecurity Agency.

These developments align with a regional trend toward “international adequacy,” a legal status whereby one country or region formally recognizes that another country’s data protection laws are essentially equivalent to their own. In January 2026, the European Commission and Brazil adopted mutual adequacy decisions, allowing the free flow of personal data between the EU and Brazil without additional safeguards. Brazil now joins

Argentina and Uruguay as jurisdictions recognized for providing “adequate” levels of protection. Large countries like Mexico, Colombia and Peru have comprehensive, but not yet “adequate”, data protection laws. In other countries, credit bureaus are still governed by specialized credit reporting laws rather than a broad, EU-style framework.

•In Australia, we are subject to regulatory oversight by various agencies. The Office of the Australian Information Commissioner (“OAIC”) is the regulator with direct responsibility for administering the Australian Privacy Act 1988, which incorporates the Australian Privacy Principles (which relate to the collection, holding, use and disclosure of personal information) and Part IIIA of the Privacy Act 1988 (which regulates credit reporting). The OAIC can investigate a complaint, conduct its own investigations, resolve/make binding determinations and seek civil penalties. Our credit reporting business, Equifax Information Services and Solutions Pty Ltd, is a member of an external dispute resolution scheme, the Australian Financial Complaints Authority, which has been approved by the OAIC to handle privacy and credit reporting complaints and make binding determinations. The OAIC can register codes of practice under the Privacy Act 1988, and has registered the Privacy (Credit Reporting) Code 2024. The Australian Competition and Consumer Commission (“ACCC”) is the regulator responsible for administering and enforcing the Competition and Consumer Act 2010 and related legislation concerning consumer protection and competition. The ACCC has the authority to use a range of actions to ensure compliance with the law, including investigative powers and the ability to seek penalties through litigation and other formal enforcement means, or specific action by means of court-enforceable undertakings. The ACCC also administers the Consumer Data Right legislation, which mandates the supply by banks of comprehensive credit information to credit reporting bodies, including Equifax. The Australian Retail Credit Association is a credit and credit reporting industry self-regulatory body, which administers principles and standards for the exchange of credit data between industry participants. Equifax Australasia Credit Ratings Pty Limited (formerly named Corporate Scorecard Pty Limited, one of our Australian subsidiaries) holds an Australian Financial Services Licence, which allows it to provide general advice to wholesale clients by issuing a credit rating, and has been approved in New Zealand as a rating agency by the Reserve Bank of New Zealand under section 86 of the Non-Bank Deposit Takers Act 2013 (NZ). The Australian Securities and Investments Commission regulates corporations and has authority to investigate, prosecute, ban individuals and to seek civil penalties.

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

•In India, various legislation including the Information Technology Act of 2000 and rules framed thereunder and the Credit Information Companies (Regulation) Act of 2005 and rules and regulations framed thereunder, establishes a federal data protection framework. Entities that collect and maintain personal data and/or credit information must ensure that it is complete, accurate and safeguarded, and must adopt certain privacy principles with respect to collecting, processing, preserving, sharing and using such data and/or credit information. India recently enacted a new privacy law, The Digital Personal Data Protection Act, 2023 ("DPDP Act"), which provides greater protection to individuals’ personal data in digital form. Our Indian business is also subject to regulation by the Reserve Bank of India, which is India’s central banking institution.

Summary of Regulations Affecting our Employer Services Business

The Employer Services business unit within our Workforce Solutions business segment helps employers comply with various regulatory frameworks applicable to employers in the United States. As a result, changes to those regulatory frameworks could impact the services we provide. For instance, if the federal government or a state government mandates the use of E-Verify or changes the requirements for individuals to work in the U.S., our I-9 service may be impacted. In addition, if the federal government changes the employer mandate or tax form requirements of the Patient Protection and Affordable Care Act, our Affordable Care Act Management Service may be impacted. The Unemployment Cost Management service could be impacted if a state government changes the requirements for employers to process and/or protest unemployment claims. The Tax Management Services business within our Employer Services business is potentially impacted by changes in renewal or non-renewal of U.S. federal and state tax laws or interpretations, for example, those pertaining to work opportunity tax credits and unemployment compensation claims.

Human Resources

Our People

Equifax employed approximately 15,000 employees in 22 countries as of December 31, 2025. Our global employee base consisted of approximately 3,100 employees in our Workforce Solutions business unit, 2,800 employees in our USIS business unit, 4,800 employees in our International business unit and 4,300 employees in our corporate Centers of Excellence, which also include our support centers in Chile, Costa Rica, India and Ireland. In 2025, we hired approximately 2,700 new employees and promoted approximately 1,800 employees as we continue to grow and transform our businesses around the world.

Forward-Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance and events or developments that we expect or anticipate will occur in the future, including statements related to our strategy, our long-term financial framework, our future operating results, improvements in our information technology and data security infrastructure, the expected financial and operational benefits, synergies and growth from our acquisitions, the expected benefits of our use of artificial intelligence, the pricing strategies, benefits and value proposition of product offerings of Equifax and its competitors, changes in the U.S. mortgage market environment (as well as changes more generally in U.S. and worldwide economic conditions), such as changes in interest rates and inflation levels, and similar statements about our financial outlook and business plans, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections, including without limitation our expectations regarding the Company’s outlook, long-term organic and inorganic growth, and customer acceptance of our business solutions referenced above under “Item 1. Business” and below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview.” These risks and uncertainties include, but are not limited to, those described below in “Item 1A. Risk Factors,” and elsewhere in this report and those described from time to time in our future reports filed with the United States Securities and Exchange Commission (“SEC”). As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

We are a global data, analytics and technology company. In the ordinary course of business, we collect, process, transmit and store sensitive data, including intellectual property, proprietary business information and personal information of consumers, employees and strategic partners. The secure operation of our information technology networks and systems, and of the processing and maintenance of this information, is critical to our business operations and strategy. Because our products and services involve the storage and transmission of personal information of consumers, we are routinely the target of attempted cyber and other security threats by outside third parties, including technically sophisticated and well-resourced bad actors attempting to access or steal the data we store. Additionally, we could experience service disruptions or a loss of access to critical data or systems due to ransomware or other destructive attacks. Insider or employee cyber and security threats are also a significant concern for all companies, including ours. Despite our substantial investment in physical and technological security measures, employee training and contractual precautions, our information technology networks and infrastructure (or those of our third-party vendors and other service providers) are potentially vulnerable to unauthorized access to data, loss of access to systems or breaches of confidential information due to criminal conduct, attacks by hackers, artificial intelligence-powered attacks, employee or insider malfeasance and/or human error.

The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and often are not recognized until launched against a target, or even some time after. For example, artificial intelligence can automate and hyper-personalize existing attack vectors like phishing and deepfakes. We may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis even if our security measures are appropriate, reasonable and/or comply with applicable legal requirements. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Further, the transition of our applications and systems infrastructure to cloud-based technologies may expose us to additional cyber threats, as most of our data has migrated from legacy Equifax systems to cloud-based solutions hosted by third parties. Although we have developed systems and processes that are designed to protect our data and customer data and to prevent data loss and other security breaches, and expect to continue to expend significant additional resources to bolster these protections, these security measures cannot provide absolute security.

We have previously experienced a material cybersecurity incident and if we experience additional breaches of our security measures, including from incidents that we fail to detect for a period of time, sensitive data may be accessed, stolen, disclosed or lost. Any such access, disclosure or other loss of information could subject us to business interruption, significant litigation, regulatory fines or penalties, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. While we maintain cybersecurity insurance, we cannot ensure that our insurance policies in the future will be adequate to cover losses from any security breaches.

Security breaches and attacks (including those that impact our third-party vendors and other service providers) and the adverse publicity that may follow, can have a negative impact on our reputation and our relationship with our customers. For example, our reputation with consumers and other stakeholders and our customer relationships were damaged following a prior material cybersecurity incident, resulting in a negative impact on our revenue for a period of time. If we experience another material cybersecurity incident or are otherwise unable to demonstrate the security of our systems and the data we maintain and retain the trust of our customers, consumers and data suppliers, we could experience a substantial negative impact on our business.

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

We are in the final stages of migrating the vast majority of our applications and systems infrastructure from legacy on-premises systems to cloud-based solutions hosted by third parties. We expect that our cloud technology transformation will continue to increase our efficiency and productivity, enhance our ability to deliver new and differentiated products, improve the stability and functionality of our products and services, decrease the cost of our overall systems infrastructure, and enable the delivery of advanced artificial intelligence-based products and internal processes, all of which we expect will drive growth and have a positive effect on our business, competitive position and results of operations. This initiative has been a major undertaking as we have replaced most of our previous operating systems with cloud-based systems. This complex, multifaceted and extensive initiative has been expensive and has caused, and may cause in the future, unanticipated problems and expenses. If we are unable to complete the remaining migrations, or if our new cloud-based systems do not operate as expected, we may have to incur significant additional costs to make modifications and could lose customers and we may suffer reputational harm as a result.

We cannot assure you that our technology transformation will be beneficial to the extent, or within the timeframes expected, or that the estimated efficiency, cost savings and other improvements will be realized as anticipated or at all. Market acceptance of cloud-based and artificial intelligence-based offerings is affected by a variety of factors, including information security, reliability, performance, the sufficiency of technological infrastructure to support our products and services in certain geographies, customer and data provider concerns with entrusting a third party to store and manage its data as well as the customer’s ability to access this data once a contract has expired, and consumer concerns regarding data privacy and the enactment of laws or regulations that restrict our ability to provide such services to customers. If we are unable to correctly respond to these issues, we may experience business disruptions, damage to our reputation, negative publicity, diminished customer trust and relationships and other adverse effects on our business. Even if the anticipated benefits and savings of our technology transformation are substantially realized, there may be consequences, internal control issues or business impacts that were not expected. We have made significant investments in our technology transformation, and if we were to change a primary cloud-based service provider, we may incur additional costs in connection with a transition.

The loss of access to credit, employment, financial and other data or intellectual property from external sources could harm our ability to provide our products and services.

We rely extensively on data from external sources to maintain proprietary and non-proprietary databases, including data received from customers, licensors, furnishers, strategic partners, consumers, and various government and public record sources. This data includes the widespread and voluntary contribution of credit data from most lenders in the U.S. and many other markets as well as the contribution of data under proprietary contractual agreements, such as employers’ contribution of employment and income data to The Work Number® and telecommunications, cable and utility companies’ contribution of payment and fraud data to the National Cable, Telecommunications and Utility Exchange, Inc. (NCTUE) database we manage. In addition, a significant portion of our revenue is derived from products and services that incorporate intellectual property licensed from third party business partners. For a variety of reasons, including concerns of data furnishers arising out of legislatively or judicially imposed restrictions on use, security breaches or competitive reasons, our data sources could withdraw, delay receipt of, or increase the cost of, the data they provide to us. We also compete with several of our third-party data suppliers and intellectual property providers. If a substantial number of data sources or certain key data sources withdraw or become unable to provide their data, if we lose access to data due to government regulation, if we lose our right to the use of data, if the collection, disclosure or use of data becomes uneconomical, or if we lose the right to use certain intellectual property, our ability to provide products and services to our customers could be adversely affected, which could result in decreased revenue, net income and earnings per share and reputational loss. There can be no assurance that we would be able to obtain data from alternative sources if our current sources become unavailable.

Negative changes in general economic conditions, including interest rates, the level of inflation, unemployment rates, income, home prices, investment values and consumer confidence, could adversely affect us.

Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions, including the demand and availability of affordable credit and capital, the level and volatility of interest rates, the level of inflation, employment levels, consumer confidence, and housing demand, both inside and outside the United States. Business customers use our data and related analytical services to process applications for new credit cards, automobile loans, home and equity loans and other consumer loans, and to manage their existing credit relationships. Demand for our services tends to be correlated to general levels of economic activity and to consumer credit activity, which can be impacted by changes in interest rates and the level of inflation. Banks’ and other lenders’ willingness to extend credit are adversely affected by elevated consumer delinquency and loan losses in a weak economy. Consumer demand for credit (i.e., rates of spending and levels of indebtedness) also tends to grow more slowly or decline during periods of economic contraction or slow economic growth.

Our customer base generally suffers when financial markets experience volatility, illiquidity and disruption, and the potential for disruptions going forward presents considerable risks to our business and revenue. High or rising rates of unemployment and interest, declines in income, home prices or investment values, lower consumer confidence, economic uncertainty and reduced access to credit adversely affect demand for many of our products and services, and consequently our revenue and results of operations, as consumers may postpone or reduce their spending and use of credit, and lenders may reduce the amount of credit offered or available. Conversely, certain of our businesses, such as our unemployment claims management business within the Workforce Solutions segment, are countercyclical and may experience negative impacts on revenue and operating profit during periods of improving economic conditions or lower unemployment.

We remain in a period of economic uncertainty in the U.S. and the international markets in which we operate, including uncertainty regarding expectations for inflation and interest rates. Our current planning for 2026 assumes that U.S. economic activity, as measured by GDP, will grow at a rate consistent with 2025, and that economic activity in the international markets in which we operate will grow at levels below those experienced in 2025. The direction of global economies, inflation and interest rates has an impact on the demand for our services.

In particular, we expect U.S. mortgage credit activity in 2026 to be below the levels of activity seen in 2025. Any weakening in the U.S. mortgage market resulting in a significant reduction in mortgage originations could have a corresponding negative impact on revenue and operating profit for our business, primarily within the Workforce Solutions and USIS operating segments. To the extent inflation results in higher interest rates and has other adverse effects upon the securities markets and upon the value of financial instruments, it may adversely affect our financial position and profitability.

Our markets are highly competitive. New products, pricing strategies and business models introduced by our competitors, as well as regulatory changes impacting our industry, could decrease our sales and market share or require us to enhance our products and services or reduce our prices in a manner that reduces our revenue and operating margins.

We operate in a number of geographic, product and service markets that are highly competitive. Competitors may develop products and services that are superior to or that achieve greater market adoption than our products and services. New or existing competitors may choose to introduce new products or business models or enter and compete in markets that we serve where they do not currently serve.

The size of our competitors varies across market segments, as do the resources we have allocated to the segments we target. Therefore, some of our competitors may have significantly greater financial, technical, marketing or other resources than we do in one or more of our market segments, or overall. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or may devote greater resources than we can to the development, enhancement, promotion, sale and support of products and services, or some of our customers may develop products of their own that replace the products they currently purchase from us, which would result in lower revenue. In addition, many of our competitors have extensive customer relationships, including relationships with our current and potential customers. Moreover, new competitors or alliances among our competitors and business partners may emerge and potentially reduce our market share, revenue or margins.

We also license our information to competing firms, and license information from certain of our competitors, in order to sell “tri-bureau” and other products, most notably into the U.S. mortgage market. Changes in prices between competitors for this information and/or regulatory changes that impact the use of the tri-bureau credit report in the U.S. mortgage market may affect our revenue or profitability.

Some of our competitors sell products that compete with ours at lower prices by accepting lower margins and profitability, or may be able to sell products competitive to ours at lower prices, individually or as a part of integrated suites, given proprietary ownership of data, technological superiority or economies of scale. Price reductions by our competitors could negatively impact our revenue and operating margins and results of operations and could also harm our ability to obtain new customers on favorable terms. Historically, certain of our key products have experienced declines in per unit pricing due to competitive factors and customer demand. If we are unable to respond quickly enough to changes in competition or customer demand, we could experience reductions in our operating margins.

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

In addition, a significant portion of our revenue is derived from products and services that incorporate intellectual property licensed from key business partners. Our existing license agreements have fixed terms and are subject to periodic renewal. If these agreements expire or are not renewed on acceptable terms that allow us to continue to sell these products and services as currently provided, our customers could reduce their business with us in order to obtain these products and services from our competitors or directly from our business partners, which could have a material adverse effect on our business, financial condition and results of operations.

There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers or business partners on acceptable terms or at all, or collect amounts owed to us from insolvent customers or business partners. The loss of, or change in relationship with, one or more of our major customers or business partners could adversely affect our business, financial condition and results of operations.

If we do not introduce successful new products and services in a timely manner, or if the market does not adopt our products and services, or if new technologies and analytical capabilities are introduced by competitors that are more effective or at lower costs than ours, our competitiveness and operating results will suffer.

We generally sell our products and services in industries that are characterized by rapid technological changes, including the introduction of new innovative technologies and analytical capabilities, frequent new product and service introductions and changing industry standards. In addition, certain of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new products, services and enhancements, our products and services will become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. The success of our products and services will depend on several factors, including our ability to: (i) properly identify and respond to customer needs; (ii) innovate and develop new technology and analytical capabilities, including advanced artificial intelligence-based capabilities; (iii) successfully commercialize new products and services in a timely manner; (iv) produce and distribute our products and services in sufficient volumes on time; (v) differentiate our offerings from competitor offerings; (vi) price our products competitively; (vii) anticipate our competitors’ development of new products, services or technological and analytical innovations, including artificial intelligence-based innovations; (viii) control product quality in our product development process; and (ix) provide adequate support for our products and services. Our resources have to be committed to any new products and services before knowing whether the market will adopt the new offerings. Recently, we have accelerated our introduction of new products and services, which may increase pressure on our existing operational processes and increase the risks stated above.

We may face risks associated with our use of certain artificial intelligence and machine learning models and systems.

We use artificial intelligence and machine learning models in the development of some of our products and artificial intelligence systems to support the deployment of new applications and to improve the efficiency of our business operations. For new products, the models that we use are developed or trained using various data sets. If the models are incorrectly designed, if the data we use to train them is incomplete, inadequate or biased in some way, if we do not have sufficient rights to use the data on which our models rely, or if we do not have the ability to explain the output, the performance of our products and business, as well as our reputation, could suffer or we could incur liability through the violation of laws, third-party privacy or other rights, or contracts to which we are a party. Similarly, if the artificial intelligence systems used for deploying new applications or improving operational processes are incorrectly configured, if the data we use to train them is incomplete or inadequate, or if sufficient testing is not completed, the performance of our business operations, as well as our reputation, could suffer.

We continuously invest in new technologies. As we implement new technology that includes artificial intelligence, we may introduce incremental risks in our environment if these technologies are incorrectly configured or implemented, if the data we use to prompt them is incomplete, inadequate or biased in some way, or if the outputs are not sufficiently reviewed for reliability and validity. In addition, our investments in new technology, including artificial intelligence technology, may not yield the return on investment we anticipate and have a negative impact on our operating margins.

Our use of artificial intelligence could lead to new or enhanced governmental or regulatory scrutiny, litigation or other legal liability, concerns about ethical use and privacy, negative consumer and customer impacts, and negative perceptions of artificial intelligence generally, all of which could adversely affect our business, reputation or financial results. In particular, our use of artificial intelligence in credit decisioning could lead to enhanced scrutiny. Further, our competitors or other third parties may incorporate artificial intelligence into their products and business operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

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

Historically, we have relied, in part, on acquisitions, joint ventures and other alliances to grow our business. Any transaction we complete may not be on favorable terms, may involve greater-than-expected liabilities and expenses, potential impairments of tangible and intangible assets or significant write-offs, and the expected benefits, synergies, revenue and growth from these initiatives may not materialize as planned. We may have difficulty assimilating new businesses and their products, services, technologies, IT systems and personnel into our operations. IT and data security profiles of acquired companies may not meet our technological standards, may expose us to cybersecurity vulnerabilities and may take longer to integrate and remediate than planned. This may result in significantly greater transaction, remediation and integration costs for acquisitions than we have experienced historically, or it could mean that we will not pursue certain acquisitions where the costs of integration and remediation are too significant. We may also have difficulty integrating and operating businesses in geographies and markets or market segments where we do not currently have a significant presence, and acquisitions of businesses having a significant presence outside of the U.S. will increase our exposure to risks of conducting operations in international markets. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and financial condition.

Despite our past experience, opportunities to grow our business through acquisitions, joint ventures and other alliances may not be available to us in the future. In addition, our focus on data security and use of cloud-based technologies may limit our ability to identify and complete acquisitions as our stringent security and technology criteria and standards for acquisition candidates may continue to increase.

If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer.

We derive a meaningful portion of our revenue from direct and indirect sales to U.S. federal, state and local governments, as well as foreign governments, and their respective agencies. Such contracts are subject to various procurement laws and regulations, and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination or non-renewal of contracts, forfeiture of profits, suspension of payments or suspension of future government contracting. Our government contracts may receive enhanced scrutiny and media attention due to the sensitive nature of the data we handle and the societal impact of the government programs our contracts support, among other reasons. If we experience another material cybersecurity incident, if public or legislative scrutiny and pressure lead to reduced use of data by government agencies, or if we experience uptime issues or performance problems, our ability to maintain existing or acquire new government contracts may be substantially impacted.

Furthermore, our government contracts are funded through federal and state budgeting processes, which may be subject to political, tax revenue and other external factors. Budget shortfalls or changing priorities may cause legislatures to fail to appropriate sufficient funds to fulfill our government contracts from year to year. The U.S. federal government has taken steps to reduce spending on vendor contracts, which could negatively impact the continuation, renewal or negotiation of our contracts with the federal government. Congress has also enacted legislation to reform government benefit programs which may impact contracting with federal and state government agencies.

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

We face various risks related to health epidemics, pandemics and similar outbreaks. Pandemics and the mitigation efforts by governments to attempt to control its spread may adversely impact the global economy and lead to reduced consumer spending and lending activities. Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions that may result from a pandemic or similar event.

Our reputation and/or business could be negatively impacted by stakeholder responses to our responsible business priorities and commitments and our reporting of such matters.

Over the past several years, regulators, investors, customers, employees and other stakeholders have focused on various sustainability-related matters, including environmental, social and governance ("ESG") matters, both in the U.S. and internationally. In response to stakeholder feedback, we communicate certain information regarding our responsible business priorities, including initiatives, goals and commitments related to data security and privacy, climate, inclusion and diversity, employee engagement and community investments, in our public disclosures. These initiatives, goals and commitments could be difficult to achieve and costly to implement. For example, we have announced our commitments to reduce our greenhouse gas emissions, the achievement of which relies, in large part, on the accuracy of our estimates and assumptions around the availability and cost of renewable energy sources and technologies, the availability of suppliers that can meet our sustainability and other standards, and other factors. We could fail to achieve, or be perceived to fail to achieve, our greenhouse gas reduction commitments or other responsible business initiatives, goals and commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals and commitments, or for any revisions to them. Our actual or perceived failure to achieve our responsible business-related initiatives, goals and commitments could negatively impact our reputation or otherwise materially harm our business.

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

Data accuracy is an essential component of data quality and is the foundation of our business model. Accurate data increases predictive ability and improves confidence in decisions for our customers. Inaccurate or unreliable data could adversely affect customer decisioning and poses reputational, regulatory compliance, litigation and financial risk to our company. Although we have developed internal processes and controls to maintain and continually improve data accuracy, these processes and controls cannot ensure absolute accuracy and we have previously experienced data accuracy issues in the course of our business. Any future data accuracy issues could have a material adverse effect on our business or results of operations, including through the incurrence of additional costs or the loss of customers and harm to our reputation.

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

We have outsourced various components of our application development, information technology, operational support and administrative functions and will continue to evaluate additional outsourcing. If our outsourcing vendors fail to perform their obligations in a timely manner or at satisfactory quality levels including with respect to data and system security, or increase prices for their services to unreasonable levels, our ability to bring products to market and support our customers and our reputation could suffer. Any failure to perform on the part of these third-party providers could impair our ability to operate effectively and could result in lower future revenue, unrealized efficiencies and adversely impact our results of operations and our financial condition. Some of our outsourcing takes place in countries outside the U.S. and, as a result, may be subject to political and geopolitical uncertainty. Insourcing, or transitioning to domestic U.S.-based outsourcing vendors, could cause us to incur significant costs, result in unrealized efficiencies and adversely impact our results of operations and our financial condition.

Our business will suffer if we are not able to retain and hire key personnel.

Our future success depends partly on the continued service of our key development, sales, marketing, executive and administrative personnel. Increased retention risk exists in certain key areas of our operations, such as data and analytics, artificial intelligence, IT and data security, which require specialized skills, including cloud security, application development and maintenance and artificial intelligence expertise and analytical modeling. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. Hiring, on-boarding training, motivating, retaining and managing employees with the skills required is time-consuming and expensive. There is intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to retain our key employees. If we are not able to hire sufficient employees to support our business or to train, motivate, retain and manage the employees we do hire, it could have a material adverse effect on our business operations or financial results.

Global Operational Risks

Economic, political and other risks associated with international sales and operations could adversely affect our results of operations.

Sales outside the U.S. comprised 23% of our total revenue in 2025. As a result, our business is subject to various risks associated with doing business internationally and these risks may differ in each jurisdiction where we operate. In addition, many of our employees, suppliers, job functions and facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors including:

•changes in specific country or region political, economic or other conditions;
•trade protection measures;
•data privacy, consumer protection and artificial intelligence laws and regulations;
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
•unfavorable tax rules or rulings;
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

The establishment of tariffs, changes in tax policy or other restrictions on commerce or business operations by the U.S. or other countries in which we have operations could increase our costs or limit our access to certain technology or services.

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

We and our customers are subject to various current laws and governmental regulations, and could be affected by new and evolving laws and regulations, including those related to consumer privacy and protection, cybersecurity and artificial intelligence. Compliance with these laws and regulations may cause us to incur significant expenses and change our business practices, and if we fail to maintain satisfactory compliance with certain laws and regulations, we could be subject to civil or criminal penalties.

As a data, analytics and technology company and consumer reporting agency, we are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer financial protection, data protection, data privacy, artificial intelligence and cybersecurity. See “Item 1. Business—Governmental Regulation” in this Form 10-K for a summary of the U.S. and foreign consumer and data protection laws and regulations to which we are subject. These regulations are complex, change frequently, have tended to become more stringent over time, and are subject to administrative interpretation and judicial construction in ways that could harm our business. In addition, new laws and regulations are enacted frequently, such as amendments to the FCRA, cybersecurity and other requirements promulgated by the FTC, the NYDFS and the SEC, and data privacy and artificial intelligence laws in several U.S. states and foreign countries.

There are laws and regulatory requirements in the U.S. and abroad that govern the operations of consumer reporting agencies and the collection, use, accuracy, correction and sharing of personal data. Any future changes in laws or regulations that impose additional requirements on our operations or restrict our use of data could have a material adverse effect on our business.

In addition, there are laws and legislative proposals in the U.S. and abroad concerning privacy, cybersecurity and artificial intelligence that have implications for our business. For example, the Canadian and Australian governments have initiated reviews of their consumer privacy laws, and several U.S. states have introduced varying comprehensive privacy laws modeled to some degree on the CCPA and/or the GDPR. More recently, regulators and legislators have been increasingly focused on the use of algorithms, artificial intelligence and machine learning in business processes. Multiple jurisdictions, including the EU and several U.S. states, have adopted comprehensive oversight laws related to the development and use of artificial intelligence and additional countries and U.S. states are expected to enact comprehensive artificial intelligence regulatory framework statutes. There are also pending legislative proposals to regulate business use and development of artificial intelligence and machine learning technologies which, if enacted, could impose new legal requirements addressing among other issues, privacy, discrimination and human rights.

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

We devote substantial compliance, legal and operational business resources towards compliance with applicable regulations and requirements. In the future, we may be subject to significant additional expenses related to compliance with applicable laws and regulations, including new laws and evolving interpretations that have varying requirements and/or are difficult to predict, and to the investigation, defense or remedy of actual or alleged violations. Additionally, we cooperate with U.S. federal and state supervisory examinations and respond to other state, federal and foreign government examinations of, or inquiries into, our business practices. In particular, legislative activity in the privacy area may result in new laws that are applicable to us and that may hinder our business, for example, by restricting use or sharing of consumer data, including for marketing or advertising purposes, limiting our ability to provide certain consumer data to our customers, or otherwise regulating artificial intelligence and machine learning, including the use of algorithms and automated processing in ways that could materially affect our business, or which may lead to significant increases in the cost of compliance.

Any failure by us to comply with, or remedy any violations of, applicable laws and regulations could result in new costs for our operations, the curtailment of certain of our operations, the imposition of fines and penalties, liability to private plaintiffs as a result of individual or class action litigation, restrictions on the operation of our business and reputational harm. It is difficult to predict the impact on our business if we were subject to allegations of having violated existing laws. For example, in Europe, the GDPR, which includes extensive regulations for certain security incidents, could result in fines of up to 4% of annual worldwide “turnover” (a measure similar to revenues in the U.S.). In addition, because many of our products are regulated or sold to customers in various industries, we must comply with additional regulations in marketing our products. Moreover, our compliance with privacy laws and regulations and our reputation depend in part on suppliers’ or customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with consumer expectations and regulatory requirements. Additionally, we may not succeed in adapting our products to changes in the regulatory environment in an efficient, cost-effective manner. We cannot predict the ultimate impact on our business of new or proposed rules, supervisory examinations or government investigations or enforcement actions.

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

There is substantial litigation, both in the U.S. and more recently the Unified Patent Court in Europe, regarding intellectual property rights in the information technology industry. From time to time, third parties may make claims that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to each such claim on a case-by-case basis. A dispute or litigation regarding patents or other intellectual property can be costly and time-consuming due to the complexity of our technology and the inherent uncertainty of intellectual property litigation, could divert our management and key personnel from our business operations, and we may not prevail. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, or could subject us to significant damages or to an injunction against development and sale of certain of our products or services. Our intellectual property portfolio may not be sufficient to deter a claim of intellectual property infringement, useful in asserting a counterclaim, or provide commercial leverage for negotiating a license to settle a claim. In certain of our businesses where we rely on third-party intellectual property licenses, we cannot ensure that these licenses will be available to us in the future on favorable terms or at all. Although our policy is to obtain licenses or other rights where necessary, we cannot provide assurance that we have obtained all required licenses or rights.

Third parties may misappropriate or infringe our intellectual property and we may suffer competitive injury or expend significant resources enforcing our rights.

Our success increasingly depends on our proprietary technology and its ability to differentiate us from our competitors. We rely on various intellectual property rights, including patents, copyrights, database rights, trademarks and trade secrets, as well as contract restrictions, confidentiality provisions and licensing arrangements, to establish and protect our proprietary rights. The extent to which such rights can be protected varies in different jurisdictions and is rapidly evolving with respect to artificial intelligence. If we are unable to protect and enforce our intellectual property rights successfully, our competitive position may suffer which could harm our operating results. Our pending patent and trademark applications may not be allowed at all, may be granted with claims that are not advantageous, or competitors may challenge the validity or scope of our intellectual property rights. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our intellectual property rights.

In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner. We may need to devote significant resources to monitoring our intellectual property rights and we may or may not be able to detect misappropriation or infringement by third parties, which may harm our competitive position. In some circumstances, enforcement may not be available to us because a third party has a dominant intellectual property position or for other business reasons. Intellectual property rights and our ability to enforce them also may be unavailable or limited in some countries, which could make it easier for competitors to capture market share and could result in lost revenue.

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

Equifax has invested significantly to develop and maintain an information security program with processes, technology and controls to protect the information, systems and resources of the Company. We have a global Security team that operates under the leadership of our Chief Information Security Officer (“CISO”), including approximately 450 cybersecurity professionals. The key elements of our information security program, including our cybersecurity risk management strategy, are described below.

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

As part of our incident detection and response process, we have established internal teams to investigate and escalate notification of cybersecurity incidents. Pursuant to this process, cybersecurity incidents are reported to appropriate personnel within Equifax (including our CISO and CEO) and to the Board of Directors based on incident severity. We track incidents through resolution, conduct post-incident analysis and update our processes and procedures if areas for improvement are identified. On a monthly basis, a summary of prior period cybersecurity investigation escalations is reviewed by management, including our head of Internal Audit, Corporate Controller, CISO, Chief Technology Officer (“CTO”), Chief Financial Officer and Chief Legal Officer.

To inform our incident detection and response process, our cyber intelligence operations team regularly performs exercises to simulate real threat scenarios that would be carried out by a perpetrator by utilizing the actual tools and methodologies that would be deployed in such an attack (so called “red team” activities).

Risk Management

•Cybersecurity Incorporated into Enterprise Risk Management Program. We have implemented an enterprise risk management (“ERM”) program that operates under the leadership of our Chief Risk, Privacy and Compliance Officer. Each business unit and corporate support unit has primary responsibility for assessing and mitigating risks within its respective areas of responsibility, and the ERM team is responsible for oversight and reporting to management and the Board.

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

Board Oversight of Cybersecurity Risk

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

In addition, the Audit and Technology Committees of the Board coordinate on risk management oversight with respect to cybersecurity, including through quarterly joint meetings that cover the following topics:

•Regular reports from the internal audit department regarding the security and technology portions of the internal audit plan
•Regular reports from our CISO and CTO regarding the cybersecurity control environment, including remediation updates, control posture analyses and other recurring items

The Technology Committee of the Board oversees our information security program, including:

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

The Audit Committee of the Board discusses with management our risk management policies and procedures, including:

•Receiving regular quarterly reports from our Chief Risk, Privacy and Compliance Officer regarding our global privacy, risk management and compliance programs, which includes the results of second line testing of our security controls

Management Oversight of Cybersecurity Risk

Our information security program is managed through implementation, monitoring and continuous improvement of the security program with active participation of management as described below.

•Senior Leadership Team. The Equifax senior leadership team (“SLT”), sets the tone for strategic growth, effective operations and risk mitigation at the management level. The SLT supports the management of the information security program through proper resource allocation and decision-making involving high risk issues. The SLT has overall managerial responsibility for confirming that the information security program functions in a manner that meets the needs of Equifax.

•Chief Information Security Officer. Equifax has a CISO who oversees our information security program, with responsibility for (i) oversight of the global Security team, (ii) the design, implementation and execution of the program, (iii) the assessment and management of material risks from cybersecurity threats, (iv) ensuring that the program is strategically aligned to our business strategy and (v) reporting on the effectiveness of the program to the SLT and the Board of Directors. Prior to joining Equifax, our CISO served in a management role at a leading global cybersecurity firm, where he led hundreds of cyber engagements for Fortune 100 and 500 companies with a focus on mitigating emerging threats, scaling security operations through automation and AI and enhancing cyber resilience.

•Global Security Team. The Equifax global Security team is responsible for supporting the CISO in the execution of the information security program to meet the program’s objectives. The Security team is directly responsible for the day to day program activities such as planning, implementation, monitoring and reporting on operational capabilities.

•Chief Technology Officer. Our CTO partners with our CISO to help ensure the effective execution of our information security program. Our CTO served in the role of CISO from 2018 until his appointment as CTO in 2025. He has more than two decades of experience in cybersecurity-related roles, including serving as CISO at other large, multinational companies.

ITEM 2. PROPERTIES

Our executive offices are located at 1550 Peachtree Street, N.W., Atlanta, Georgia. Our other properties are geographically distributed to meet sales and operating requirements worldwide. We consider these properties to be both suitable and adequate to meet our current operating requirements. We ordinarily lease office space for conducting our business and are obligated under approximately 56 leases and other rental arrangements for our field locations. We owned 4 office buildings at December 31, 2025, including our executive offices, one campus which houses our Alpharetta, Georgia technology center, a building utilized by our Workforce Solutions operations located in St. Louis, Missouri, as well as one building utilized by our Latin America operations.

For additional information regarding our obligations under leases, see Note 6 and Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. We believe that suitable additional space will be available to accommodate our future needs.

ITEM 3. LEGAL PROCEEDINGS

Antitrust Litigation

On May 28, 2024, a lawsuit alleging violations of certain antitrust laws in connection with our Workforce Solutions business unit was filed against us in the Eastern District of Pennsylvania. The complaint seeks certification of a class of all persons who purchased electronic verification of income and employment services from May 28, 2020 to present and unspecified monetary damages, costs and attorneys’ fees. We dispute the allegations in the complaint and intend to defend against the claims.

CFPB Matters

In July 2023, we received a Civil Investigative Demand (a "CID") from the CFPB as part of its investigation into data accuracy and dispute handling at our Workforce Solutions business unit in order to determine whether we have followed the FCRA's requirements. We received a second CID from the CFPB in March 2024 and a third CID in August 2024 as part of the same investigation. The CIDs request the production of documents and answers to written questions. We are cooperating with the CFPB in its investigation and providing responses and information on an ongoing basis. At this time, we are unable to predict the outcome of the CFPB's investigation, including whether the investigation will result in any actions or proceedings against us.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equifax’s common stock is traded on the New York Stock Exchange under the symbol “EFX.” As of January 30, 2026, Equifax had approximately 2,211 holders of record; however, Equifax believes the number of beneficial owners of common stock exceeds this number.

Shareholder Return Performance Graph

The graph below compares Equifax’s five-year cumulative total shareholder return with that of the Standard & Poor’s Composite Stock Index (S&P 500) and a peer group index, the S&P 500 Banks Index (Industry Group). The graph assumes that the value of the investment in our Common Stock and each index was $100 on the last trading day of 2020 and that all quarterly dividends were reinvested without commissions. Our past performance may not be indicative of future performance.

COMPARATIVE FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG EQUIFAX INC., S&P 500 INDEX AND S&P 500 BANKS INDEX (INDUSTRY GROUP)

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
VALUE OF $100 INVESTED AS OF JANUARY 1, 2021

400.00
300.00
200.00
100.00
0.00
DOLLARS
Initial
2021
2022
2023
2024
2025
Equifax Inc.
S&P 500 Index
S&P 500 Banks Index (Industry Group)

	Fiscal Year Ended December 31,
	Initial	2021	2022	2023	2024	2025
Equifax Inc.	100.00	152.00	101.00	128.00	132.00	112.00
S&P 500 Index	100.00	127.00	102.00	127.00	157.00	182.00
S&P 500 Banks Index (Industry Group)	100.00	131.00	109.00	111.00	134.00	147.00

The table below contains information with respect to purchases made by or on behalf of Equifax of its common stock during the fourth quarter ended December 31, 2025:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - October 31, 2025	798,018	$231.34	795,870	$2,388,491,113
November 1 - November 30, 2025	838,813	$208.88	836,795	$2,213,701,373
December 1 - December 31, 2025	659,311	$214.88	656,640	$2,072,602,570
Total	2,296,142		2,289,305	$2,072,602,570

(1)    On April 21, 2025, the Board of Directors terminated the existing share repurchase authorization and approved an authorization to repurchase up to $3 billion of shares of common stock (the "Repurchase Program"). The total number of shares purchased includes, if applicable: (a) shares purchased pursuant to our publicly-announced share repurchase program (795,870 shares for the month of October 2025, 836,795 shares for the month of November 2025, and 656,640 shares for the month of December 2025); and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock (2,148 shares for the month of October 2025, 2,018 shares for the month of November 2025, and 2,671 shares for the month of December 2025).

(2)    Average price paid per share for shares purchased as part of the Repurchase Program (excludes brokerage commissions and excise taxes).

(3)    We purchased $0.9 billion of common shares during the twelve months ended December 31, 2025. At December 31, 2025, approximately $2.1 billion was available for future purchases of common stock under the Repurchase Program. The program does not have a stated expiration date.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance will be included in the section captioned “Equity Compensation Plan Information” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 6. RESERVED

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 8 of this Form 10-K. This section discusses the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 and the year ended December 31, 2024 compared to the year ended December 31, 2023. All percentages have been calculated using unrounded amounts for each of the periods presented.

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

BUSINESS OVERVIEW

Equifax Inc. is a global data, analytics and technology company. We provide information solutions for businesses, governments and consumers, and we provide human resources business process automation and outsourcing services for employers. We have a large and diversified group of clients, including financial institutions, corporations, government agencies and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, educational history, criminal justice, healthcare professional licensure and sanctions, demographic and marketing data. We use advanced statistical techniques, artificial intelligence and machine learning, as well as proprietary software tools to analyze available data for the creation of customized insights, decision-making and process automation solutions, and processing services for our clients. We are a leading provider of information and solutions used in payroll-related and human resource management business process services in the U.S., as well as e-commerce fraud and charge back protection services in North America. For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions. Additionally, we provide information, technology and services to support debt collections and recovery management. We report our revenue derived from sales to clients in the mortgage market as well as those in non-mortgage market verticals (including, but not limited to, government, talent, employment, fraud and other non-mortgage related services). We refer to these non-mortgage market verticals collectively as "diversified markets."

We currently operate in four global regions: North America (U.S. and Canada), Latin America (Argentina, Brazil, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, Mexico, Paraguay, Peru and Uruguay), Europe (the United Kingdom (“U.K.”), Spain and Portugal) and Asia Pacific (Australia, New Zealand and India). We maintain support operations in Chile, Costa Rica, India and Ireland. We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore.

Recent Events and Company Outlook

As further described above, we operate in the U.S., which represented 77% of our revenue in 2025, and internationally in 20 countries. Our products and services span a wide variety of vertical markets including financial services, mortgage, talent solutions, federal, state and local governments, automotive, telecommunications, e-commerce and many others.

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

Our current planning for 2026 assumes that U.S. economic activity, as measured by GDP, will grow at a rate consistent with 2025. We expect U.S. mortgage credit activity in 2026 to be slightly below the levels of activity seen in 2025. The U.S. mortgage market, particularly the mortgage refinance portion of the U.S. mortgage market, can be significantly impacted by U.S. interest rates which impact mortgage rates available to consumers. In the international markets in which we operate, our planning also assumes that economic activity, as measured by GDP, will generally grow in 2026 at rates below those experienced in 2025. As noted above, due to the current significant economic and market volatility and uncertainty, these assumptions may change.

For more information, see “Item 1A. Risk FactorsーNegative changes in general economic conditions, including interest rates, the level of inflation, unemployment rates, income, home prices, investment values and consumer confidence, could adversely affect us,” in this Form 10-K.

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

Geographic Information. We currently have operations in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K., Uruguay and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore. Approximately 77% and 76% of our revenue was generated in the U.S. during the twelve months ended December 31, 2025 and 2024, respectively.

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

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the twelve months ended December 31, 2025, 2024 and 2023 were as follows:

	Key Performance Indicators Twelve Months Ended December 31,
	2025	2024	2023
	(In millions, except per share data)
Operating revenue	$6,074.5	$5,681.1	$5,265.2
Operating revenue change	7%	8%	3%
Operating income	$1,095.2	$1,042.1	$933.6
Operating margin	18.0%	18.3%	17.7%
Net income attributable to Equifax	$660.3	$604.1	$545.3
Diluted earnings per share	$5.32	$4.84	$4.40
Cash provided by operating activities	$1,615.7	$1,324.5	$1,116.8
Capital expenditures*	$(480.2)	$(495.9)	$(585.8)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights
•On April 21, 2025, the Board of Directors terminated the existing share repurchase authorization and approved an authorization to repurchase up to $3 billion of shares of common stock. We repurchased 4,006,173 shares of our common stock on the open market for $927.4 million, excluding brokerage commissions and excise taxes of $8.4 million, during the twelve months ended December 31, 2025. We did not repurchase any shares from public market transactions during the twelve months ended December 31, 2024 or 2023. At December 31, 2025, approximately $2.1 billion was available for future purchases of common stock under our share repurchase authorization.

•On April 21, 2025, the Board of Directors approved an increase in our quarterly cash dividend to $0.50 per share beginning in the second quarter of 2025. We paid out $232.8 million, or $1.89 per share, in dividends to our shareholders during 2025.

RESULTS OF OPERATIONS —
TWELVE MONTHS ENDED DECEMBER 31, 2025, 2024 AND 2023

Consolidated Financial Results

Operating Revenue

	Twelve Months Ended December 31,			Change
				2025 vs. 2024		2024 vs. 2023
Operating Revenue	2025	2024	2023	$	%	$	%
	(In millions)
Workforce Solutions	$2,582.3	$2,433.8	$2,315.8	$148.5	6%	$118.0	5%
U.S. Information Solutions	2,078.5	1,893.0	1,720.4	185.5	10%	172.6	10%
International	1,413.7	1,354.3	1,229.0	59.4	4%	125.3	10%
Consolidated operating revenue	$6,074.5	$5,681.1	$5,265.2	$393.4	7%	$415.9	8%

Revenue for 2025 increased 7% compared to 2024 due to revenue growth in all three business units. USIS revenue growth is primarily due to growth in mortgage and diversified markets revenue in Online Information Solutions, as well as growth in Financial Marketing Services. Workforce Solutions revenue growth is primarily due to growth in both diversified markets and mortgage verticals within Verification Services, partially offset by declines in Employer Services. International revenue growth is primarily driven by growth in Europe and Latin America. The effect of foreign exchange rates decreased revenue by $21.7 million, or less than 1%, in 2025 compared to 2024.

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

Operating Expenses

	Twelve Months Ended December 31,			Change
				2025 vs. 2024		2024 vs. 2023
Operating Expenses	2025	2024	2023	$	%	$	%
	(In millions)
Consolidated cost of services	$2,645.6	$2,518.7	$2,335.1	$126.9	5%	$183.6	8%
Consolidated selling, general and administrative expenses	1,614.2	1,450.5	1,385.7	163.7	11%	64.8	5%
Consolidated depreciation and amortization expense	719.5	669.8	610.8	49.7	7%	59.0	10%
Consolidated operating expenses	$4,979.3	$4,639.0	$4,331.6	$340.3	7%	$307.4	7%

Cost of Services.  Cost of services increased $126.9 million in 2025 compared to 2024. The increase is primarily due to higher royalty, revenue share and purchased data and information costs, partially offset by a decrease in temporary labor costs. The effect of changes in foreign exchange rates decreased cost of services by $5.9 million.

Cost of services increased $183.6 million in 2024 compared to 2023. The increase is primarily due to higher royalty and revenue share costs, costs of purchased data and information, and costs from BVS, which was acquired in the third quarter of 2023. The effect of changes in foreign exchange rates decreased cost of services by $28.1 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $163.7 million in 2025 compared to 2024. The increase is primarily due to higher people costs which was primarily due to higher incentive plan costs, as well as higher litigation expense and an accrual for a settlement associated with the resolution of four related class action lawsuits. The impact of changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $9.3 million.

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

Depreciation and Amortization.  Depreciation and amortization expense for 2025 increased $49.7 million. The increase is primarily due to increased amortization of capitalized internal-use software costs resulting from technology transformation capital spending incurred previously, partially offset by lower amortization of acquisition-related purchased intangibles. The impact of changes in foreign currency exchange rates led to a decrease in depreciation and amortization expense of $0.3 million.

Depreciation and amortization expense increased $59.0 million in 2024 compared to 2023. The increase is primarily due to increased amortization of capitalized internal-use software costs resulting from technology transformation capital spending incurred previously, as well as higher amortization of purchased intangible assets related to the BVS acquisition. The impact of changes in foreign currency exchange rates led to a decrease in depreciation and amortization expense of $2.9 million.

Operating Income and Operating Margin

	Twelve Months Ended December 31,			Change
Operating Income and Operating Margin				2025 vs. 2024			2024 vs. 2023
	2025	2024	2023	$	%		$	%
	(In millions)
Consolidated operating revenue	$6,074.5	$5,681.1	$5,265.2	$393.4	7%		$415.9	8%
Consolidated operating expenses	4,979.3	4,639.0	4,331.6	340.3	7%		307.4	7%
Consolidated operating income	$1,095.2	$1,042.1	$933.6	$53.1	5%		$108.5	12%
Consolidated operating margin	18.0%	18.3%	17.7%		(0.3)	pts		0.6	pts

Total company operating margin decreased by 0.3 percentage points in 2025 versus 2024 and increased by 0.6 percentage points in 2024 versus 2023. The margin decrease in 2025 is primarily due to higher royalty, revenue share and purchased data and information costs, as well as increased amortization of capitalized internal-use software costs resulting from technology transformation capital spending incurred previously. The increase in operating expenses is partially offset by higher reported revenue. The margin increase in 2024 is due to the aforementioned higher reported revenue, partially offset by increased operating expenses and depreciation and amortization expenses during the period.

Interest Expense and Other Income (Expense), net

	Twelve Months Ended December 31,			Change
				2025 vs. 2024		2024 vs. 2023
Consolidated Interest and Other Income (Expense), net	2025	2024	2023	$	%	$	%
	(In millions)
Consolidated interest expense	$(212.3)	$(229.1)	$(241.4)	$16.8	(7)%	$12.3	(5)%
Consolidated other income (expense), net	12.0	(2.5)	25.7	14.5	nm	(28.2)	(110)%
Average cost of debt	4.3%	4.1%	4.2%
Total consolidated debt, net, at year end	$5,093.3	$5,010.5	$5,711.2	$82.8	2%	$(700.7)	(12)%

nm - not meaningful

Interest expense decreased in 2025 when compared to 2024 primarily due to lower weighted average debt balances during 2025 compared to 2024, partially offset by a higher weighted average cost of debt in 2025 when compared to 2024.

Interest expense decreased in 2024 when compared to 2023 due to lower overall debt balances and a lower weighted average cost of debt when compared to 2023.

The increase in other income, net in 2025 is primarily due to a decrease in pension expense and other non-operating expenses in 2025 as compared to 2024. For 2025 and 2024, we recorded a gain of $0.6 million and a loss of $11.6 million, respectively, on the mark-to-market adjustment of our pension and postretirement benefit plans.

The decrease in other income, net in 2024 was primarily due to the gain on fair market value adjustment of our investment in BVS due to our acquisition of BVS in the third quarter of 2023 that did not recur in the same period of 2024, as well as a gain on the sale of an investment in 2023 that did not recur in 2024. We also incurred higher pension expense in 2024 as compared to 2023. For 2024 and 2023, we recorded losses of $11.6 million and $0.1 million, respectively, on the mark-to-market adjustment of our pension and postretirement benefit plans.

Income Taxes

	Twelve Months Ended December 31,			Change
				2025 vs. 2024		2024 vs. 2023
Provision for Income Taxes	2025	2024	2023	$	%	$	%
	(In millions)
Consolidated provision for income taxes	$(230.6)	$(203.2)	$(166.2)	$(27.4)	13%	$(37.0)	22%
Effective income tax rate	25.8%	25.1%	23.2%

Our effective tax rate was 25.8% for 2025, up from 25.1% for the same period in 2024. Our effective tax rate is higher for the year ended December 31, 2025 compared to 2024 primarily due to less favorable discrete tax benefits in the current period.

Our effective tax rate was 25.1% for 2024, up from 23.2% for the same period in 2023. Our effective tax rate was higher for the year ended December 31, 2024 compared to 2023 primarily due to a decrease in tax credits and an increase in tax on foreign earnings in 2024 compared to 2023.

Net Income

	Twelve Months Ended December 31,			Change
				2025 vs. 2024		2024 vs. 2023
Net Income	2025	2024	2023	$	%	$	%
	(In millions, except per share amounts)
Consolidated operating income	$1,095.2	$1,042.1	$933.6	$53.1	5%	$108.5	12%
Consolidated interest and other income (expense), net	(200.3)	(231.6)	(215.7)	31.3	(14)%	(15.9)	7%
Consolidated provision for income taxes	(230.6)	(203.2)	(166.2)	(27.4)	13%	(37.0)	22%
Consolidated net income	664.3	607.3	551.7	57.0	9%	55.6	10%
Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(4.0)	(3.2)	(6.4)	(0.8)	25%	3.2	(50)%
Net income attributable to Equifax	$660.3	$604.1	$545.3	$56.2	9%	$58.8	11%
Diluted earnings per share:
Net income attributable to Equifax	$5.32	$4.84	$4.40	$0.48	10%	$0.44	10%
Weighted-average shares used in computing diluted earnings per share	124.1	124.9	123.9

Consolidated net income increased $57.0 million in 2025 compared to 2024 due to higher levels of operating income, lower interest expense and higher other income, net, partially offset by higher income tax expense.

Consolidated net income increased $55.6 million in 2024 compared to 2023 due to higher levels of operating income and lower interest expense, partially offset by higher income tax expense and lower levels of other income, net.

Segment Financial Results

Workforce Solutions

	Twelve Months Ended December 31,			Change
				2025 vs. 2024			2024 vs. 2023
Workforce Solutions	2025	2024	2023	$	%		$	%
	(In millions)
Operating Revenue:
Verification Services	$2,179.8	$2,021.9	$1,846.2	$157.9	8%		$175.7	10%
Employer Services	402.5	411.9	469.6	(9.4)	(2)%		(57.7)	(12)%
Total operating revenue	$2,582.3	$2,433.8	$2,315.8	$148.5	6%		$118.0	5%
% of consolidated revenue	43%	43%	44%
Total operating income	$1,141.5	$1,053.3	$969.3	$88.2	8%		$84.0	9%
Operating margin	44.2%	43.3%	41.9%		0.9	pts		1.4	pts

Workforce Solutions revenue increased 6% in 2025 compared to 2024 due to an increase in both diversified markets and mortgage verticals within Verification Services, partially offset by declines in Employer Services.

Workforce Solutions revenue increased 5% in 2024 compared to 2023, which was due to an increase in diversified markets verticals within Verification Services, partially offset by declines in Employer Services and Verification Services mortgage revenue.

Verification Services.  Revenue increased 8% in 2025 compared to 2024. The increase in revenue is principally due to growth in diversified markets revenue, primarily from growth in the government, talent solutions and consumer lending verticals, as well as growth in mortgage revenue.

Revenue increased 10% in 2024 compared to 2023. The increase in revenue is primarily due to growth in the government and talent solutions verticals, partially offset by declines in the mortgage vertical.

Employer Services.  Revenue decreased 2% in 2025 compared to 2024 primarily due to declines in unemployment claims, ACA and I-9 revenue, partially offset by increases in work opportunity tax credit and identity theft protection services.

Revenue decreased 12% in 2024 compared to 2023, primarily due to lower Employee Retention Credit ("ERC") revenue and declines in I-9 and onboarding services. The ERC revenue decrease was driven by the wind down of this U.S. Federal government program.

Workforce Solutions Operating Margin.  Operating margin increased to 44.2% in 2025 compared to 43.3% in 2024 and increased to 43.3% in 2024 compared to 41.9% in 2023. The increase in both periods is primarily due to the aforementioned increases in revenue.

U.S. Information Solutions

	Twelve Months Ended December 31,			Change
U.S. Information Solutions				2025 vs. 2024			2024 vs. 2023
	2025	2024	2023	$	%		$	%
	(In millions)
Operating revenue:
Online Information Solutions	$1,821.4	$1,650.6	$1,488.9	$170.8	10%		$161.7	11%
Financial Marketing Services	257.1	242.4	231.5	14.7	6%		10.9	5%
Total operating revenue	$2,078.5	$1,893.0	$1,720.4	$185.5	10%		$172.6	10%
% of consolidated revenue	34%	33%	33%
Total operating income	$475.2	$404.4	$365.0	$70.8	18%		$39.4	11%
Operating margin	22.9%	21.4%	21.2%		1.5	pts		0.2	pts

U.S. Information Solutions revenue increased 10% in 2025 compared to 2024 primarily due to growth in Online Information Solutions which is due to growth in both mortgage and diversified markets revenue, as well as growth in Financial Marketing Services. Growth in mortgage related services is primarily due to product pricing, partially offset by lower mortgage credit inquiry volumes in the current year compared to the prior year.

U.S. Information Solutions revenue increased 10% in 2024 compared to 2023, due to growth in Online Information Solutions due to an increase in mortgage related and consumer solutions online services, as well as growth in Financial Marketing Services. Growth in mortgage related online services was due to both product pricing, as well as new products.

Online Information Solutions.  Revenue for 2025 increased 10% compared to 2024, driven by growth in mortgage related services, as well as growth in diversified markets online services and consumer solutions revenue. The growth in mortgage related services is primarily due to product pricing, partially offset by lower mortgage credit inquiry volumes in the current year compared to the prior year.

Revenue for 2024 increased 11% compared to 2023, driven by higher mortgage related online services due to product pricing and new products, as well as continued growth of consumer solutions revenue.

Financial Marketing Services.  Revenue increased 6% in 2025 compared to 2024 and increased 5% in 2024 compared to 2023. The increase in both periods is primarily due to growth in credit marketing services.

U.S. Information Solutions Operating Margin.  USIS operating margin increased to 22.9% in 2025 compared to 21.4% in 2024 due to the aforementioned increase in revenue, partially offset by an increase in operating expenses primarily due to an increase in mortgage related royalty costs. The increase in operating expenses is partially offset by a decline in people costs. USIS operating margin increased to 21.4% in 2024 compared to 21.2% in 2023 due to the aforementioned increase in revenue.

International

	Twelve Months Ended December 31,			Change
				2025 vs. 2024			2024 vs. 2023
International	2025	2024	2023	$		%	$		%
	(In millions)
Operating revenue:
Latin America	$403.4	$384.9	$290.9	$18.5		5%	$94.0		32%
Europe	396.7	369.2	333.2	27.5		7%	36.0		11%
Asia Pacific	342.3	335.4	345.3	6.9		2%	(9.9)		(3)%
Canada	271.3	264.8	259.6	6.5		2%	5.2		2%
Total operating revenue	$1,413.7	$1,354.3	$1,229.0	$59.4		4%	$125.3		10%
% of consolidated revenue	23%	24%	23%
Total operating income	$182.5	$181.2	$167.8	$1.3		1%	$13.4		8%
Operating margin	12.9%	13.4%	13.7%		(0.5)	pts		(0.3)	pts

International revenue increased 4% in 2025 as compared to 2024. Local currency revenue increased 6% in 2025, driven by local currency growth in Latin America, primarily from Argentina, Brazil and Paraguay, as well as local currency growth in Asia Pacific, Europe and Canada. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $21.7 million, or 2%.

International revenue increased 10% in 2024 as compared to 2023. Local currency revenue increased 19% in 2024, driven by growth in Latin America from the BVS acquisition, completed in the third quarter of 2023, as well as local currency growth in Latin America, Europe and Canada. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $105.5 million, or 9%.

Latin America. Local currency revenue increased 10% in 2025 as compared to 2024. The increase is primarily due to local currency growth in Argentina, Brazil and Paraguay. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $21.4 million, or 5%, in 2024, primarily from Argentina and Brazil. Reported revenue increased 5% in 2025 as compared to 2024.

Local currency revenue increased 69% in 2024 as compared to 2023. The increase was primarily due to revenue from the BVS acquisition, which occurred in the third quarter of 2023, as well as local currency growth in Argentina. Revenue from the BVS acquisition was $159.3 million in 2024, compared to $64.8 million in 2023. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $107.1 million, or 37%, in 2024, primarily from Argentina. Reported revenue increased 32% in 2024 as compared to 2023.

Europe.  Local currency revenue increased 4% in 2025 as compared to 2024, primarily due to growth in the consumer credit reporting businesses in the U.K and Spain, partially offset by declines in the direct to consumer business in the U.K. Local currency fluctuations against the U.S. dollar positively impacted revenue by $13.5 million, or 3%, for 2025. Reported revenue increased 7% in 2025 as compared to 2024.

Local currency revenue increased 8% in 2024 as compared to 2023, primarily due to growth in the debt services and credit reporting businesses. Local currency fluctuations against the U.S. dollar positively impacted revenue by $8.0 million, or 3%, for 2024. Reported revenue increased 11% in 2024 as compared to 2023.

Asia Pacific. Local currency revenue increased 5% in 2025 as compared to 2024, primarily driven by growth in the commercial, consumer credit reporting and identity and fraud businesses in Australia, partially offset by a decline in India. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $8.4 million, or 3%. Reported revenue increased 2% in 2025 as compared to 2024.

Local currency revenue decreased 2% in 2024 as compared to 2023, primarily driven by Australia due to declines in the commercial and direct to consumer businesses in the first half of the year. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $2.4 million, or 1%. Reported revenue decreased 3% in 2024 as compared to 2023.

Canada.  Local currency revenue increased 4% in 2025 as compared to 2024. Revenue growth in 2025 was driven by growth in the direct to consumer, consumer credit reporting and commercial businesses. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $5.3 million, or 2%, in 2025. Reported revenue increased 2% in 2025 as compared to 2024.

Local currency revenue increased 4% in 2024 as compared to 2023. Revenue growth in 2024 is driven by growth in the direct to consumer and commercial businesses. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $4.0 million, or 2%, in 2024. Reported revenue increased 2% in 2024 as compared to 2023.

International Operating Margin.  Operating margin was 12.9% in 2025 compared to 13.4% in 2024. The decrease in margin is primarily due to higher people costs and increased amortization of capitalized internal-use software costs resulting from technology transformation capital spending incurred previously, partially offset by the increase in revenue. Operating margin was 13.4% in 2024 and 13.7% in 2023. The decrease in margin is mainly due to higher amortization costs, principally due to higher amortization of purchased intangible assets related to the BVS acquisition and amortization of capitalized internal-use software and system costs from technology transformation capital spending incurred previously.

General Corporate Expense

	Twelve Months Ended December 31,			Change
				2025 vs. 2024		2024 vs. 2023
General Corporate Expense	2025	2024	2023	$	%	$	%
	(In millions)
General corporate expense	$704.0	$596.8	$568.5	$107.2	18%	$28.3	5%

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

General corporate expense increased $107.2 million in 2025. The increase in 2025 as compared to 2024 is primarily due to higher people costs which was primarily due to higher incentive plan costs, as well as higher litigation expense, an accrual for a settlement associated with the resolution of four related class action lawsuits and increased depreciation and amortization of capitalized internal-use software costs.

General corporate expense increased $28.3 million in 2024 as compared to 2023. The increase in 2024 as compared to 2023 was primarily due to an increase in people costs, which was primarily due to higher incentive plan costs, and an accrual for a settlement associated with the resolution of a matter with the CFPB.

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

Funds generated by operating activities, our $1.5 billion five-year unsecured revolving credit facility (the "Revolver") and related commercial paper (“CP”) program, more fully described below, are our most significant sources of liquidity. At December 31, 2025, we had $180.8 million in cash and cash equivalents, as well as $0.7 billion available to borrow under our Revolver.

Sources and Uses of Cash

We believe that our existing cash balance, liquidity available from our CP and Revolver, cash generated from ongoing operations and continued access to public or private debt markets will be sufficient to satisfy cash requirements over the next 12 months and beyond. While there was no significant change in our cash requirements as of December 31, 2025 compared to December 31, 2024, we have utilized existing CP capacity, together with cash from operating activities, to meet our current obligations.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of December 31, 2025, we held $167.4 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the twelve months ended December 31, 2025, 2024 and 2023:

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(In millions)
Operating activities	$1,615.7	$1,324.5	$1,116.8	$291.2	$207.7
Investing activities	$(554.3)	$(511.5)	$(878.2)	$(42.8)	$366.7
Financing activities	$(1,059.7)	$(846.4)	$(306.2)	$(213.3)	$(540.2)

Operating Activities

Cash provided by operating activities for 2025 increased $291.2 million compared to 2024 and for 2024 increased $207.7 million compared to 2023. The increase in both periods is primarily due to increased net income and changes in our working capital position.

Investing Activities

Capital Expenditures

	Twelve Months Ended December 31,			Change
Net cash used in:	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(In millions)
Capital expenditures*	$(481.4)	$(511.5)	$(601.3)	$30.1	$89.8
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

Capital expenditures decreased in 2025 and 2024 from 2024 and 2023, respectively, due to lower capitalized software costs and lower spending on technology infrastructure as compared to the prior year periods.

Acquisitions, Divestitures and Investments

	Twelve Months Ended December 31,			Change
Net cash (used in) provided by:	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(In millions)
Acquisitions, net of cash acquired	$(74.1)	$—	$(283.8)	$(74.1)	$283.8
Cash received from divestitures	$1.2	$—	$6.9	$1.2	$(6.9)

2025 Acquisitions and Investments. During 2025, we acquired a company within the Workforce Solutions operating segment.

2024 Acquisitions and Investments. During 2024, we did not complete any acquisitions.

2023 Acquisitions and Investments. During 2023, we acquired The Food Industry Credit Bureau and BVS within the International operating segment. During 2023, we sold an equity investment.

For additional information about our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Financing Activities

Borrowings and Credit Facility Availability

	Twelve Months Ended December 31,			Change
Net cash provided by (used in):	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(In millions)
Net short-term borrowings (payments)	$474.7	$91.2	$(371.2)	$383.5	$462.4
Payments on long-term debt	$(400.2)	$(1,445.6)	$(579.3)	$1,045.4	$(866.3)
Proceeds from issuance of long-term debt	$1.7	$649.8	$872.9	$(648.1)	$(223.1)

Borrowing and Repayment Activity.  We primarily borrow under our CP program and Revolver as needed and as availability allows.

Net short-term borrowings (payments) primarily represent repayments or borrowings of outstanding amounts under our CP program.

The increase in net short-term borrowings in 2025 is due to higher borrowings on our CP notes during the year as compared to 2024. The increase in net short-term borrowings in 2024 is due to our issuance of more CP notes in 2024 than we repaid, compared to 2023 when we repaid more CP notes than we issued.

Proceeds from issuance of long-term debt in 2025 represent $1.7 million in borrowings on long-term debt. Proceeds from issuance of long-term debt in 2024 represent the issuance of $650 million of 4.8% Senior Notes in the third quarter of 2024. Proceeds from issuance of long-term debt in 2023 represent $175.0 million of borrowings on our Revolver during the first quarter of 2023 and the issuance of $700 million of 5.1% Senior Notes in the second quarter of 2023.

In August 2024, we issued $650 million in aggregate principal amount of 4.8% five-year Senior Notes due 2029 (the "2029 Notes") in an underwritten public offering. Interest on the 2029 Notes accrues at a rate of 4.8% per year and is payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds of the sale of the 2029 Notes were ultimately used for general corporate purposes, including the repayment of borrowings under our then-outstanding delayed draw term loan (the "Term Loan") prior to the August 2026 maturity. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2029 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

In May 2023, we issued $700 million aggregate principal amount of 5.1% five-year Senior Notes due 2028 (the "2028 Notes") in an underwritten public offering. Interest on the 2028 Notes accrues at a rate of 5.1% per year and is payable semi-annually in arrears on June 1 and December 1 of each year. The net proceeds of the sale of the 2028 Notes were ultimately used to repay our then-outstanding $400 million 3.95% Senior Notes due June 2023 at maturity. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our CP program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2028 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Payments on long-term debt in 2025 represent repayment of our $400.0 million 2.60% Senior Notes during the fourth quarter of 2025 with CP borrowings. Payments on long-term debt in 2024 represent repayment of our $750.0 million 2.60% Senior Notes during the fourth quarter of 2024 with cash on hand and CP borrowings and $695.6 million of payments on our then-outstanding Term Loan during the third quarter of 2024. Payments on long-term debt in 2023 represent $175.0 million of repayments on our Revolver and repayment of our $400.0 million 3.95% Senior Notes during the second quarter of 2023.

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

As of December 31, 2025, there were $762.0 million of outstanding CP notes, $1.3 million of letters of credit outstanding, and no outstanding borrowings under the Revolver. Availability under the Revolver was $0.7 billion at December 31, 2025.

At December 31, 2025, approximately 85% of our debt was fixed-rate debt and 15% was variable-rate debt. Our variable-rate debt consists of outstanding amounts under our CP program. The interest rates reset periodically, depending on the terms of the respective financing agreements. At December 31, 2025, the interest rate on our variable-rate debt ranged from 3.80% to 4.17%.

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
As of December 31, 2025, we were in compliance with all of our debt covenants.
We do not have any credit rating triggers that would accelerate the maturity of a material amount of our outstanding debt; however, our 3.25% senior notes due 2026, 5.1% senior notes due 2027, 5.1% senior notes due 2028, 4.8% senior notes due 2029, 3.1% senior notes due 2030, 2.35% senior notes due 2031 and 7.0% senior notes due 2037 (collectively, the “Senior Notes”) contain change in control provisions. If we experience a change of control or publicly announce an intention to effect a change of control and the rating on the Senior Notes is lowered by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) below an investment grade rating within 60 days of such change of control or notice thereof, then we will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.

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
Equity Transactions

	Twelve Months Ended December 31,			Change
Net cash (used in) provided by:	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(In millions)
Treasury stock purchases	$(927.5)	$—	$—	$(927.5)	$—
Dividends paid to Equifax shareholders	$(232.8)	$(193.2)	$(191.8)	$(39.6)	$(1.4)
Distributions paid to noncontrolling interests	$(6.1)	$(4.6)	$(45.6)	$(1.5)	$41.0
Proceeds from exercise of stock options and employee stock purchase plan	$46.4	$78.2	$32.3	$(31.8)	$45.9

Sources and uses of cash related to equity during the twelve months ended December 31, 2025, 2024 and 2023 were as follows:

• On April 21, 2025, our Board of Directors terminated the existing share repurchase authorization and approved an authorization to repurchase up to $3 billion of shares of common stock. During the twelve months ended December 31, 2025, we repurchased 4,006,173 shares of our common stock on the open market. As of December 31, 2025, approximately $2.1 billion was available for future purchases of common stock under our share repurchase authorization. We did not repurchase any shares on the open market in 2024 or 2023.

•On April 21, 2025, our Board of Directors approved an increase in our quarterly cash dividend to $0.50 per share beginning in the second quarter of 2025. During the twelve months ended December 31, 2025, we paid cash dividends to Equifax shareholders of $232.8 million, at $1.89 per share. During the twelve months ended December 31, 2024 and 2023, we paid cash dividends to Equifax shareholders of $193.2 million and $191.8 million, respectively, at $1.56 per share, for 2024 and 2023.

•During the twelve months ended December 31, 2025 and 2024, we paid dividends to noncontrolling interests of $6.1 million and $4.6 million, respectively. During the twelve months ended December 31, 2023, we paid distributions to noncontrolling interests of $45.6 million.

•We received cash of $46.4 million, $78.2 million, and $32.3 million during the twelve months ended December 31, 2025, 2024 and 2023, respectively, from the exercise of stock options and the employee stock purchase plan.

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

Contractual Obligations, Commercial Commitments and Other Contingencies

Our material cash requirements include the following contractual and other obligations. Our plan is to use existing cash balances and funds generated by operating activities to fund our obligations and commitments. If our cash requirements exceed our existing cash balances and funds generated by operations, we will finance future cash requirements with existing borrowing capacity, as necessary. In the event that additional financing is needed, we would finance using the public and private corporate bond markets or syndicated loan markets, if available. The following sections provide details of material cash requirements from known contractual and other obligations as of December 31, 2025.

Debt
As of December 31, 2025, we had outstanding variable and fixed rate debt with varying maturities for an aggregate principal amount of $5.1 billion, with $1,038.0 million payable within the next twelve months, as detailed further in Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this report. Future interest payments associated with the outstanding variable and fixed rate notes totals $786.8 million, with $209.1 million payable within the next twelve months.

We also issue unsecured promissory notes through our Revolver and CP program, with the Revolver set to expire in August 2028. As of December 31, 2025, we had no amount outstanding under our Revolver and $762.0 million outstanding under our CP program.

Data Processing, Outsourcing Agreements and Other Purchase Obligations

We utilize several outsourcing partners for services that we outsource associated with our network and security infrastructure, computer data processing operations, applications development, business continuity and recovery services, help desk service and desktop support functions, operation of our voice and data networks, maintenance and related functions and to provide certain other administrative and operational services. These agreements expire between 2026 and 2033. As of December 31, 2025 the estimated aggregate minimum contractual obligation remaining under these agreements is approximately $1.1 billion, with $507.4 million payable within the next twelve months.

Pension, Post-Retirement and Deferred Compensation Obligations

As detailed further in Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this report, we have several pension, post-retirement benefit and deferred compensation plans. Our U.S. Retirement Plan is frozen and is supported by plan assets to fund future payments. We have three supplemental retirement plans for certain key employees which are unfunded. As of December 31, 2025, the total gross obligation for the pension and post-retirement plans was $445.4 million, with $40.8 million of benefits expected to be paid within the next twelve months.

We maintain deferred compensation plans for certain management employees and the Board of Directors to defer the receipt of compensation until a later date based on the terms of the plan. As of December 31, 2025, the total obligation for the deferred compensation plans was $60.3 million, with $6.7 million expected to be paid within the next twelve months. These obligations exclude those under our deferred stock compensation plans.

Payments to Resolve Certain Legal Proceedings and Investigations

During the first quarter of 2025, we paid $15.0 million for a settlement associated with the resolution of a matter with the Consumer Financial Protection Bureau ("CFPB"). The U.K.’s Financial Conduct Authority (“FCA”) opened an enforcement investigation against our U.K. subsidiary, Equifax Limited, in October 2017 in connection with the 2017 cybersecurity incident. We received a notice with the FCA's findings on October 13, 2023, and paid a penalty of $13.5 million to resolve the matter.

Leases

As detailed further in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this report, our lease arrangements principally involve office space. As of December 31, 2025, our total fixed lease payment obligations were $148.9 million, with $36.1 million payable within the next twelve months.

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

Letters of Credit and Guarantees

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all performance and surety bonds and standby letters of credit was not material at December 31, 2025, and generally have a remaining maturity of one year or less. Guarantees are issued from time to time to support the needs of our operating units. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2025.

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

During the twelve months ended December 31, 2025 and 2024, we made no voluntary contributions to the USRIP. At December 31, 2025, the USRIP met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, our CP program and our Revolver.

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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of December 31, 2025, the contract asset balance was $22.6 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. Deferred revenue is recognized when we have an obligation to transfer goods or services to a customer and have already received consideration from the customer. We generally expect to recognize our deferred revenue as revenue within twelve months of being recorded based on the terms of the contracts.

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

The goodwill balance at December 31, 2025, for our six reporting units was as follows:

December 31, 2025
(In millions)
Workforce Solutions	$2,574.1
USIS	2,006.2
Asia Pacific	1,349.8
Latin America	532.0
Europe	189.6
Canada	94.0
Total goodwill	$6,745.7

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

The estimated fair value of the Asia Pacific reporting unit is derived from the valuation techniques described above incorporating the related projections and assumptions. Impairment occurs when the estimated fair value of the reporting unit is below the carrying value. The estimated fair value for all of our Asia Pacific reporting unit exceeded its related carrying value as of December 1, 2025. As a result, no goodwill impairment was recorded.

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

We projected revenue growth in 2026 for our Asia Pacific reporting unit in completing our 2025 impairment testing based on planned business initiatives and prevailing trends exhibited by this reporting unit. The anticipated revenue growth in this reporting unit, however, is partially offset by assumed increases in expenses and capital expenditures for the reporting unit, which reflects the additional level of investment needed in order to achieve the planned revenue growth and completion of our technology transformation initiatives.

Discount Rate Assumptions

We utilize a weighted average cost of capital, or WACC, in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows for the reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the reporting unit’s tax rate. For the 2025 annual goodwill impairment evaluation, the discount rate used to develop the estimated fair value of the Asia Pacific reporting unit was higher than the discount rate used in 2024 but was within the same range between 10.0% and 11.5%.

Estimated Fair Value and Sensitivities

The estimated fair value of the Asia Pacific reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Due to the lower cushion when compared to other reporting units, Asia Pacific is more sensitive to changes in the assumptions noted above that could result in a fair value that is less than its carrying value. The excess of fair value over carrying value for the Asia Pacific reporting unit was greater than 10% as of December 1, 2025.

Given the relatively smaller excess of fair value over carrying value for the Asia Pacific reporting unit, we believe that it is at risk of a possible future goodwill impairment. The future impact of changes in economic conditions, including rising interest rates and inflation, remains uncertain. Avoidance of a future impairment will be dependent on continued growth during current economic conditions and our ability to execute on initiatives to grow revenue and operating margin and manage expenses prudently. We will continue to monitor the performance of this reporting unit to ensure no interim indications of possible impairment have occurred before our next annual goodwill impairment assessment in December 2026.

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

For the year ended December 31, 2025, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2025 would have increased our revenue by $139.4 million and our pre-tax operating profit by $13.8 million. For the year ended December 31, 2024, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during 2024 would have increased our revenue by $134.4 million and our pre-tax operating profit by $13.3 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and pre-tax operating profit for 2025 and 2024.

On average across our mix of international businesses, foreign currencies at December 31, 2025 were stronger against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2024. As a result, if foreign exchange rates were unchanged throughout 2025, foreign exchange translation would have decreased growth as reported in U.S. dollars. As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2026, and rates could go either higher or lower.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable-rate commercial paper and Revolver borrowings. We attempt to achieve the lowest all-in weighted-average cost of debt while simultaneously taking into account the mix of our fixed- and variable-rate debt and the average life and scheduled maturities of our debt. At December 31, 2025, our weighted average cost of debt was 4.3% and weighted-average life of debt was 3.38 years. At December 31, 2025, 85% of our debt was fixed-rate and the remaining 15% was variable-rate. Occasionally, we use derivatives to manage our exposure to changes in interest rates by entering into interest rate swaps. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2025 interest expense by $7.6 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	55
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	56
Consolidated Statements of Income for each of the three years in the period ended December 31, 2025	58
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2025	59
Consolidated Balance Sheets at December 31, 2025 and 2024	60
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2025	61
Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Loss for each of the three years in the period ended December 31, 2025	62
Notes to Consolidated Financial Statements	64

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Equifax Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Equifax Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equifax Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), cash flows and shareholders’ equity and accumulated other comprehensive loss for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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
February 19, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Equifax Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Equifax Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), cash flows and shareholders’ equity and accumulated other comprehensive loss for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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
At December 31, 2025, the Company’s goodwill was $6.75 billion and the goodwill attributed to the Asia Pacific reporting unit was $1.35 billion. As discussed in Note 4 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. The Company determined that a quantitative impairment test was required for the Asia Pacific reporting unit. Therefore, the Company determined the fair value of this reporting unit as of the annual goodwill impairment testing date.

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

Atlanta, Georgia
February 19, 2026

CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Operating revenue	$6,074.5	$5,681.1	$5,265.2
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	2,645.6	2,518.7	2,335.1
Selling, general and administrative expenses	1,614.2	1,450.5	1,385.7
Depreciation and amortization	719.5	669.8	610.8
Total operating expenses	4,979.3	4,639.0	4,331.6
Operating income	1,095.2	1,042.1	933.6
Interest expense	(212.3)	(229.1)	(241.4)
Other income (expense), net	12.0	(2.5)	25.7
Consolidated income before income taxes	894.9	810.5	717.9
Provision for income taxes	(230.6)	(203.2)	(166.2)
Consolidated net income	664.3	607.3	551.7
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(4.0)	(3.2)	(6.4)
Net income attributable to Equifax	$660.3	$604.1	$545.3
Basic earnings per common share:
Net income attributable to Equifax	$5.36	$4.88	$4.44
Weighted-average shares used in computing basic earnings per share	123.2	123.8	122.9
Diluted earnings per common share:
Net income attributable to Equifax	$5.32	$4.84	$4.40
Weighted-average shares used in computing diluted earnings per share	124.1	124.9	123.9
Dividends per common share	$1.89	$1.56	$1.56

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended December 31,
	2025			2024			2023
	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total
	(In millions)
Net income	$660.3	$4.0	$664.3	$604.1	$3.2	$607.3	$545.3	$6.4	$551.7
Other comprehensive income (loss):
Foreign currency translation adjustment	205.4	14.2	219.6	(291.7)	(29.3)	(321.0)	42.6	(0.5)	42.1
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	0.1	—	0.1	0.1	—	0.1	(0.2)	—	(0.2)
Change in cumulative gain from cash flow hedging transactions, net	0.1	—	0.1	0.1	—	0.1	0.1	—	0.1
Other comprehensive income (loss)	205.6	14.2	219.8	(291.5)	(29.3)	(320.8)	42.5	(0.5)	42.0
Comprehensive income (loss)	$865.9	$18.2	$884.1	$312.6	$(26.1)	$286.5	$587.8	$5.9	$593.7

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except par values)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$180.8	$169.9
Trade accounts receivable, net of allowance for doubtful accounts of $20.2 and $16.9 at December 31, 2025 and 2024, respectively	1,012.7	957.6
Prepaid expenses	144.2	134.9
Other current assets	74.5	98.2
Total current assets	1,412.2	1,360.6
Property and equipment:
Capitalized internal-use software and system costs	3,098.2	2,817.5
Data processing equipment and furniture	239.3	229.6
Land, buildings and improvements	299.6	285.0
Total property and equipment	3,637.1	3,332.1
Less accumulated depreciation and amortization	(1,704.7)	(1,440.2)
Total property and equipment, net	1,932.4	1,891.9

Goodwill	6,745.7	6,547.8
Indefinite-lived intangible assets	94.8	94.7
Purchased intangible assets, net	1,331.3	1,521.0
Other assets, net	347.8	343.4
Total assets	$11,864.2	$11,759.4
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$1,038.0	$687.7
Accounts payable	206.4	138.2
Accrued expenses	276.3	251.1
Accrued salaries and bonuses	286.1	215.8
Deferred revenue	101.2	115.5
Other current liabilities	427.4	403.2
Total current liabilities	2,335.4	1,811.5
Long-term debt	4,055.3	4,322.8
Deferred income tax liabilities, net	390.8	351.6
Long-term pension and other postretirement benefit liabilities	103.4	106.7
Other long-term liabilities	241.1	247.2
Total liabilities	7,126.0	6,839.8
Commitments and Contingencies (see Note 6)
Redeemable noncontrolling interests	114.4	105.2
Equifax shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at December 31, 2025 and 2024; Outstanding shares - 120.4 and 124.0 at December 31, 2025 and 2024, respectively	236.6	236.6
Paid-in capital	2,023.4	1,915.2
Retained earnings	6,445.1	6,018.6
Accumulated other comprehensive loss	(517.1)	(722.7)
Treasury stock, at cost, 68.3 shares and 64.7 shares at December 31, 2025 and 2024, respectively	(3,577.8)	(2,644.9)
Stock held by employee benefits trusts, at cost, 0.6 shares at December 31, 2025 and 2024	(5.9)	(5.9)
Total Equifax shareholders’ equity	4,604.3	4,796.9
Noncontrolling interests	19.5	17.5
Total shareholders’ equity	4,623.8	4,814.4
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$11,864.2	$11,759.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Operating activities:
Consolidated net income	$664.3	$607.3	$551.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	726.9	680.6	619.8
Stock-based compensation expense	78.4	81.6	71.8
Deferred income taxes	30.2	(66.9)	(70.2)
Gain on fair market value adjustment and gain on sale of equity investments	(1.2)	—	(13.8)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(40.9)	(66.3)	(23.3)
Other assets, current and long-term	42.6	(29.5)	(13.0)
Current and long-term liabilities, excluding debt	115.4	117.7	(6.2)
Cash provided by operating activities	1,615.7	1,324.5	1,116.8
Investing activities:
Capital expenditures	(481.4)	(511.5)	(601.3)
Acquisitions, net of cash acquired	(74.1)	—	(283.8)
Cash received from divestitures	1.2	—	6.9
Cash used in investing activities	(554.3)	(511.5)	(878.2)
Financing activities:
Net short-term borrowings (payments)	474.7	91.2	(371.2)
Payments on long-term debt	(400.2)	(1,445.6)	(579.3)
Proceeds from issuance of long-term debt	1.7	649.8	872.9
Treasury stock purchases	(927.5)	—	—
Dividends paid to Equifax shareholders	(232.8)	(193.2)	(191.8)
Distributions paid to noncontrolling interests	(6.1)	(4.6)	(45.6)
Proceeds from exercise of stock options and employee stock purchase plan	46.4	78.2	32.3
Payment of taxes related to settlement of equity awards	(15.0)	(16.8)	(17.3)
Purchase of redeemable noncontrolling interests	(0.9)	—	—
Debt issuance costs	—	(5.4)	(6.2)
Cash used in financing activities	(1,059.7)	(846.4)	(306.2)
Effect of foreign currency exchange rates on cash and cash equivalents	9.2	(13.5)	(0.8)
Increase (decrease) in cash and cash equivalents	10.9	(46.9)	(68.4)
Cash and cash equivalents, beginning of period	169.9	216.8	285.2
Cash and cash equivalents, end of period	$180.8	$169.9	$216.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

	Equifax Shareholders
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Stock Held By Employee Benefits Trusts	Noncontrolling Interests	Total Shareholders’ Equity
	Shares Outstanding	Amount
	(In millions, except per share values)
Balance, December 31, 2022	122.5	$236.6	$1,594.2	$5,256.0	$(473.7)	$(2,650.7)	$(5.9)	$16.8	$3,973.3

Net income	—	—	—	545.3	—	—	—	4.9	550.2
Other comprehensive income (loss)	—	—	—	—	42.5	—	—	(0.5)	42.0
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	19.1	—	—	(3.9)	—	—	15.2
Cash dividends ($1.56 per share)	—	—	—	(192.7)	—	—	—	—	(192.7)
Dividends paid to employee benefits trusts	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation expense	—	—	71.8	—	—	—	—	—	71.8
Shares issued in acquisition of Boa Vista Serviços	0.5	—	75.3	—	—	19.3	—	—	94.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.8)	(2.8)
Other	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, December 31, 2023	123.3	236.6	1,761.3	5,608.6	(431.2)	(2,635.3)	(5.9)	18.3	4,552.4

Net income	—	—	—	604.1	—	—	—	4.7	608.8
Other comprehensive loss	—	—	—	—	(291.5)	—	—	(0.9)	(292.4)
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.7	—	71.4	—	—	(9.6)	—	—	61.8
Cash dividends ($1.56 per share)	—	—	—	(194.1)	—	—	—	—	(194.1)
Dividends paid to employee benefits trusts	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation expense	—	—	81.6	—	—	—	—	—	81.6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.6)	(4.6)
Balance, December 31, 2024	124.0	236.6	1,915.2	6,018.6	(722.7)	(2,644.9)	(5.9)	17.5	4,814.4

Net income	—	—	—	660.3	—	—	—	4.9	665.2
Other comprehensive income	—	—	—	—	205.6	—	—	2.1	207.7
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.4	—	28.8	—	—	2.9	—	—	31.7
Treasury stock purchased under share repurchase program, including brokerage commissions and excise taxes*	(4.0)	—	—	—	—	(935.8)	—	—	(935.8)
Cash dividends ($1.89 per share)	—	—	—	(233.8)	—	—	—	—	(233.8)
Dividends paid to employee benefits trusts	—	—	1.0	—	—	—	—	—	1.0
Stock-based compensation expense	—	—	78.4	—	—	—	—	—	78.4
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.1)	(4.1)
Purchases of noncontrolling and redeemable noncontrolling interests	—	—	—	—	—	—	—	(0.9)	(0.9)
Balance, December 31, 2025	120.4	$236.6	$2,023.4	$6,445.1	$(517.1)	$(3,577.8)	$(5.9)	$19.5	$4,623.8

*At December 31, 2025, approximately $2.1 billion was available for future purchases of common stock under our share repurchase authorization.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of the following components:

	December 31,
	2025	2024	2023
	(In millions)
Foreign currency translation	$(513.0)	$(718.4)	$(426.7)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $1.1, $1.1 and $1.2 in 2025, 2024 and 2023, respectively	(3.4)	(3.5)	(3.6)
Cash flow hedging transactions, net of tax of $0.5 in 2025, 2024 and 2023	(0.7)	(0.8)	(0.9)
Accumulated other comprehensive loss	$(517.1)	$(722.7)	$(431.2)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal justice data and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes, and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of December 31, 2025, we operated in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K., Uruguay, and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore.

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

Segments.  We manage our business and report our financial results through the following three reportable segments, which are our operating segments:

•Workforce Solutions
•U.S. Information Solutions (USIS)
•International

Workforce Solutions is our largest reportable segment with 43% of total operating revenue for 2025. Our most significant foreign operations are located in Australia, the U.K. and Canada.

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

Contract Balances – The contract balances are generated when revenue recognized varies from billing in a given period. A contract asset is created when an entity transfers a good or service to a customer and recognizes more revenue than what has been billed. As of December 31, 2025, the contract asset balance was $22.6 million. A contract liability is created when an entity transfers a good or service to a customer and recognizes less than what has been billed. Deferred revenue is recognized when we have an obligation to transfer goods or services to a customer and have already received consideration from the customer. We generally expect to recognize our deferred revenue as revenue within twelve months of being recorded based on the terms of the contracts.

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than 1 year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of December 31, 2025, inclusive of the foreign exchange impact:

Performance Obligation	Balance
(In millions)
Less than 1 year	$28.5
1 to 3 years	26.7
3 to 5 years	16.7
Thereafter	6.7
Total remaining performance obligation	$78.6

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

Advertising.  Advertising costs, which are expensed as incurred, totaled $70.1 million, $60.7 million and $67.0 million during 2025, 2024 and 2023, respectively.

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

	Twelve Months Ended December 31,
	2025	2024	2023
	(In millions)
Weighted-average shares outstanding (basic)	123.2	123.8	122.9
Effect of dilutive securities:
Stock options and restricted stock units	0.9	1.1	1.0
Weighted-average shares outstanding (diluted)	124.1	124.9	123.9

For the twelve months ended December 31, 2025 and 2024, stock options with an anti-dilutive effect were not material. For the twelve months ended December 31, 2023, 0.7 million stock options were anti-dilutive and therefore excluded from this calculation, respectively.

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

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the twelve months ended December 31, 2025 and 2024:

	Twelve Months Ended December 31,
	2025	2024
	(In millions)
Allowance for doubtful accounts, beginning of period	$16.9	$16.7
Current period bad debt expense	32.9	15.3
Write-offs, net of recoveries	(29.6)	(15.1)
Allowance for doubtful accounts, end of period	$20.2	$16.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Current Assets.  Other current assets on our Consolidated Balance Sheets primarily include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of December 31, 2025 and 2024, these assets were approximately $31.9 million and $48.3 million, respectively, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements. Additionally, other current assets include amounts receivable from tax authorities and other miscellaneous receivables.

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

Depreciation and amortization expense related to property and equipment was $469.3 million, $408.7 million and $360.1 million during the twelve months ended December 31, 2025, 2024 and 2023, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

We completed our annual impairment testing for goodwill and indefinite-lived intangible assets during the twelve months ended December 31, 2025, 2024 and 2023 and we determined that there was no impairment in any of these years.

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

Asset	Useful Life
(In years)
Purchased data files	5 to 15
Acquired software and technology	5 to 8
Non-compete agreements	5 to 15
Proprietary database	6 to 15
Customer relationships	3 to 25
Trade names	2 to 17

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Current Liabilities.  Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as accrued legal expense, accrued royalty and revenue share expense, accrued interest expense, income taxes payable, accrued employee benefits and accrued insurance expense. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. These funds were approximately $31.9 million and $48.3 million as of December 31, 2025 and 2024, respectively. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Benefit Plans.  We sponsor various pension and defined contribution plans. We also maintain certain healthcare and life insurance benefit plans for eligible retired U.S. employees. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other postretirement plans is determined using several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets. The expected rate of return on plan assets is based on both our historical returns and forecasted future investment returns by asset class, as provided by our external investment advisor. We use a mark-to-market approach to recognize actuarial gains and losses and expected return on plan assets for our defined benefit pension and other postretirement benefit plans. Under this accounting principle, the expected returns on plan assets are used to estimate pension expense throughout the year and remeasurement of the projected benefit obligation and plan assets are immediately recognized in earnings through net periodic benefit cost within Other income (expense), net on the Consolidated Statements of Income with pension and postretirement plans remeasured annually in the fourth quarter. Our Consolidated Balance Sheets reflect the funded status of the pension and other postretirement plans.

Foreign Currency Translation. The functional currency of each of our foreign operating subsidiaries is that subsidiary’s local currency except for Costa Rica and Argentina. Argentina has experienced multiple periods of increasing inflation rates, devaluation of the peso and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we accounted for Argentina as a highly inflationary economy by remeasuring the peso denominated monetary assets and liabilities which resulted in the recognition of foreign currency losses of $3.3 million, $1.1 million and $3.8 million during the twelve months ended December 31, 2025, 2024, and 2023, respectively. Foreign currency gains and losses are recorded in Other Income (Expense), Net in our Consolidated Statements of Income.

Other than Argentina and Costa Rica, we translate the assets and liabilities of foreign subsidiaries at the year-end rate of exchange and revenue and expenses at the monthly average rates during the year. We record the resulting translation adjustment in other comprehensive income (loss), included in accumulated other comprehensive loss, a component of shareholders’ equity. We also record gains and losses resulting from the translation of intercompany balances of a long-term investment nature in foreign currency translation in other comprehensive income (loss) and accumulated other comprehensive loss. For the year ended December 31, 2025, 2024 and 2023, we recorded foreign currency transaction losses of $3.4 million, $4.5 million and $3.6 million, respectively, in our Consolidated Statements of Income.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of December 31, 2025 and 2024, the fair value of our long-term debt, including the current portion, based on observable inputs was $4.3 billion and $4.5 billion, respectively, compared to its carrying value of $4.4 billion and $4.8 billion, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets and Liabilities:
Deferred Compensation Plan Assets (1)	$60.3	$60.3	$—	$—
Deferred Compensation Plan Liability (1)	(60.3)	—	(60.3)	—
Total assets and liabilities	$—	$60.3	$(60.3)	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. As disclosed in Note 3, we completed an acquisition during the year ended December 31, 2025. The values of net assets acquired were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of definite-lived intangible assets acquired in these acquisitions were estimated primarily based on the income and cost approaches. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. The cost approach estimates fair value based on determining the amount of money required to replace the asset with another asset with equivalent utility or future service capability.

Variable Interest Entities.  We hold interests in certain entities, including credit data and information solutions companies, that are considered variable interest entities, or VIEs. These variable interests relate to ownership interests that require financial support for these entities. Our investments related to these VIEs totaled $0.3 million at both December 31, 2025 and 2024, representing our maximum exposure to loss, with the exception of the guarantees referenced in Note 6. We are not the primary beneficiary and are not required to consolidate any of these VIEs.

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

The Company's redeemable noncontrolling interests activities for the years ended December 31, 2025 and 2024 are summarized as follows:

	Twelve Months Ended December 31,
Redeemable noncontrolling interests:	2025	2024
	(In millions)
Redeemable noncontrolling interests, beginning of period	$105.2	$135.1
Net loss attributable to redeemable noncontrolling interest	(0.9)	(1.5)
Dividends paid to redeemable noncontrolling interest	(2.0)	—
Effect of foreign currency translation attributable to redeemable noncontrolling interest	12.1	(28.4)
Redeemable noncontrolling interests, end of period	$114.4	$105.2

Adoption of New Accounting Standards. Income Taxes. Beginning in the fiscal year ended December 31, 2025, we adopted Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09) on a prospective basis. This standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The adoption of this new standard did not have a material impact on our consolidated financial statements. For additional information, see Note 7ーIncome Taxes.

Segment Reporting. In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this update address the requirement for a public entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is any significant expense incurred by the segment, including direct expenses, shared expenses, allocated corporate overhead, or interest expense that is regularly reported to the chief operating decision maker and is included in the measure of segment profit or loss. The disclosure of significant segment expenses is in addition to the current specifically-enumerated segment expenses required to be disclosed, such as depreciation and interest expense. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. We adopted this standard in the prior year and updated our financial statement disclosures in Note 13 to conform with the standard.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements. Interim Reporting (Topic 270): Narrow Scope Improvements. On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. The ASU improves the navigability of the required interim reporting requirements. The ASU does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The update centralizes and clarifies interim reporting requirements by consolidating all interim disclosure rules into Topic 270 and establishing a new "disclosure principle" to capture material events occurring after the last annual report. Entities must apply a principle requiring the disclosure of any events or changes that have occurred since the end of the last annual reporting period that have a material impact on the entity (e.g., changes in long-term contracts, new borrowings, or business combinations). The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and can be applied either prospectively or retrospectively. Early adoption is permitted. We are still evaluating the impact, but do not expect the adoption of the standard to have a material impact on our Consolidated Financial Statements.

Intangibles—Goodwill and Other—Internal-Use Software. On September 18, 2025, the FASB issued ASU 2025-06 which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The amendments in the ASU remove all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software (“significant development uncertainty”). Significant development uncertainty exists if either of the following factors is present: (i) the software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing or (ii) the entity has not determined what it needs the software to do (for example, functions or features), including whether the entity has not identified or continues to substantially revise the software’s significant performance requirements. The amendments in the ASU specify that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Additionally, the amendments clarify that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs. The amendments in the ASU are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in the ASU permit an entity to apply the new guidance using any of the following transition approaches: (i) a prospective transition approach, (ii) modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or (iii) a retrospective transition approach. We are still evaluating the impact the adoption of the standard will have on our Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Twelve Months Ended December 31,			Change		Change
				2025	2024	2024	2023
Consolidated Operating Revenue	2025	2024	2023	$	%	$	%
	(In millions)
Verification Services	$2,179.8	$2,021.9	$1,846.2	$157.9	8%	$175.7	10%
Employer Services	402.5	411.9	469.6	(9.4)	(2)%	(57.7)	(12)%
Total Workforce Solutions	2,582.3	2,433.8	2,315.8	148.5	6%	118.0	5%
Online Information Solutions	1,821.4	1,650.6	1,488.9	170.8	10%	161.7	11%
Financial Marketing Services	257.1	242.4	231.5	14.7	6%	10.9	5%
Total U.S. Information Solutions	2,078.5	1,893.0	1,720.4	185.5	10%	172.6	10%
Latin America	403.4	384.9	290.9	18.5	5%	94.0	32%
Europe	396.7	369.2	333.2	27.5	7%	36.0	11%
Asia Pacific	342.3	335.4	345.3	6.9	2%	(9.9)	(3)%
Canada	271.3	264.8	259.6	6.5	2%	5.2	2%
Total International	1,413.7	1,354.3	1,229.0	59.4	4%	125.3	10%
Total operating revenue	$6,074.5	$5,681.1	$5,265.2	$393.4	7%	$415.9	8%

3. ACQUISITIONS AND INVESTMENTS

2025 Acquisitions and Investments. In the fourth quarter of 2025, we acquired a company within the Workforce Solutions operating segment to expand our product offerings.

2024 Acquisitions and Investments. We did not complete any acquisitions during 2024.

2023 Acquisitions and Investments. In the first quarter of 2023, we acquired a company in Canada within the International operating segment. On August 7, 2023, we acquired the remaining interest of our investment in BVS, a consumer and commercial credit information company in Brazil, within the International operating segment for total consideration of approximately $870 million consisting of approximately $510 million in cash, 2,171,615 shares of Equifax do Brasil with a fair value of approximately $176 million, and 479,725 shares of Equifax Inc. common stock with a fair value of approximately $95 million. Additionally, we previously owned a 10% investment in BVS with a fair value of approximately $89 million. We have completed the allocation of the purchase prices for the 2023 acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill.  Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As discussed in Note 1, goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment tests as of December 1 each year. The fair value estimates for our reporting units were determined using a combination of the income and market approaches in accordance with the Company’s methodology. Our annual impairment tests as of December 1, 2025, 2024 and 2023 resulted in no impairment of goodwill.

Changes in the amount of goodwill for the twelve months ended December 31, 2025 and 2024, are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Balance, December 31, 2023	$2,520.2	$2,006.2	$2,303.5	$6,829.9
Adjustments to initial purchase price allocation	—	—	(68.7)	(68.7)
Foreign currency translation	(0.4)	—	(213.0)	(213.4)
Balance, December 31, 2024	2,519.8	2,006.2	2,021.8	6,547.8
Acquisitions	54.1	—	—	54.1
Foreign currency translation	0.2	—	143.6	143.8
Balance, December 31, 2025	$2,574.1	$2,006.2	$2,165.4	$6,745.7

Refer to Note 3 for the acquisitions during the periods presented.

Indefinite-Lived Intangible Assets. Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of December 1. Our 2025 annual impairment test completed during the fourth quarter of 2025 did not identify any impairment charges.

 As of December 31, 2025 and 2024, indefinite-lived intangible assets were approximately $94.8 million and $94.7 million, respectively.

Purchased Intangible Assets.  Purchased intangible assets, net, recorded on our Consolidated Balance Sheets at December 31, 2025 and 2024 consisted of the following:

	December 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,141.2	$(767.6)	$373.6	$1,111.9	$(669.5)	$442.4
Customer relationships	922.1	(523.2)	398.9	937.7	(484.2)	453.5
Proprietary database	720.2	(272.6)	447.6	704.9	(227.6)	477.3
Acquired software and technology	215.9	(139.4)	76.5	217.6	(106.3)	111.3
Trade names, non-compete agreements and other intangible assets	49.4	(14.7)	34.7	49.7	(13.2)	36.5
Total definite-lived intangible assets	$3,048.8	$(1,717.5)	$1,331.3	$3,021.8	$(1,500.8)	$1,521.0

Amortization expense related to purchased intangible assets was $250.2 million, $261.1 million, and $250.7 million during the twelve months ended December 31, 2025, 2024, and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Estimated future amortization expense related to definite-lived purchased intangible assets at December 31, 2025 is as follows:

Years ending December 31,	Amount
(In millions)
2026	$239.1
2027	225.8
2028	165.1
2029	150.2
2030	139.6
Thereafter	411.5
$1,331.3

5. DEBT

Debt outstanding at December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
	(In millions)
Commercial paper (“CP”)	$762.0	$286.5
Notes, 2.60%, due December 2025	—	400.0
Notes, 3.25%, due June 2026	275.0	275.0
Notes, 5.10%, due December 2027	750.0	750.0
Notes, 5.10%, due June 2028	700.0	700.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 4.80%, due September 2029	650.0	650.0
Notes, 3.10%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	1,000.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	2.2	1.2
Total debt	5,114.2	5,037.7
Less short-term debt and current maturities	(1,038.0)	(687.7)
Less unamortized discounts and debt issuance costs	(20.9)	(27.2)
Total long-term debt, net	$4,055.3	$4,322.8

Scheduled future maturities of debt at December 31, 2025 are as follows:

Years ending December 31,	Amount
(In millions)
2026	$1,038.0
2027	750.3
2028	825.3
2029	650.3
2030	600.3
Thereafter	1,250.0
Total debt	$5,114.2

4.8% Senior Notes. In August 2024, we issued $650 million in aggregate principal amount of 4.8% five-year Senior Notes due 2029 (the "2029 Notes") in an underwritten public offering. Interest on the 2029 Notes accrues at a rate of 4.8% per year and is payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds of the sale of the 2029 Notes were ultimately used for general corporate purposes, including the repayment of borrowings under our then-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
outstanding delayed draw term loan (the "Term Loan") prior to the August 2026 maturity. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2029 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

5.1% Senior Notes. In May 2023, we issued $700 million aggregate principal amount of 5.1% five-year Senior Notes due 2028 (the "2028 Notes") in an underwritten public offering. Interest on the 2028 Notes accrues at a rate of 5.1% per year and is payable semi-annually in arrears on June 1 and December 1 of each year. The net proceeds of the sale of the 2028 Notes were ultimately used to repay our then-outstanding $400 million 3.95% Senior Notes due June 2023 at maturity. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our CP program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2028 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

5.1% Senior Notes. In September 2022, we issued $750 million aggregate principal amount of 5.1% five-year Senior Notes due 2027 (the "2027 Notes") in an underwritten public offering. Interest on the 2027 Notes accrues at a rate of 5.1% per year and is payable semi-annually in arrears on June 15 and December 15 of each year. The net proceeds of the sale of the 2027 Notes were ultimately used to repay our then-outstanding $500 million 3.30% Senior Notes due December 2022. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our CP program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2027 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

2.35% Senior Notes. On August 11, 2021, we issued $1.0 billion aggregate principal amount of 2.35% ten-year Senior Notes due 2031 (the “2031 Notes”) in an underwritten public offering. Interest on the 2031 Notes accrues at a rate of 2.35% per year and is payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds of the sale of the 2031 Notes were used to repay the then-outstanding $300 million 3.6% Senior Notes due 2021 and $300 million Floating Rate Notes due 2021. The remaining proceeds were used for general corporate purposes, including the repayment of borrowings under our CP program and the funding of acquisitions, including the Company’s acquisition of Appriss Insights. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2031 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

2.6% and 3.1% Senior Notes. On April 22, 2020, we issued $400 million aggregate principal amount of 2.6% five-year Senior Notes due 2025 (the "2025 Notes") and $600 million aggregate principal amount of 3.1% ten-year Senior Notes due 2030 (the "2030 Notes") in an underwritten public offering. Interest on the 2025 Notes accrues at a rate of 2.6% per year and is payable semi-annually in arrears on June 15 and December 15 of each year. Interest on the 2030 Notes accrues at a rate of 3.1% per year and is payable semi-annually in arrears on May 15 and November 15 of each year. The net proceeds of the sale of the notes were used to repay borrowings under our Receivables Facility and our $1.5 billion five-year unsecured revolving credit facility (the "Revolver"), while the remaining funds were used for general corporate purposes, including the repayment of a portion of the 2021 debt maturities. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2025 Notes and 2030 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. In December 2025, we repaid the 2025 Notes with CP outstanding.

Senior Credit Facility. We have access to a $1.5 billion five-year unsecured revolving credit facility (the Revolver), which matures in August 2028. Borrowings under the Revolver may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The Revolver includes an option to request a maximum of three one-year extensions of the maturity date any time after the first anniversary of the closing date of the Revolver. In May 2025, we exercised our second option to extend the maturity date by one year, from August 2027 to August 2028, and thus have one extension option remaining. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver. As of December 31, 2025, there were $762.0 million of outstanding CP notes, $1.3 million of letters of credit outstanding, and no outstanding borrowings under the Revolver. Availability under the Revolver was $0.7 billion at December 31, 2025.

Under the Revolver, the Company must comply with various financial and non-financial covenants. The Revolver requires a maximum leverage ratio, defined as consolidated funded debt divided by consolidated EBITDA, of 3.75 to 1.0. We may also elect to increase the maximum leverage ratio by 0.5 to 1.0 (subject to a maximum leverage ratio of 4.25 to 1.0) in connection with certain material acquisitions if we satisfy certain requirements. The Revolver also permits cash in excess of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$175 million to be netted against debt in the calculation of the leverage ratio, subject to certain restrictions. Compliance with this financial covenant is tested quarterly. The non-financial covenants include limitations on liens, subsidiary debt, mergers, liquidations, asset dispositions and certain government regulations. As of December 31, 2025, we were in compliance with our covenants under the Revolver. Our borrowings under these facilities, which have not been guaranteed by any of our subsidiaries, are unsecured and will rank on parity in right of payment with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

At December 31, 2025, interest was payable on borrowings under the Revolver at the base rate or Secured Overnight Financing Rate, or SOFR, plus a specified margin. The Company is required to pay on a quarterly basis a commitment fee with respect to our Revolver, which is calculated based upon the amount of daily usage of the Revolver over the available aggregate lender commitments thereunder during the applicable quarterly period. Both the applicable interest rate and the commitment fee are subject to adjustment based on the Company’s debt ratings.

Commercial Paper Program.  Our $1.5 billion CP program has been established through the private placement of CP notes from time-to-time, in which borrowings may bear interest at either a variable or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP program is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At December 31, 2025, there were $762.0 million of outstanding CP notes. We have disclosed the net short-term borrowing activity for the year ended December 31, 2025 in the Consolidated Statements of Cash Flows. There were no CP borrowings or payments with a maturity date greater than 90 days and less than 365 days for the twelve months ended December 31, 2025 and 2024.

3.25% Senior Notes.  On May 12, 2016, we issued $275 million principal amount of 3.25% ten-year senior notes in an underwritten public offering. Interest is payable semi-annually in arrears on June 1 and December 1 of each year. The net proceeds of the sale of the notes were used to repay borrowings under our prior revolving credit facility and a portion of the borrowings under our CP incurred to finance the acquisition of Veda. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

7.0% Senior Notes.  On June 28, 2007, we issued $250 million principal amount of 7.0% thirty-year senior notes in underwritten public offerings. Interest is payable semi-annually in arrears on January 1 and July 1 of each year. The net proceeds of the financing were used to repay short-term indebtedness, a substantial portion of which was incurred in connection with an acquisition. We must comply with various non-financial covenants, including certain limitations on liens, additional debt and mortgages, mergers, asset dispositions and sale-leaseback arrangements. The senior notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

6.9% Debentures.  We have $125 million of debentures outstanding with a maturity date of 2028. The debentures are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Cash paid for interest was $209.7 million, $214.9 million and $231.5 million during the twelve months ended December 31, 2025, 2024 and 2023, respectively.

6. COMMITMENTS AND CONTINGENCIES

Legal Settlement

Equifax has been named as a defendant in four related class action lawsuits pending in federal courts across the country concerning inquiry disputes on consumers’ credit files. In January 2026, Equifax and the plaintiffs’ attorneys who filed the lawsuits reached an agreement in principle to settle the claims at issue on a nationwide and class-wide basis. The parties have filed a notice of settlement with one federal court and expect to provide the same notice in other pending lawsuits. If the final terms of a settlement agreement cannot be agreed upon, or if the settlement is not ultimately approved by the court, Equifax believes it has valid defenses to each of these actions and will continue to defend against them. We accrued an estimate of $30.0 million related to these matters in the fourth quarter of 2025, which represents our best estimate of the liability related to global settlement of these matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Data Processing, Outsourcing Services and Other Agreements

We have separate agreements with Google and others to outsource portions of our network and security infrastructure, computer data processing operations, applications development, business continuity and recovery services, help desk service and desktop support functions, operation of our voice and data networks, maintenance and related functions and to provide certain other administrative and operational services. The agreements expire between 2026 and 2033. The estimated aggregate minimum contractual obligation remaining under these agreements is approximately $1.1 billion as of December 31, 2025, with no future year’s minimum contractual obligation expected to exceed approximately $507.4 million. Annual payment obligations in regard to these agreements vary due to factors such as the volume of data processed; changes in our servicing needs as a result of new product offerings, acquisitions or divestitures; the introduction of significant new technologies; foreign currency; or the general rate of inflation. In certain circumstances (e.g., a change in control or for our convenience), we may terminate these data processing and outsourcing agreements, and, in doing so, certain of these agreements require us to pay significant termination fees.

Under our agreement with Google, we have agreed to purchase cloud platform services and cloud marketplace software and we have outsourced certain areas of our network and security infrastructure. The estimated future minimum contractual obligation under the agreement is approximately $656 million for the remaining term, with no individual year’s minimum expected to exceed approximately $228 million. We may terminate certain portions of this agreement without penalty in the event that Google is in material breach of the terms of the agreement. During 2025, 2024 and 2023, we paid approximately $207 million, $198 million and $171 million, respectively, for these services.

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

Change in control events potentially triggering benefits under the CIC Plan and Mr. Begor’s agreement would occur, subject to certain exceptions, if (1) any person acquires 20% or more of our voting stock; (2) upon a merger or other business combination, our shareholders receive less than two-thirds of the common stock and combined voting power of the new company; (3) members of the current Board of Directors ceasing to constitute a majority of the Board of Directors, except for new directors that are regularly elected; (4) we sell or otherwise dispose of all or substantially all of our assets; or (5) we liquidate or dissolve. If these change in control benefits had been triggered as of December 31, 2025, payments of approximately $36.0 million would have been made.

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

Guarantees

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all standby letters of credit, performance bonds and surety bonds is not material at December 31, 2025 and these instruments generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees is not material at December 31, 2025. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements. We cannot reasonably estimate our potential future payments under the guarantees and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We had no accruals related to guarantees on our Consolidated Balance Sheets at December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered. We have no accrual related to indemnifications on our Consolidated Balance Sheets at December 31, 2025 and 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INCOME TAXES

The provision for income taxes consisted of the following:

	Twelve Months Ended December 31,
	2025	2024	2023
	(In millions)
Current:
Federal	$94.3	$169.9	$155.5
State	37.1	38.3	24.2
Foreign	69.0	61.9	56.7
	200.4	270.1	236.4
Deferred:
Federal	36.3	(47.7)	(50.2)
State	0.9	(0.3)	12.4
Foreign	(7.0)	(18.9)	(32.4)
	30.2	(66.9)	(70.2)
Provision for income taxes	$230.6	$203.2	$166.2

The components of consolidated income before income taxes were as follows:

	Twelve Months Ended December 31,
	2025	2024	2023
	(In millions)
U.S.	$732.9	$651.9	$573.2
Foreign	162.0	158.6	144.7
Consolidated income before income taxes	$894.9	$810.5	$717.9

Beginning in the fiscal year ended December 31, 2025, we adopted ASU 2023-09 prospectively. See Note 1ーSummary of Significant Accounting PoliciesーAdoption of New Accounting Standards for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	Twelve Months Ended December 31,
	2025
	Amount	%
	(In millions)
U.S. federal statutory income tax rate	$187.9	21.0%
State and local income taxes, net of federal income tax effect (1)	30.8	3.4%
Foreign tax effects	28.0	3.1%
Effect of cross-border tax laws	(7.7)	(0.9)%
Tax credits
Research and development tax credits	(19.2)	(2.1)%
Other	(0.1)	—%
Non-taxable or non-deductible items
Excess officer's compensation	11.2	1.3%
Other	1.0	0.2%
Changes in unrecognized tax benefits	(1.3)	(0.2)%
Effective income tax rate	$230.6	25.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) The states that contribute to the majority of the tax effect in this category are California, Maryland, Tennessee, New York, Pennsylvania, Illinois and Connecticut.

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Twelve Months Ended December 31,
	2024	2023
	(In millions)
Federal statutory rate	21.0%	21.0%

Provision computed at federal statutory rate	$170.2	$150.8
State and local taxes, net of federal tax benefit	30.1	30.0
Foreign differential	27.1	20.5
Federal research & development credit	(17.6)	(24.2)
Equity compensation	(8.2)	(3.2)
Tax reserves	(5.7)	5.8
Reversal of BVS deferred tax liability	—	(27.3)
Excess officer’s compensation	9.2	8.4
Valuation allowance	(7.2)	1.9
Other	5.3	3.5
Provision for income taxes	$203.2	$166.2

Effective income tax rate	25.1%	23.2%

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

Twelve Months Ended December 31,
2025
(In millions)
Federal	$97.2
State	34.8
Foreign
Canada	24.9
Other	40.8
Cash paid for income taxes, net of refunds received	$197.7

Cash paid for income taxes, net of amounts refunded, was $268.1 million and $203.2 million during the twelve months ended December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our deferred income tax assets (liabilities) are as follows:

	December 31,
	2025	2024
	(In millions)
Deferred income tax assets:
Net operating and capital loss carryforwards	$85.0	$83.9
Goodwill and intangible assets	114.5	106.2
Employee compensation programs	99.9	71.2
Foreign tax credits	8.1	17.2
Employee pension benefits	26.6	27.7
Reserves and accrued expenses	9.2	8.1
Accrued legal expense	21.5	8.6
Research and development costs	30.5	27.2
Operating lease asset	30.1	29.8
Other	23.1	30.8
Gross deferred income tax assets	448.5	410.7
Valuation allowance	(175.4)	(170.8)
Total deferred income tax assets, net	273.1	239.9

Deferred income tax liabilities:
Goodwill and intangible assets	(539.1)	(471.1)
Undistributed earnings of foreign subsidiaries	(9.2)	(8.3)
Depreciation	(26.9)	(27.4)
Operating lease liability	(30.1)	(29.8)
Prepaid expenses	(16.3)	(16.0)
Other	(3.2)	(5.1)
Total deferred income tax liability	(624.8)	(557.7)
Net deferred income tax liability	$(351.7)	$(317.8)

Our deferred income tax assets and deferred income tax liabilities are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2025	2024
	(In millions)
Long-term deferred income tax assets, included in other assets	$39.1	$33.8
Long-term deferred income tax liabilities	(390.8)	(351.6)
Net deferred income tax liability	$(351.7)	$(317.8)

At December 31, 2025, we had U.S. federal and state net operating loss carryforwards of $12.0 million and $228.4 million, respectively, which expire at various times between 2028 and 2047. Foreign net operating loss carryforwards totaled $243.5 million, of which $11.4 million expire between 2026 and 2045, and the remaining $232.1 million may be carried forward indefinitely. We also had foreign capital loss carryforwards of $17.9 million which do not expire and foreign tax credit carryforwards of $8.1 million that expire between 2026 and 2028.

Additionally, we had state and foreign research and development credit carryforwards of $30.5 million; the state credits expire between 2027 and 2034, while the foreign credits carry forward indefinitely. Regarding interest expense, we had state §163(j) interest limitation carryforwards of $586.0 million (tax-effected at $4.5 million) with an indefinite expiration period, and foreign interest expense carryforwards of $12.4 million (tax effected at $3.7 million) which expire between 2039 and 2040.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total deferred tax asset related to these net operating losses, capital losses, credits, and interest limitations is $131.8 million, of which $56.4 million is offset by a valuation allowance.

We record deferred income taxes on temporary differences of our foreign subsidiaries, except for those related to undistributed earnings that we consider indefinitely reinvested. As of December 31, 2025, this assertion applies to certain earnings of our Canadian and Chilean subsidiaries. If these earnings were repatriated, we estimate the associated income and foreign withholding taxes would be approximately $25.8 million.

Additionally, we are indefinitely reinvested in the outside basis of our foreign subsidiaries, as we have no intent to sell or liquidate these entities. Accordingly, no deferred tax assets or liabilities have been recognized for these basis differences, except for local country withholding taxes which we have accrued as we expect those specific amounts to be incurred upon eventual realization of certain components of that basis.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024
	(In millions)
Beginning balance (January 1)	$44.7	$55.5
Increases related to prior year tax positions	3.3	1.7
Decreases related to prior year tax positions	(2.9)	(0.7)
Increases related to current year tax positions	8.0	8.5
Decreases related to settlements	(3.3)	—
Expiration of the statute of limitations for the assessment of taxes	(10.7)	(20.1)
Currency translation adjustment	0.1	(0.2)
Ending balance (December 31)	$39.2	$44.7

We recorded liabilities of $36.1 million and $42.9 million for unrecognized tax benefits as of December 31, 2025 and 2024, respectively, which included interest and penalties of $4.1 million and $6.0 million, respectively. As of December 31, 2025 and 2024, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $34.6 million and $41.3 million, respectively, which included interest and penalties of $3.4 million and $5.1 million, respectively. During 2025 and 2024, gross interest and penalties of $2.2 million and $2.4 million, respectively, were accrued.

As of December 31, 2025 and 2024, the gross amount of unrecognized tax benefits was $39.2 million and $44.7 million, respectively. Of the total, $7.2 million in 2025 and $7.8 million in 2024 relate to unrecognized tax benefits for which no liability has been recorded associated with the carryforward of certain state and foreign attributes. If we were to prevail on all uncertain tax positions, the net effect would be a benefit of $32.0 million and $36.8 million in 2025 and 2024, respectively, exclusive of any benefits related to interest and penalties.

Equifax and its subsidiaries are subject to U.S. federal, state and international income taxes. We are generally no longer subject to federal, state or international income tax examinations by tax authorities for years before 2017 with a few exceptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. STOCK-BASED COMPENSATION

We have two active share-based award plans, the amended and restated 2008 Omnibus Incentive Plan (the "2008 Plan") and the 2023 Omnibus Incentive Plan (the "2023 Plan" and, together with the 2008 Plan, the "Omnibus Plans"). The 2008 Plan was originally approved by our shareholders in 2008 and was amended and restated with shareholder approval in May 2013 to, among other things, increase the reserve for awards under the 2008 Plan by 11 million shares. The 2023 Plan was approved by our shareholders on May 4, 2023, at which time the 2008 Plan was terminated other than with respect to then-outstanding awards under the 2008 Plan. The Omnibus Plans provide our directors, officers and certain key employees (and, in the case of the 2023 Plan, certain consultants and advisors) with stock options, restricted stock units and performance share awards. The Omnibus Plans are described below. We expect to issue common shares held as either treasury stock or new issue shares upon the exercise of stock options or once shares vest pursuant to restricted stock units or performance share awards. Total stock-based compensation expense in our Consolidated Statements of Income during the twelve months ended December 31, 2025, 2024 and 2023 was as follows:

	Twelve Months Ended December 31,
	2025	2024	2023
	(In millions)
Cost of services	$13.3	$13.4	$14.5
Selling, general and administrative expenses	65.1	68.2	57.3
Stock-based compensation expense, before income taxes	$78.4	$81.6	$71.8

The total income tax benefit recognized for stock-based compensation expense was $19.0 million, $19.6 million and $17.3 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively.

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

The fair value for stock options granted during the twelve months ended December 31, 2025, 2024 and 2023 was estimated at the date of grant using the binomial model with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2025	2024	2023
Dividend yield	0.6%	0.8%	0.8%
Expected volatility	30.0%	31.9%	33.1%
Risk-free interest rate	4.2%	4.1%	3.9%
Expected term (in years)	5.3	4.8	4.8
Weighted-average fair value of stock options granted	$78.32	$75.97	$63.70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2025, as well as stock options that are vested and expected to vest and stock options exercisable at December 31, 2025:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 31, 2024	1,397	$194.36
Granted (all at market price)	240	$260.39
Exercised	(221)	$177.69
Forfeited and canceled	(29)	$238.47
Outstanding at December 31, 2025	1,387	$207.53	5.3	$36.3
Vested and expected to vest at December 31, 2025	1,377	$207.14	5.3	$36.3
Exercisable at December 31, 2025	921	$185.46	4.1	$35.7

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of Equifax’s common stock on December 31, 2025 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the value that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2025. In future periods, this amount will change depending on fluctuations in Equifax’s stock price. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2025, 2024 and 2023 was $16.6 million, $74.2 million and $14.0 million, respectively. At December 31, 2025, our total unrecognized compensation cost related to stock options was $7.9 million with a weighted-average recognition period of 1.9 years.

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the twelve months ended December 31, 2024 and 2023:

	December 31,
	2024		2023
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands)		(In thousands)
Outstanding at the beginning of the year	1,961	$171.93	1,964	$164.72
Granted (all at market price)	233	$253.10	259	$210.37
Exercised	(665)	$151.56	(218)	$143.98
Forfeited and canceled	(132)	$183.23	(44)	$205.81
Outstanding at the end of the year	1,397	$194.36	1,961	$171.93
Exercisable at end of year	776	$162.29	1,326	$150.58

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The number of shares that could potentially be issued under these performance share awards ranges from zero to 200% of the target award. The grants outstanding subject to market performance as of December 31, 2025 would result in 378,358 shares outstanding at 100% of target and 756,716 at 200% of target at the end of the vesting period. Compensation expense for shares earned based on the Company’s three-year total shareholder return is recognized on a straight-line basis over the measurement period and is based upon the fair market value of the shares estimated to be earned at the date of grant using a Monte-Carlo simulation. Compensation expense for shares earned based on the Company’s adjusted EBITDA is recognized on a straight-line basis over the measurement period and is based upon the fair market value.

The following table summarizes changes in these other stock awards during the twelve months ended December 31, 2025, 2024 and 2023 and the related weighted-average grant date fair value:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2022	784	$192.47
Granted	373	$205.98
Vested	(215)	$172.62
Forfeited	(86)	$194.11
Nonvested at December 31, 2023	856	$203.17
Granted	334	$250.64
Vested	(231)	$178.51
Forfeited	(88)	$217.04
Nonvested at December 31, 2024	871	$226.50
Granted	297	$254.95
Vested	(214)	$213.40
Forfeited	(83)	$231.48
Nonvested at December 31, 2025	871	$239.75

The total fair value of stock awards that vested during the twelve months ended December 31, 2025, 2024 and 2023 was $45.5 million, $59.1 million and $43.7 million, respectively, based on the weighted-average fair value on the vesting date, and $52.9 million, $41.2 million and $37.1 million, respectively, based on the weighted-average fair value on the date of grant. At December 31, 2025, our total unrecognized compensation cost related to these nonvested stock awards was $57.1 million with a weighted-average recognition period of 1.8 years.

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

During the twelve months ended December 31, 2025 and 2024, we made no voluntary contributions to the USRIP. At December 31, 2025, the USRIP met or exceeded ERISA’s minimum funding requirements.

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

Obligations and Funded Status.  A reconciliation of the projected benefit obligations, plan assets and funded status of the plans is as follows:

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
	(In millions)
Change in projected benefit obligation
Benefit obligation at January 1,	$441.8	$466.1	$9.7	$11.1
Service cost	0.6	0.8	0.1	0.1
Interest cost	24.4	24.2	0.5	0.6
Actuarial loss (gain)	8.7	(9.5)	0.4	(0.7)
Foreign currency exchange rate changes	—	—	0.1	(0.1)
Benefits paid	(39.6)	(39.8)	(1.3)	(1.3)
Projected benefit obligation at December 31,	435.9	441.8	9.5	9.7
Change in plan assets
Fair value of plan assets at January 1,	331.9	363.5	10.7	10.7
Actual return on plan assets	29.9	1.3	0.9	—
Employer contributions	7.3	6.9	0.2	0.2
Other disbursements	—	—	(0.9)	—
Benefits paid	(39.6)	(39.8)	(1.1)	(0.2)
Fair value of plan assets at December 31,	329.5	331.9	9.8	10.7
Funded status of plan	$(106.4)	$(109.9)	$0.3	$1.0

The accumulated benefit obligation for the USRIP and supplemental retirement plans was $435.9 million and $441.8 million at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, the USRIP had projected benefit obligations and accumulated benefit obligations in excess of the plan's respective assets. The fair value of plan assets for this plan were $329.5 million and $331.9 million and the projected benefit obligation and accumulated benefit obligation were $353.3 million and $357.4 million at December 31, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2025 and 2024, our supplemental retirement plans had projected benefit obligations and accumulated benefit obligations in excess of those plans’ respective assets. The projected benefit obligation and accumulated benefit obligation for these plans in the aggregate were $82.6 million and $84.4 million at December 31, 2025 and 2024, respectively, and these plans did not have any plan assets at December 31, 2025 or 2024.

The following table represents the net amounts recognized, or the funded status of our pension and other postretirement benefit plans, in our Consolidated Balance Sheets at December 31, 2025 and 2024:

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Amounts recognized in the statements of financial position consist of:	(In millions)
Noncurrent assets	$—	$—	$1.1	$2.2
Current liabilities	(6.7)	(7.1)	(0.1)	(0.1)
Long-term liabilities	(99.7)	(102.8)	(0.7)	(1.1)
Net amount recognized	$(106.4)	$(109.9)	$0.3	$1.0

At December 31, 2025 and 2024, amounts included in accumulated other comprehensive loss related to pension benefit plans consisted of prior service cost of $3.4 million and $3.5 million, net of accumulated taxes of $1.1 million and $1.1 million, respectively. For the twelve months ended December 31, 2025 and 2024, we recognized a gain of $0.6 million and a loss of $11.6 million, respectively, through net periodic benefit cost related to the annual mark-to-market remeasurement of our pension and postretirement plans. For the twelve months ended December 31, 2025 and 2024, amounts recognized through net periodic benefit cost related to prior service cost, curtailments and settlements were not material.

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023
	(In millions)
Service cost	$0.6	$0.8	$1.2	$0.1	$0.1	$0.1
Interest cost	24.4	24.2	27.4	0.5	0.6	0.7
Expected return on plan assets	(20.4)	(22.5)	(22.8)	(0.6)	(0.7)	(0.6)
Amortization of prior service cost	0.5	0.6	0.4	(0.4)	(0.5)	(0.5)
Recognized actuarial (gain) loss - mark to market	(0.8)	11.7	1.9	0.2	(0.1)	(1.8)
Total net periodic benefit cost (income)	$4.3	$14.8	$8.1	$(0.2)	$(0.6)	$(2.1)

Weighted-Average Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31,	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Discount rate	5.57%	5.79%	5.19%	5.57%
Rate of compensation increase	6.00%	6.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost at December 31,	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023
Discount rate	5.79%	5.44%	5.71%	5.57%	5.37%	5.65%
Expected return on plan assets	6.50%	6.50%	6.00%	6.50%	6.50%	6.00%
Rate of compensation increase	6.00%	6.00%	6.00%	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mortality Rates. During 2021, we adopted the MP-2021 mortality improvement projections in determining the liability for the U.S. plans. During 2023, 2024 and 2025, we continued to use the MP-2021 mortality projection scale as a new version has not been issued since 2021.
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

Expected and Actual Return on Plan Assets.  We use a mark-to-market approach to recognize actuarial gains and losses and expected return on plan assets for our defined benefit pension and other postretirement benefit plans. Under this accounting principle, the expected returns on plan assets are used to estimate pension expense throughout the year and remeasurement of the projected benefit obligation and plan assets are immediately recognized in earnings through net periodic benefit cost within Other income (expense), net on the Consolidated Statements of Income with pension and postretirement plans remeasured annually in the fourth quarter.

We estimate that the future benefits payable for our retirement and postretirement plans are as follows at December 31, 2025:

Years ending December 31,	U.S. Defined Benefit Plans	Other Benefit Plans
	(In millions)
2026	$39.7	$1.1
2027	$39.3	$1.1
2028	$38.9	$1.1
2029	$38.0	$1.0
2030	$37.1	$1.0
Next five fiscal years to December 31, 2035	$169.1	$3.9

Fair Value of Plan Assets.  The fair value of the pension assets at December 31, 2025 and 2024 are as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(2)	$40.1	$—	$40.1	$—
International Equity	(2)	19.1	—	19.1	—
Fixed Income	(2)	169.7	—	169.7	—
Private Equity	(3)	12.5	—	—	12.5
Real Assets	(4)	3.4	—	—	3.4
Cash	(1)	10.2	10.2	—	—
Total plan assets in the fair value hierarchy		$255.0	$10.2	$228.9	$15.9
Investments measured at net asset value	(5)	74.5
Total plan assets		$329.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(2)	$34.2	$—	$34.2	$—
International Equity	(2)	14.3	—	14.3	—
Fixed Income	(2)	193.0	—	193.0	—
Private Equity	(3)	13.3	—	—	13.3
Real Assets	(4)	4.5	—	—	4.5
Cash	(1)	3.8	3.8	—	—
Total plan assets in the fair value hierarchy		$263.1	$3.8	$241.5	$17.8
Investments measured at net asset value	(5)	68.8
Total plan assets		$331.9

(1)Fair value is based on observable market prices for the assets.

(2)For the portion of this asset class categorized as Level 2, fair value is determined using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

(3)Private equity investments are initially valued at cost. Fund managers periodically review the valuations utilizing subsequent company-specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary. Private equity investments are typically viewed as long term, less liquid investments with return of capital coming via cash distributions from the sale of underlying fund assets. The Plan intends to hold these investments through each fund’s normal life cycle and wind down period. As of December 31, 2025 and 2024, we had $7.7 million and $10.0 million of remaining commitments related to these private equity investments, respectively.

(4)The fair value of Real Assets are reported by the fund manager based on a combination of the following valuation approaches: current replacement cost less deterioration and obsolescence, a discounted cash flow model of income streams and comparable market sales. As of both December 31, 2025 and 2024, we had $0.2 million of remaining commitments related to the real asset investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows a reconciliation of the beginning and ending balances for assets valued using significant unobservable inputs for the years ended December 31, 2025 and 2024:

	Private Equity	Real Assets
	(In millions)
Balance at December 31, 2023	$13.8	$4.8
Return on plan assets:
Unrealized	—	(0.1)
Realized	0.4	0.1
Purchases	0.5	—
Sales	(1.4)	(0.3)
Balance at December 31, 2024	$13.3	$4.5
Return on plan assets:
Unrealized	$—	$(0.6)
Realized	1.1	(0.4)
Purchases	0.1	0.1
Sales	(2.0)	(0.2)
Balance at December 31, 2025	$12.5	$3.4

The fair value of the postretirement assets at December 31, 2025 and 2024 are as follows:

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(2)	$1.2	$—	$1.2	$—
International Equity	(2)	0.6	—	0.6	—
Fixed Income	(2)	5.0	—	5.0	—
Private Equity	(3)	0.4	—	—	0.4
Real Assets	(4)	0.1	—	—	0.1
Cash	(1)	0.3	0.3	—	—
Total plan assets in the fair value hierarchy		$7.6	$0.3	$6.8	$0.5
Investments measured at net asset value	(5)	2.2
Total plan assets		$9.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Fair Value Measurements at Reporting Date Using:
Description		Fair Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
U.S. Equity	(2)	$1.1	$—	$1.1	$—
International Equity	(2)	0.5	—	0.5	—
Fixed Income	(2)	6.2	—	6.2	—
Private Equity	(3)	0.4	—	—	0.4
Real Assets	(4)	0.2	—	—	0.2
Cash	(1)	0.1	0.1	—	—
Total plan assets in the fair value hierarchy		$8.5	$0.1	$7.8	$0.6
Investments measured at net asset value	(5)	2.2
Total plan assets		$10.7

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

Gross realized and unrealized gains and losses, purchases and sales for Level 3 postretirement assets were not material for the twelve months ended December 31, 2025.

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

In an effort to meet asset allocation and funded status objectives of the USRIP, assets are categorized as Liability-Hedging Assets and Return-Seeking Assets. As of December 31, 2025, the approved allocation ranges are set forth in the table below, with a 60% targeted allocation to Liability-Hedging Assets and a 40% targeted allocation to Return-Seeking Assets. Liability-Hedging Assets represent investments which are meant to provide a hedge relative to the USRIP’s liabilities and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consist primarily of fixed income securities. Return-Seeking Assets include any asset class not intended to hedge the USRIP’s liabilities. At December 31, 2025, these assets included domestic and international equities, private equity (including secondary private equity), real assets and diversified credit. The diversified credit strategy invests in a diversified portfolio of credit assets, including securitized, corporate, high yield, and emerging market debt, among others. Additionally, the USRIP allows certain of their managers, subject to specific risk constraints, to utilize derivative instruments in order to enhance asset return, reduce volatility or both. Derivatives are primarily employed by the USRIP in their fixed income portfolios and in the hedge fund-of-funds area. Derivatives can be used for hedging purposes to reduce risk.

No shares of Equifax common stock were directly owned by the USRIP at December 31, 2025 or 2024. Not more than 5% of the portfolio (at cost), and 10% of the equity portfolio’s market value, shall be invested in the securities of any one issuer, except the U.S. Government and U.S. Government Agencies.

The following asset allocation ranges and actual allocations were in effect as of December 31, 2025 and 2024:

	Range		Actual
USRIP	2025	2024	2025	2024
U.S. Equity	0% - 20%	0% - 20%	12.2%	10.3%
International Equity	0% - 10%	0% - 10%	5.8%	4.3%
Private Equity	0% - 10%	0% - 10%	3.8%	4.0%
Hedge Funds	0% - 10%	0% - 10%	—%	—%
Real Assets	5% - 20%	5% - 20%	12.3%	11.7%
Diversified Credit	5% - 20%	5% - 20%	11.4%	10.4%
Fixed Income	45% - 90%	45% - 90%	51.5%	58.1%
Cash	0% - 15%	0% - 15%	3.0%	1.2%

Equifax Retirement Savings Plans.  Equifax sponsors a U.S. tax qualified defined contribution plan, the Equifax Inc. 401(k) Plan. Beginning with the 2019 plan year, we provide a discretionary match of participants’ contributions, up to five or six percent of employees' eligible pay depending on certain eligibility rules under the 401(k) Plan. Company contributions for the 401(k) Plan during the twelve months ended December 31, 2025, 2024 and 2023 were $38.1 million, $37.8 million and $38.3 million, respectively.

Foreign Retirement Plans.  We also maintain defined contribution plans for certain employees in Canada and meet certain compulsory contribution requirements to retirement funds for employees in Australia, the U.K. and Ireland. For the years ended December 31, 2025, 2024 and 2023, our contributions related to these plans were $16.0 million, $14.8 million and $15.2 million, respectively.

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

Annual Incentive Plan.  We have a shareholder-approved Annual Incentive Plan, which is a component of the Omnibus Plans, for certain key officers that provides for annual or long-term cash awards at the end of various measurement periods, based on the earnings per share, revenue and/or various other criteria over the measurement period. Our total accrued incentive compensation for all incentive plans included in accrued salaries and bonuses on our Consolidated Balance Sheets was $182.7 million and $123.3 million at December 31, 2025 and 2024, respectively.

Employee Benefit Trusts.  We maintain two employee benefit trusts for the purpose of satisfying obligations under our supplemental retirement plans. One of these trusts held 0.6 million shares of Equifax stock with a value, at cost, of $5.9 million at both December 31, 2025 and December 31, 2024, as well as cash, which was not material for both periods presented. These employee benefits trust assets are dedicated to ensure the payment of benefits accrued under our supplemental retirement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
plans, and to ensure full funding of the accrued benefits in case of a change in control, as defined in the trust agreements. The assets in these plan trusts which are recorded on our Consolidated Balance Sheets are subject to creditor’s claims in case of insolvency of Equifax Inc.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the twelve months ended December 31, 2025 and 2024 are as follows:

	Foreign currency translation adjustment	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2023	$(426.7)	$(3.6)	$(0.9)	$(431.2)
Other comprehensive (loss) income before reclassifications	(291.7)	—	0.1	(291.6)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	—	0.1
Balance, December 31, 2024	(718.4)	(3.5)	(0.8)	(722.7)
Other comprehensive income before reclassifications	205.4	—	0.1	205.5
Amounts reclassified from accumulated other comprehensive loss	—	0.1	—	0.1
Balance, December 31, 2025	$(513.0)	$(3.4)	$(0.7)	$(517.1)

 The change in accumulated other comprehensive loss related to noncontrolling interests including redeemable noncontrolling interests for the twelve months ended December 31, 2025 and 2024, was an increase of $14.2 million and a decrease of $29.3 million, respectively, primarily related to foreign currency translation.

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

During the twelve months ended December 31, 2025, we recorded $49.9 million of restructuring charges, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s global strategic objectives and primarily relate to reductions in headcount, as well as contract terminations and associated costs, which resulted from our efforts to complete our cloud technology transformation.

During the twelve months ended December 31, 2024, we recorded $48.0 million of restructuring charges for the realignment of resources and other costs, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. These charges were recorded to general corporate expense and predominantly related to our ongoing efforts toward completion of our technology transformation in order to support the Company’s strategic objectives.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes during the twelve months ended December 31, 2025 in the liabilities associated with the restructuring charges recorded during 2024 and 2025, including expenses incurred and cash payments, are as follows:

Restructuring charges:	Liability balance as of 12/31/2024	Expenses Incurred	Cash Payments	Liability balance as of 12/31/2025
	(In millions)
Severance costs	$15.6	$42.8	$(24.2)	$34.2
Contract terminations and other associated costs	2.0	7.1	(8.6)	0.5
Total	$17.6	$49.9	$(32.8)	$34.7

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

Lease expense for operating leases was $51.2 million, $50.0 million and $40.7 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively. Our leases have remaining lease terms of one year to ten years, some of which may include options to extend the lease term up to five years and some of which may include options to terminate leases within one year. We have elected to not record operating lease ROU assets and liabilities for short-term leases that have a term of twelve months or less. Our lease expense includes our short-term lease cost which is not material to our Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other information related to our operating leases was as follows:

Twelve Months Ended December 31, 2025	Amount
(in millions, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$38.5
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$24.6

Weighted Average Remaining Lease Term	5.7
Weighted Average Discount Rate	5.0%

Estimated future minimum payment obligations for non-cancelable operating leases are as follows as of December 31, 2025:

Years ending December 31,	Amount
(In millions)
2026	$36.1
2027	30.7
2028	21.8
2029	16.6
2030	14.1
Thereafter	29.6
$148.9

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
•U.S. Information Solutions ("USIS")
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Segment information for the twelve months ended December 31, 2025, 2024 and 2023 and as of December 31, 2025 and 2024 is as follows:

	Twelve Months Ended December 31, 2025
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$2,582.3	$2,078.5	$1,413.7	$6,074.5

Less: (1)
Cost of services	940.5	939.0	642.1	2,521.6
Selling, general and administrative expenses	316.0	413.0	402.4	1,131.4
Depreciation and amortization expenses	184.3	251.3	186.7	622.3
Operating Income	$1,141.5	$475.2	$182.5	$1,799.2

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(704.0)
Other income, net				12.0
Interest expense (3)				(212.3)
Consolidated income before income taxes				$894.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31, 2024
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$2,433.8	$1,893.0	$1,354.3	$5,681.1

Less: (1)
Cost of services	883.4	861.1	637.4	2,381.9
Selling, general and administrative expenses	318.7	390.2	359.7	1,068.6
Depreciation and amortization expenses	178.4	237.3	176.0	591.7
Operating Income	$1,053.3	$404.4	$181.2	$1,638.9

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(596.8)
Other expense, net				(2.5)
Interest expense (3)				(229.1)
Consolidated income before income taxes				$810.5

	Twelve Months Ended December 31, 2023
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$2,315.8	$1,720.4	$1,229.0	$5,265.2

Less: (1)
Cost of services	830.9	751.5	579.0	2,161.4
Selling, general and administrative expenses	339.1	398.1	334.6	1,071.8
Depreciation and amortization expenses	176.5	205.8	147.6	529.9
Operating Income	$969.3	$365.0	$167.8	$1,502.1

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(568.5)
Other income, net				25.7
Interest expense (3)				(241.4)
Consolidated income before income taxes				$717.9

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
(3)Interest expense includes interest incurred on our outstanding debt agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
Total assets:	2025	2024
	(In millions)
Workforce Solutions	$4,067.6	$4,104.9
U.S. Information Solutions	3,354.1	3,386.2
International	3,629.2	3,451.6
General Corporate	813.3	816.7
Total assets	$11,864.2	$11,759.4

	Twelve Months Ended December 31,
Capital expenditures:	2025	2024	2023
	(In millions)
Workforce Solutions	$95.8	$96.0	$127.5
U.S. Information Solutions	102.8	161.2	131.3
International	137.2	127.5	121.5
General Corporate	144.4	111.2	205.5
Total capital expenditures*	$480.2	$495.9	$585.8
*Amounts above include accruals for capital expenditures.

Financial information by geographic area is as follows:

	Twelve Months Ended December 31,
	2025		2024		2023
			(In millions)
Operating revenue:	Amount	%	Amount	%	Amount	%
U.S.	$4,660.8	77%	$4,326.8	76%	$4,036.2	77%
Australia	318.1	5%	309.1	5%	317.6	6%
U.K.	325.9	5%	302.8	5%	265.8	5%
Canada	271.4	4%	264.9	5%	259.6	5%
Other	498.3	9%	477.5	9%	386.0	7%
Total operating revenue	$6,074.5	100%	$5,681.1	100%	$5,265.2	100%

	December 31,
	2025		2024
		(In millions)
Long-lived assets:	Amount	%	Amount	%
U.S.	$7,255.1	69%	$7,378.9	71%
Australia	1,644.3	16%	1,546.1	15%
Brazil	560.1	5%	513.1	5%
U.K.	290.2	3%	281.7	3%
Canada	207.9	2%	210.6	2%
Other	494.4	5%	468.4	4%
Total long-lived assets	$10,452.0	100%	$10,398.8	100%

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

Our management assessed the effectiveness of Equifax’s internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment using those criteria, our management concluded that, as of December 31, 2025, Equifax’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors. The effectiveness of Equifax’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, Equifax’s independent registered public accounting firm, as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on page 55.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans of Directors and Executive Officers

The following table describes any contracts, instructions or written plans for the sale or purchase of Equifax securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarter ended December 31, 2025:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Mark W. Begor, Chief Executive Officer	10/28/2025	12/14/2026	Sale of up to 151,165 shares of common stock in multiple transactions
Chad M. Borton, Executive Vice President, President, Workforce Solutions	11/4/2025	6/15/2026	Sale of up to 6,901 shares of common stock in multiple transactions
Cecilia Mao, Executive Vice President, Chief Product Officer	11/18/2025	12/1/2026	Purchase of up to 2,400 shares of common stock Sale of up to 876 shares of common stock in multiple transactions
John W. Gamble, Jr, Executive Vice President, Chief Financial Officer and Chief Operations Officer	11/21/2025	5/27/2026	Sale of up to 23,628 shares of common stock in multiple transactions

(1) A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.

During the quarter ended December 31, 2025, none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information about our executive officers shown below, the information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”) under the sections entitled “Proposal 1, Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Leadership and Corporate Governance—Committees of the Board of Directors” and “Insider Trading Policy.”

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

Mark W. Begor (67) has been our Chief Executive Officer and a member of the Board of Directors since April 2018. Prior to joining Equifax, he was a Managing Director in the Industrial and Business Services group at Warburg Pincus, a global private equity investment firm, since June 2016. Prior to Warburg Pincus, Mr. Begor spent 35 years at General Electric Company (“GE”), a global industrial and financial services company, in a variety of operating and financial roles. During his career at GE, Mr. Begor served in a variety of roles leading multibillion dollar units of the company, including President and CEO of GE Energy Management from 2014 to 2016, President and CEO of GE Capital Real Estate from 2011 to 2014, and President and CEO of GE Capital Retail Finance (Synchrony Financial) from 2002 to 2011. Mr. Begor served on the board of directors of Fair Isaac Corporation (FICO) from 2016 to 2018 and the board of directors of NCR Atleos Corporation from 2023 to 2025. He currently serves on the board of directors of Raymond James Financial, Inc.

Sunil Bindal (51) has been our Executive Vice President, Chief Corporate Development and Strategy Officer since March 2025. Prior thereto, he was Executive Vice President, Chief Corporate Development Officer since October 2020. Prior to joining Equifax, Mr. Bindal served as Senior Vice President, Global Head of Mergers and Acquisitions and Corporate Development, at Total System Services since July 2018. Prior thereto, he served as Vice President of Corporate Development at Broadridge Financial Solutions since August 2015. Prior thereto, he served as Director, Technology Mergers and Acquisitions, of Credit Suisse since July 2006.

Chad M. Borton (55) has been our Executive Vice President, President, Workforce Solutions since May 2024. Prior to joining Equifax, Mr. Borton served as President of SoFi Bank at SoFi Technologies, Inc. from September 2021 to April 2024. Prior thereto, he was President of USAA Bank and Vice Chairman of USAA Federal Savings Bank Board of Directors, from May 2017 to March 2021. Prior thereto, he held a variety of leadership roles with Fifth Third Bank, JPMorgan Chase, McKinsey & Co. and Wachovia Corporation, since 2001. He is also an active duty U.S. army veteran.

Carla Chaney (55) has been our Executive Vice President, Chief Human Resources Officer since April 2019. Prior thereto, she served as Executive Vice President, Human Resources and Communications of Graphic Packaging Holding Company and Graphic Packaging International, since February 2012. Prior thereto, she held a variety of leadership roles with Exide Technologies and Newell Rubbermaid, Inc., since 2004.

Jamil Farshchi (48) has been our Executive Vice President, Chief Technology Officer since May 2025. Prior thereto, he was our Executive Vice President, Chief Information Security Officer and Chief Technology Officer since December 2024. Prior thereto, he was our Executive Vice President, Chief Information Security Officer since February 2018. Prior to joining Equifax, Mr. Farshchi served as Chief Information Security Officer at The Home Depot since April 2015. Prior thereto, he was the first Global Chief Information Security Officer at Time Warner Inc., from August 2014 to March 2015. Prior thereto, he was the Vice President of Global Information Security at Visa Inc. from August 2011 to August 2014. Mr. Farshchi has also held senior roles at Los Alamos National Laboratory, Sitel Corporation, Nextwave Broadband and NASA. He currently serves on the board of directors of UKG Inc., is a strategic advisor for the FBI and serves on the board of directors for the National Technology Security Coalition.

John W. Gamble, Jr. (63) has been our Executive Vice President, Chief Financial Officer and Chief Operations Officer since February 2021. Prior thereto, he was Corporate Vice President and Chief Financial Officer since May 2014. Prior to that, Mr. Gamble was Executive Vice President and Chief Financial Officer of Lexmark International, Inc., a global provider of document solutions, enterprise content management software and services, printers and multifunction printers, from September 2005 until May 2014.

Julia A. Houston (55) has been our Executive Vice President, Chief Legal Officer since April 2025. Prior thereto, she was Executive Vice President, Chief Strategy and Marketing Officer since March 2021. Prior thereto, she was our Chief Transformation Officer since October 2017. Prior thereto, she was Senior Vice President, U.S. Legal, since October 2013. Prior to joining Equifax, Ms. Houston was Senior Vice President, General Counsel and Corporate Secretary at Convergys Corporation, from 2011 to 2013. Prior thereto, she served in roles of increasing responsibility at Mirant Corporation from 2004 to 2010, ultimately serving as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary.

Cecilia H. Mao (51) has been our Executive Vice President, Chief Product Officer since February 2024. Prior thereto, she was our Chief Product Officer since May 2020. Prior to joining Equifax, Ms. Mao served as Vice President of Product at Oracle Data Cloud from December 2016 to May 2020, where she led teams in business strategy, product management and delivery for identity, data management platform and digital data products. Prior thereto, she held various product management roles on decision and analytics for over a decade at FICO and Verisk Analytics, Inc. Ms. Mao currently serves on the board of directors of Cboe Global Markets, Inc.

Patricio Remon (54) has been our Executive Vice President, President, International since March 2025. Mr. Remon joined Equifax in 2006 and most recently served as President of Equifax Europe since 2015. During his nearly two decades with the company he has overseen Equifax operations in the U.K., Ireland, Iberia, Peru and Ecuador. Prior to joining Equifax, he was the General Manager of Brio Software’s LATAM business unit and held sales management positions within MicroStrategy Argentina. Mr. Remon currently serves on the board of directors of ASNEF-Equifax and the ACCIS European credit information association

Harald Schneider (52) has been our Executive Vice President, Chief Data & Analytics Officer since February 2024. Prior thereto, he was our Chief Data & Analytics Officer since May 2022. Prior to joining Equifax, Mr. Schneider served as Global Head of Data Products at Visa Inc. from August 2018 to May 2022. Prior thereto, he served as Chief Analytics Officer at Tandem Bank in the U.K. from September 2016 to April 2018. Prior thereto, he held various international data and business leadership roles at Capital One Financial Corporation, Citigroup Inc. and Pardus Capital Management.

Kathryn Q. Walker (48) has been our Executive Vice President, Chief Marketing and Communications Officer since March 2025. Prior thereto, she was our Chief Communications Officer since August 2021. Prior thereto, she was the Communications Leader of our USIS business unit since January 2020. Prior thereto, she was the Public Relations Leader of our USIS business unit since July 2019. Prior to joining Equifax, Ms. Walker served as Partner and Senior Vice President at McGrath/Power Public Relations for more than a decade and held various positions at Borland Software Corporation (now part of OpenText) and Internet Security Systems (now IBM Internet Security Systems).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the information that will be contained in our 2026 Proxy Statement under the sections entitled “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the information that will be contained in our 2026 Proxy Statement under the sections entitled “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the information that will be contained in our 2026 Proxy Statement under the sections entitled “Board Leadership & Corporate Governance—Director Independence, ” “Related Person Transaction Policy” and “Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Shareholders.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the information that will be contained in our 2026 Proxy Statement under the section entitled “Proposal 3, Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for 2026.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of Documents Filed as a Part of This Report:
(1)    Financial Statements. The following financial statements are included in Item 8 of Part II:

•Consolidated Balance Sheets — December 31, 2025 and 2024;
•Consolidated Statements of Income for the Years Ended December 31, 2025, 2024 and 2023;
•Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024 and 2023;
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023;
•Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Loss for the Years Ended December 31, 2025, 2024 and 2023; and
•Notes to Consolidated Financial Statements.

(2)    Financial Statement Schedules.

•Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)    Exhibits. See exhibits listed under Part (b) below.

(b)Exhibits:

Exhibit Number	Description

Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation of Equifax Inc. (incorporated by reference to Exhibit 3.1 to Equifax’s Form 8-K filed May 14, 2009).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Equifax Inc. (incorporated by reference to Exhibit 3.1 to Equifax’s Form 10-Q filed July 22, 2025).
3.3	Amended and Restated Bylaws of Equifax Inc. (incorporated by reference to Exhibit 3.2 to Equifax’s Form 8-K filed February 9, 2021).

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

4.6
Ninth Supplemental Indenture, dated as of August 13, 2021, between Equifax Inc. and the Trustee, including the form of Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed August 16, 2021).

4.7
Tenth Supplemental Indenture, dated as of September 12, 2022, between Equifax Inc. and the Trustee, including the form of Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed September 12, 2022).

4.8
Eleventh Supplemental Indenture, dated as of May 16, 2023, between Equifax Inc. and the Trustee, including the form of Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax's Form 8-K filed May 16, 2023).

4.9
Twelfth Supplemental Indenture, dated as of August 15, 2024, between Equifax Inc. and the Trustee, including the form of Note as Exhibit A (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed August 15, 2024)

4.10
Credit Agreement, dated as of August 25, 2021, by and among Equifax Inc., Equifax Limited, Equifax Canada Co., Equifax International Treasury Services Unlimited Company and Equifax Australia Holdings Pty Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Equifax’s Form 8-K filed August 31, 2021).

4.11
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

4.12
Second Amendment to Credit Agreement, dated as of May 24, 2024, by and between Equifax Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Equifax's Form 10-Q filed July 22, 2024).

4.13
Third Amendment to Credit Agreement, dated as of May 27, 2025, by and between Equifax Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Equifax's Form 10-Q filed July 22, 2025).

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

10.8	Amendment No. 1 to Equifax Inc. 2008 Omnibus Incentive Plan, effective February 6, 2017 (incorporated by reference to Exhibit 10.8 to Equifax’s Form 10-K filed February 25, 2021).
10.9	Amendment No. 2 to Equifax Inc. 2008 Omnibus Incentive Plan, effective November 4, 2020 (incorporated by reference to Exhibit 10.9 to Equifax’s Form 10-K filed February 25, 2021).
10.10	Equifax Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Annex C to Equifax's definitive proxy statement on Schedule 14A filed March 23, 2023).
10.11	Amendment No. 1 to Equifax Inc. 2023 Omnibus Incentive Plan, effective November 20, 2024 (incorporated by reference to Exhibit 10.11 to Equifax's Form 10-K filed on February 20, 2025).
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

Other Exhibits and Certifications

19*	Equifax Inc. Insider Trading Policy
21.1*	Subsidiaries of Equifax Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
97.1	Equifax Inc. Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Equifax's Form 10-K filed February 22, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
**Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished as a supplement to the Securities and Exchange Commission upon request.

(c) Financial Statement Schedules. See Item 15(a)(2).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2026.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2026.

/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer and Chief Operations Officer
(Principal Financial Officer)

/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

/s/ Mark L. Feidler
Mark L. Feidler
Director and Non-Executive Chairman

/s/ Karen L. Fichuk
Karen L. Fichuk
Director

/s/ G. Thomas Hough
G. Thomas Hough
Director

/s/ Barbara A. Larson
Barbara A. Larson
Director

/s/ Robert D. Marcus
Robert D. Marcus
Director

/s/ Scott A. McGregor
Scott A. McGregor
Director

/s/ John A. McKinley
John A. McKinley
Director

/s/ Melissa D. Smith
Melissa D. Smith
Director

/s/ Audrey Boone Tillman
Audrey Boone Tillman
Director

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

2025

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$16.9	$32.9	$—	$(29.6)	$20.2
Deferred income tax asset valuation allowance	170.8	14.5	9.6	(19.5)	175.4
	$187.7	$47.4	$9.6	$(49.1)	$195.6

2024

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$16.7	$15.3	$—	$(15.1)	$16.9
Deferred income tax asset valuation allowance	178.5	20.1	(18.0)	(9.8)	170.8
	$195.2	$35.4	$(18.0)	$(24.9)	$187.7

2023

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves deducted in the balance sheet from the assets to which they apply:
Trade accounts receivable	$19.1	$11.4	$—	$(13.8)	$16.7
Deferred income tax asset valuation allowance	185.1	(26.9)	2.7	17.6	178.5
	$204.2	$(15.5)	$2.7	$3.8	$195.2