Form 10-Q
period 2026-03-31
EQUIFAX INC
filed 2026-04-21
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No   ☒

On April 10, 2026, there were 119,072,409 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2026

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance and events or developments that we expect or anticipate will occur in the future, including statements related to our strategy, our future operating results, improvements in our information technology and data security infrastructure, the expected financial and operational benefits, synergies and growth from our acquisitions, the expected benefits of our use of artificial intelligence, the pricing strategies, benefits and value proposition of product offerings of Equifax and its competitors, changes in the U.S. mortgage market environment (as well as changes more generally in U.S. and worldwide economic conditions), such as changes in interest rates and inflation levels, and similar statements about our financial outlook and business plans, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections, including without limitation our expectations regarding the Company’s outlook, long-term organic and inorganic growth, and customer acceptance of our business solutions referenced below under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview.” These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025, and those described from time to time in our future reports filed with the United States Securities and Exchange Commission (“SEC”). As a result of such risks and uncertainties, we urge you not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2026	2025
(In millions, except per share amounts)
Operating revenue	$1,648.9	$1,442.0
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	767.1	656.7
Selling, general and administrative expenses	411.0	374.9
Depreciation and amortization	183.1	174.6
Total operating expenses	1,361.2	1,206.2
Operating income	287.7	235.8
Interest expense	(55.7)	(52.9)
Other income, net	3.8	2.5
Consolidated income before income taxes	235.8	185.4
Provision for income taxes	(62.5)	(51.6)
Consolidated net income	173.3	133.8
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.8)	(0.7)
Net income attributable to Equifax	$171.5	$133.1
Basic earnings per common share:
Net income attributable to Equifax	$1.43	$1.07
Weighted-average shares used in computing basic earnings per share	120.0	124.1
Diluted earnings per common share:
Net income attributable to Equifax	$1.42	$1.06
Weighted-average shares used in computing diluted earnings per share	120.8	125.1
Dividends per common share	$0.56	$0.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2026			2025
	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total
	(In millions)
Net income	$171.5	$1.8	$173.3	$133.1	$0.7	$133.8
Other comprehensive income:
Foreign currency translation adjustment	54.8	6.4	61.2	65.4	7.9	73.3
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	0.1	—	0.1	—	—	—
Comprehensive income	$226.4	$8.2	$234.6	$198.5	$8.6	$207.1

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except par values)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$183.4	$180.8
Trade accounts receivable, net of allowance for doubtful accounts of $21.7 and $20.2 at March 31, 2026 and December 31, 2025, respectively	1,071.9	1,012.7
Prepaid expenses	184.5	144.2
Other current assets	46.9	74.5
Total current assets	1,486.7	1,412.2
Property and equipment:
Capitalized internal-use software and system costs	2,988.4	3,098.2
Data processing equipment and furniture	239.3	239.3
Land, buildings and improvements	301.0	299.6
Total property and equipment	3,528.7	3,637.1
Less accumulated depreciation and amortization	(1,599.1)	(1,704.7)
Total property and equipment, net	1,929.6	1,932.4
Goodwill	6,790.9	6,745.7
Indefinite-lived intangible assets	94.8	94.8
Purchased intangible assets, net	1,283.2	1,331.3
Other assets, net	356.8	347.8
Total assets	$11,942.0	$11,864.2
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$1,252.5	$1,038.0
Accounts payable	158.4	206.4
Accrued expenses	379.0	276.3
Accrued salaries and bonuses	142.5	286.1
Deferred revenue	106.3	101.2
Other current liabilities	412.0	427.4
Total current liabilities	2,450.7	2,335.4
Long-term debt	4,055.6	4,055.3
Deferred income tax liabilities, net	401.9	390.8
Long-term pension and other postretirement benefit liabilities	102.5	103.4
Other long-term liabilities	248.5	241.1
Total liabilities	7,259.2	7,126.0
Commitments and Contingencies (see Note 6)
Redeemable noncontrolling interests	120.4	114.4
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at March 31, 2026 and December 31, 2025; Outstanding shares - 119.3 and 120.4 at March 31, 2026 and December 31, 2025, respectively	236.6	236.6
Paid-in capital	2,064.0	2,023.4
Retained earnings	6,549.2	6,445.1
Accumulated other comprehensive loss	(462.2)	(517.1)
Treasury stock, at cost, 69.4 shares and 68.3 shares at March 31, 2026 and December 31, 2025, respectively	(3,841.0)	(3,577.8)
Stock held by employee benefits trusts, at cost, 0.6 shares at March 31, 2026 and December 31, 2025	(5.9)	(5.9)
Total Equifax shareholders’ equity	4,540.7	4,604.3
Noncontrolling interests	21.7	19.5
Total shareholders' equity	4,562.4	4,623.8
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$11,942.0	$11,864.2

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In millions)
Operating activities:
Consolidated net income	$173.3	$133.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	184.8	176.4
Stock-based compensation expense	43.3	33.5
Deferred income taxes	13.5	(3.0)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(58.3)	(55.0)
Other assets, current and long-term	(16.3)	(5.5)
Current and long term liabilities, excluding debt	(98.4)	(56.3)
Cash provided by operating activities	241.9	223.9
Investing activities:
Capital expenditures	(120.4)	(107.2)
Cash used in investing activities	(120.4)	(107.2)
Financing activities:
Net short-term borrowings (payments)	214.9	(48.1)
Payments on long-term debt	(1.4)	—
Treasury stock purchases	(260.0)	—
Dividends paid to Equifax shareholders	(67.1)	(48.5)
Proceeds from exercise of stock options and employee stock purchase plan	10.4	12.3
Payment of taxes related to settlement of equity awards	(14.5)	(11.5)
Cash used in financing activities	(117.7)	(95.8)
Effect of foreign currency exchange rates on cash and cash equivalents	(1.2)	4.4
Increase in cash and cash equivalents	2.6	25.3
Cash and cash equivalents, beginning of period	180.8	169.9
Cash and cash equivalents, end of period	$183.4	$195.2

See Notes to Consolidated Financial Statements.

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Three Months Ended March 31, 2026

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts		Total Shareholders' Equity
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests
	(In millions, except per share amounts)
Balance, December 31, 2025	120.4	$236.6	$2,023.4	$6,445.1	$(517.1)	$(3,577.8)	$(5.9)	$19.5	$4,623.8
Net income	—	—	—	171.5	—	—	—	1.9	173.4
Other comprehensive income	—	—	—	—	54.9	—	—	0.3	55.2
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	(3.0)	—	—	(1.1)	—	—	(4.1)
Treasury stock purchased under share repurchase program, including brokerage commissions and excise taxes*	(1.3)	—	—	—	—	(262.1)	—	—	(262.1)
Cash dividends ($0.56 per share)	—	—	—	(67.4)	—	—	—	—	(67.4)
Dividends paid to employee benefits trusts	—	—	0.3	—	—	—	—	—	0.3
Stock-based compensation expense	—	—	43.3	—	—	—	—	—	43.3
Balance, March 31, 2026	119.3	$236.6	$2,064.0	$6,549.2	$(462.2)	$(3,841.0)	$(5.9)	$21.7	$4,562.4

* At March 31, 2026, approximately $1.8 billion was available for future purchases of common stock under our share repurchase authorization.

For the Three Months Ended March 31, 2025

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts		Total Shareholders' Equity
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests
	(In millions, except per share amounts)
Balance, December 31, 2024	124.0	$236.6	$1,915.2	$6,018.6	$(722.7)	$(2,644.9)	$(5.9)	$17.5	$4,814.4
Net income	—	—	—	133.1	—	—	—	0.8	133.9
Other comprehensive income	—	—	—	—	65.4	—	—	0.3	65.7
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.2	—	4.1	—	—	(3.3)	—	—	0.8
Cash dividends ($0.39 per share)	—	—	—	(48.7)	—	—	—	—	(48.7)
Dividends paid to employee benefits trusts	—	—	0.2	—	—	—	—	—	0.2
Stock-based compensation expense	—	—	33.5	—	—	—	—	—	33.5
Balance, March 31, 2025	124.2	$236.6	$1,953.0	$6,103.0	$(657.3)	$(2,648.2)	$(5.9)	$18.6	$4,999.8

Accumulated Other Comprehensive Loss consists of the following components:

	March 31, 2026	December 31, 2025
	(In millions)
Foreign currency translation	$(458.2)	$(513.0)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $1.0 million and $1.1 million at March 31, 2026 and December 31, 2025, respectively.	(3.3)	(3.4)
Cash flow hedging transactions, net of tax of $0.4 million and $0.5 million at March 31, 2026 and December 31, 2025, respectively.	(0.7)	(0.7)
Accumulated other comprehensive loss	$(462.2)	$(517.1)
See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal justice data and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of March 31, 2026, we operated in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom ("U.K."), Uruguay and the United States of America ("U.S."). We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore.

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

Basis of Presentation.  The unaudited Consolidated Financial Statements and the accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, the instructions to Form 10-Q and applicable sections of SEC Regulation S-X. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).

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

	Three Months Ended March 31,
	2026	2025
	(In millions)
Weighted-average shares outstanding (basic)	120.0	124.1
Effect of dilutive securities:
Stock options and restricted stock units	0.8	1.0
Weighted-average shares outstanding (diluted)	120.8	125.1

For the three months ended March 31, 2026, 0.9 million stock options were anti-dilutive and therefore excluded from this calculation. For the three months ended March 31, 2025, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of March 31, 2026 and December 31, 2025, the fair value of our long-term debt, including the current portion, based on observable inputs was $4.2 billion and $4.3 billion, respectively, compared to its carrying value of $4.4 billion for both periods.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We did not complete any acquisitions during the three months ended March 31, 2026.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost and are due in less than a year. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which is included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
	2026	2025
	(In millions)
Allowance for doubtful accounts, beginning of period	$20.2	$16.9
Current period bad debt expense	10.6	6.0
Write-offs, net of recoveries	(9.1)	(4.7)
Allowance for doubtful accounts, end of period	$21.7	$18.2

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily include amounts receivable from tax authorities. Other current assets also include amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2026, these assets were $11.4 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent our investments in unconsolidated affiliates, the Company’s operating lease right-of-use assets, employee benefit trust assets, assets related to life insurance policies covering certain officers of the Company and long-term deferred tax assets.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of the current portion of our operating lease liabilities and various accrued liabilities such as interest expense, income taxes, accrued employee benefits, and insurance expense. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of March 31, 2026, these funds were $11.4 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

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

The Company's redeemable noncontrolling interests activities for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31,
Redeemable noncontrolling interests:	2026	2025
	(In millions)
Redeemable noncontrolling interests, beginning of period	$114.4	$105.2
Net loss attributable to redeemable noncontrolling interest	(0.1)	(0.1)
Effect of foreign currency translation attributable to redeemable noncontrolling interest	6.1	7.6
Redeemable noncontrolling interests, end of period	$120.4	$112.7

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

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2026	2025	$	%
	(In millions)
Verification Services	$571.4	$502.2	$69.2	14%
Employer Services	111.7	116.4	(4.7)	(4)%
Total Workforce Solutions	683.1	618.6	64.5	10%
Online Information Solutions	553.7	448.1	105.6	24%
Financial Marketing Services	51.9	51.8	0.1	—%
Total U.S. Information Solutions	605.6	499.9	105.7	21%
Latin America	102.7	94.2	8.5	9%
Europe	94.0	86.6	7.4	9%
Asia Pacific	92.6	79.7	12.9	16%
Canada	70.9	63.0	7.9	12%
Total International	360.2	323.5	36.7	11%
Total operating revenue	$1,648.9	$1,442.0	$206.9	14%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of March 31, 2026, inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$28.6
1 to 3 years	29.7
3 to 5 years	16.6
Thereafter	5.1
Total remaining performance obligation	$80.0

3. ACQUISITIONS AND INVESTMENTS

We did not complete any acquisitions during the three months ended March 31, 2026 and 2025.

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

Changes in the amount of goodwill for the three months ended March 31, 2026 are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total

Balance, December 31, 2025	$2,574.1	$2,006.2	$2,165.4	$6,745.7
Foreign currency translation		—	45.2	45.2
Balance, March 31, 2026	$2,574.1	$2,006.2	$2,210.6	$6,790.9

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of December 1 each year. Our indefinite-lived intangible asset carrying amounts did not change during the three months ended March 31, 2026.

Purchased Intangible Assets.  Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business. Purchased data files represent the estimated fair value of consumer and commercial data files acquired through our acquisitions of various companies, including a fraud and identity solutions provider and independent credit reporting agencies in the U.S., Australia, Brazil, Canada and Dominican Republic. We expense the cost of modifying and updating credit files in the period such costs are incurred. We amortize all of our purchased intangible assets on a straight-line basis. For additional information about the useful lives related to our purchased intangible assets, see Note 1 of the Notes to Consolidated Financial Statements in our 2025 Form 10-K.

Purchased intangible assets, net, recorded on our Consolidated Balance Sheets at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,153.0	$(795.4)	$357.6	$1,141.2	$(767.6)	$373.6
Customer relationships	929.0	(539.5)	389.5	922.1	(523.2)	398.9
Proprietary database	718.7	(286.1)	432.6	720.2	(272.6)	447.6
Acquired software and technology	216.0	(148.2)	67.8	215.9	(139.4)	76.5
Trade names, non-compete agreements and other intangible assets	50.3	(14.6)	35.7	49.4	(14.7)	34.7
Total definite-lived intangible assets	$3,067.0	$(1,783.8)	$1,283.2	$3,048.8	$(1,717.5)	$1,331.3

Amortization expense related to purchased intangible assets was $62.0 million and $62.3 million during the three months ended March 31, 2026 and 2025, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at March 31, 2026 is as follows:

Years ending December 31,	Amount
(In millions)
2026	$179.2
2027	228.2
2028	167.3
2029	152.1
2030	141.4
Thereafter	415.0
$1,283.2

5. DEBT

Debt outstanding at March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
	(In millions)
Commercial paper ("CP")	$958.5	$762.0
Notes, 3.25%, due June 2026	275.0	275.0
Notes, 5.10%, due December 2027	750.0	750.0
Notes, 5.10%, due June 2028	700.0	700.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 4.80%, due September 2029	650.0	650.0
Notes, 3.10%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	1,000.0
Notes, 7.00%, due July 2037	250.0	250.0
Other	19.0	2.2
Total debt	5,327.5	5,114.2
Less short-term debt and current maturities	(1,252.5)	(1,038.0)
Less unamortized discounts and debt issuance costs	(19.4)	(20.9)
Total long-term debt, net	$4,055.6	$4,055.3

Senior Credit Facility.  We have access to a $1.5 billion five year unsecured revolving credit facility (the “Revolver”), which matures in August 2028. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver. As of March 31, 2026, there were $958.5 million of outstanding CP notes, $1.3 million of letters of credit outstanding, and no outstanding borrowings under the Revolver. Availability under the Revolver was $0.5 billion at March 31, 2026.

Commercial Paper Program.  Our $1.5 billion CP program has been established through the private placement of CP notes from time-to-time, in which borrowings may bear interest at either a variable or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP program is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At March 31, 2026, there were $958.5 million of outstanding CP notes. We have disclosed the net short-term borrowing activity for the three months ended March 31, 2026 in the Consolidated Statements of Cash Flows. There were no CP borrowings or payments with a maturity date greater than 90 days and less than 365 days for the three months ended March 31, 2026 and 2025.

For additional information about our debt agreements, see Note 5 of the Notes to Consolidated Financial Statements in our 2025 Form 10-K.

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

FCRA Litigation

On August 3, 2022, a lawsuit was filed against us in the U.S. District Court for the Northern District of Georgia alleging violations of certain sections of the Fair Credit Reporting Act (“FCRA”) in connection with a previously-disclosed coding issue which impacted how some credit scores were calculated during a three-week period. The complaint seeks certification of a class of consumers whose scores were impacted and unspecified monetary damages, costs and attorneys’ fees. We dispute the allegations in the complaint and intend to defend against the claims.

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

Guarantees and General Indemnifications

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all standby letters of credit, performance bonds and surety bonds is not material at March 31, 2026 and these instruments generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees is not material at March 31, 2026. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements.

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

For additional information about these and other commitments and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in our 2025 Form 10-K.

7. INCOME TAXES

Effective Tax Rate

Our effective income tax rate was 26.5% for the three months ended March 31, 2026 compared to 27.8% for the three months ended March 31, 2025. Our effective tax rate was lower for the three months ended March 31, 2026 as compared to the same period in 2025 due to more favorable discrete tax benefits, none of which were individually material.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three months ended March 31, 2026 are as follows:

	Foreign currency translation adjustment	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2025	$(513.0)	$(3.4)	$(0.7)	$(517.1)
Other comprehensive income	54.8	0.1	—	54.9
Balance, March 31, 2026	$(458.2)	$(3.3)	$(0.7)	$(462.2)

The change in accumulated other comprehensive loss related to noncontrolling interests including redeemable noncontrolling interests was an increase of $6.4 million and $7.9 million for the three months ended March 31, 2026 and 2025, respectively, related to foreign currency translation adjustments.

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

The changes during the three months ended March 31, 2026 in the liabilities associated with the restructuring charges recorded during 2025, including expenses incurred and cash payments, are as follows:

	Liability balance as of 12/31/2025	Expenses Incurred	Cash Payments	Liability balance as of 3/31/2026
Restructuring charges:	(In millions)
Severance costs	$34.2	$—	$(5.9)	$28.3
Contract terminations and other associated costs	0.5	—	—	0.5
Total	$34.7	$—	$(5.9)	$28.8

10. SEGMENT INFORMATION

Reportable Segments.  We manage our business and report our financial results through the following three reportable segments, which are the same as our operating segments:

–Workforce Solutions
–U.S. Information Solutions (“USIS”)
–International

The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2025 Form 10-K. We evaluate the performance of these reportable segments based on their operating revenue, operating income and operating margins, excluding any unusual or infrequent items, if any. The measurement criteria for segment profit or loss and segment assets are substantially the same for each reportable segment. Inter-segment sales, expenses and transfers are not material for all periods presented.

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

Segment information for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31, 2026
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$683.1	$605.6	$360.2	$1,648.9

Less: (1)
Cost of services	249.0	318.4	163.9	731.3
Selling, general and administrative expenses	77.3	104.0	110.5	291.8
Depreciation and amortization expenses	47.4	60.9	51.7	160.0
Operating Income	$309.4	$122.3	$34.1	$465.8

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(178.1)
Other income, net				3.8
Interest expense (3)				(55.7)
Consolidated income before income taxes				$235.8

	Three Months Ended March 31, 2025
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$618.6	$499.9	$323.5	$1,442.0

Less: (1)
Cost of services	233.0	232.7	157.5	623.2
Selling, general and administrative expenses	76.9	98.2	96.9	272.0
Depreciation and amortization expenses	44.6	63.3	43.7	151.6
Operating Income	$264.1	$105.7	$25.4	$395.2

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(159.4)
Other income, net				2.5
Interest expense (3)				(52.9)
Consolidated income before income taxes				$185.4

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
(3)Interest expense includes interest incurred on our outstanding debt agreements.

	March 31,	December 31,
Total assets:	2026	2025
	(in millions)
Workforce Solutions	$4,104.5	$4,067.6
U.S. Information Solutions	3,351.6	3,354.1
International	3,671.6	3,629.2
General Corporate	814.3	813.3
Total assets	$11,942.0	$11,864.2

	Three Months Ended March 31,
Capital expenditures:	2026	2025
	(in millions)
Workforce Solutions	$25.9	$20.3
U.S. Information Solutions	24.3	26.4
International	24.9	30.4
General Corporate	41.6	24.1
Total capital expenditures*	$116.7	$101.2

*Amounts above include accruals for capital expenditures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 1 of this Form 10-Q. This section discusses the results of our operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. All percentages have been calculated using unrounded amounts for each of the periods presented.

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

BUSINESS OVERVIEW

Equifax Inc. is a global data, analytics and technology company. We provide information solutions for businesses, governments and consumers, and we provide human resources business process automation and outsourcing services for employers. We have a large and diversified group of clients, including financial institutions, corporations, government agencies and individuals. Our services are based on comprehensive databases of consumer and business information derived from numerous sources including credit, financial assets, telecommunications and utility payments, employment, income, educational history, criminal justice, healthcare professional licensure and sanctions, demographic and marketing data. We use advanced statistical techniques, artificial intelligence and machine learning, as well as proprietary software tools to analyze available data to create customized insights, decision-making and process automation solutions and processing services for our clients. We are a leading provider of information and solutions used in payroll-related and human resource management business process services in the U.S., as well as e-commerce fraud and charge back protection services in North America. For consumers, we provide products and services to help people understand, manage and protect their personal information and make more informed financial decisions. Additionally, we provide information, technology and services to support debt collections and recovery management. We report our revenue derived from sales to clients in the mortgage market as well as those in non-mortgage market verticals (including, but not limited to, government, talent, employment, fraud and other non-mortgage related services). We refer to these non-mortgage market verticals collectively as "diversified markets."

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

Recent Events and Company Outlook

As further described in our 2025 Form 10-K, we operate in the U.S., which represented 77% of our revenue in 2025. Additionally, we operate internationally in 20 countries. Our products and services span a wide variety of vertical markets including financial services, mortgage, talent solutions, federal, state and local governments, automotive, telecommunications, e-commerce and many others.

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

Our current planning for 2026 assumes that U.S. economic activity, as measured by GDP, will grow at a rate consistent with 2025. We expect U.S. mortgage originations activity in 2026 to be slightly below the levels of activity seen in 2025. The U.S. mortgage market, particularly the mortgage refinance portion of the U.S. mortgage market, can be significantly impacted by U.S. interest rates which impact mortgage rates available to consumers. In the international markets in which we operate, our planning also assumes that economic activity, as measured by GDP, will generally grow in 2026 at rates below those experienced in 2025. As noted above, due to the current significant economic and market volatility and uncertainty, these assumptions may change.

For more information, see “Item 1A. Risk FactorsーNegative changes in general economic conditions, including interest rates, the level of inflation, unemployment rates, income, home prices, investment values and consumer confidence, could adversely affect us,” in our 2025 Form 10-K.

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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K., Uruguay and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore. Approximately 78% of our revenue was generated in the U.S. during the three months ended March 31, 2026 and 2025.

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

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three months ended March 31, 2026 and 2025 were as follows:

	Key Performance Indicators
	Three Months Ended March 31,
	2026	2025
	(In millions, except per share data)
Operating revenue	$1,648.9	$1,442.0
Operating revenue change	14%	4%
Operating income	$287.7	$235.8
Operating margin	17.5%	16.4%
Net income attributable to Equifax	$171.5	$133.1
Diluted earnings per share	$1.42	$1.06
Cash provided by operating activities	$241.9	$223.9
Capital expenditures*	$(116.7)	$(101.2)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•On April 21, 2025, the Board of Directors terminated the existing share repurchase authorization and approved an authorization to repurchase up to $3 billion of shares of common stock. We repurchased 1.3 million shares of our common stock on the open market for $260.0 million, excluding brokerage commissions and excise taxes of $2.1 million, during the three months ended March 31, 2026. We did not repurchase any shares from public market transactions during the first three months of 2025.

•On February 25, 2026, the Board of Directors approved an increase in our quarterly cash dividend to $0.56 per share beginning in the first quarter of 2026. We paid out $67.1 million, or $0.56 per share, in dividends to our shareholders during the first three months of 2026.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2026 AND 2025

Consolidated Financial Results

Operating Revenue

	Three Months Ended March 31,		Change
Consolidated Operating Revenue	2026	2025	$	%
	(In millions)
Workforce Solutions	$683.1	$618.6	$64.5	10%
U.S. Information Solutions	605.6	499.9	105.7	21%
International	360.2	323.5	36.7	11%
Consolidated operating revenue	$1,648.9	$1,442.0	$206.9	14%

Revenue increased by $206.9 million, or 14%, for the first quarter of 2026 compared to the same period in 2025. Total revenue was positively impacted by foreign exchange rates, which increased revenue by $22.3 million, or 1%, for the first quarter of 2026 compared to the same period in 2025.

Revenue in the first quarter of 2026 increased due to revenue growth in USIS, Workforce Solutions and International. USIS revenue growth is primarily due to growth in mortgage and diversified markets revenue in Online Information Solutions. Workforce Solutions revenue growth is primarily due to growth in Verification Services, partially offset by declines in Employer Services. International revenue growth is driven by growth in all four regions in which we operate.

Operating Expenses

	Three Months Ended March 31,		Change
Consolidated Operating Expenses	2026	2025	$	%
	(In millions)
Consolidated cost of services	$767.1	$656.7	$110.4	17%
Consolidated selling, general and administrative expenses	411.0	374.9	36.1	10%
Consolidated depreciation and amortization expense	183.1	174.6	8.5	5%
Consolidated operating expenses	$1,361.2	$1,206.2	$155.0	13%

Cost of services increased $110.4 million in the first quarter of 2026 compared to the same period in 2025. The increase is primarily due to higher royalty costs in USIS. The impact of changes in foreign exchange rates on costs of services led to an increase of $11.6 million in the first quarter of 2026 compared to the same period in 2025.

Selling, general and administrative expenses increased $36.1 million for the first quarter of 2026 compared to the same period in 2025, primarily due to increases in people costs and discretionary expenses. The impact of changes in foreign currency exchange rates led to an increase in selling, general and administrative expenses of $6.0 million for the first quarter of 2026 compared to the same period in 2025.

Depreciation and amortization expense increased $8.5 million for the first quarter of 2026 compared to the same period in 2025. The increase is primarily due to increased amortization of capitalized internal-use software costs resulting from technology transformation capital spending incurred previously. The impact of changes in foreign currency exchange rates led to an increase in depreciation and amortization expense of $4.2 million for the first quarter of 2026 compared to the same period in 2025.

Operating Income and Operating Margin

	Three Months Ended March 31,		Change
Consolidated Operating Income	2026	2025	$	%
	(In millions)
Consolidated operating revenue	$1,648.9	$1,442.0	$206.9	14%
Consolidated operating expenses	1,361.2	1,206.2	155.0	13%
Consolidated operating income	$287.7	$235.8	$51.9	22%
Consolidated operating margin	17.5%	16.4%		1.1	pts

Total company operating margin increased by 1.1 percentage point in the first quarter of 2026 compared to the same period in 2025 due to the aforementioned increase in revenue, partially offset by an increase in royalty costs.

Interest Expense and Other Income, net

	Three Months Ended March 31,		Change
Consolidated Interest Expense and Other Income, net	2026	2025	$	%
	(In millions)
Consolidated interest expense	$(55.7)	$(52.9)	$(2.8)	5%
Consolidated other income, net	3.8	2.5	1.3	52%
Average cost of debt	4.3%	4.3%
Total consolidated debt, net, at quarter end	$5,308.1	$4,964.1	$344.0	7%

Interest expense increased by $2.8 million in the first quarter of 2026 compared to the same period in 2025. The increase for the first quarter of 2026 is due to higher weighted average debt balances when compared to the first quarter of 2025.

Other income, net, increased $1.3 million in the first quarter of 2026 compared to the same period in 2025. The increase for the first quarter of 2026 is primarily due to higher gains on foreign currency transactions and higher equity investment income as compared to the first quarter of 2025.

Income Taxes

	Three Months Ended March 31,		Change
Consolidated Provision for Income Taxes	2026	2025	$	%
	(In millions)
Consolidated provision for income taxes	$(62.5)	$(51.6)	$(10.9)	21%
Effective income tax rate	26.5%	27.8%

Our effective income tax rate was 26.5% for the three months ended March 31, 2026 compared to 27.8% for the three months ended March 31, 2025. Our effective tax rate was lower for the three months ended March 31, 2026 as compared to the same period in 2025 due to more favorable discrete tax benefits, none of which were individually material.

Net Income

	Three Months Ended March 31,		Change
Consolidated Net Income	2026	2025	$	%
	(In millions, except per share amounts)
Consolidated operating income	$287.7	$235.8	$51.9	22%
Consolidated interest expense and other income, net	(51.9)	(50.4)	(1.5)	3%
Consolidated provision for income taxes	(62.5)	(51.6)	(10.9)	21%
Consolidated net income	173.3	133.8	39.5	30%
Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.8)	(0.7)	(1.1)	157%
Net income attributable to Equifax	$171.5	$133.1	$38.4	29%
Diluted earnings per common share:
Net income attributable to Equifax	$1.42	$1.06	$0.36	34%
Weighted-average shares used in computing diluted earnings per share	120.8	125.1

Consolidated net income increased by $39.5 million for the first quarter of 2026 compared to the same period in 2025. The increase for the first quarter of 2026 is primarily due to increased operating income, partially offset by higher income tax expense.

Segment Financial Results

Workforce Solutions

	Three Months Ended March 31,		Change
Workforce Solutions	2026	2025	$	%
	(In millions)
Operating revenue:
Verification Services	$571.4	$502.2	$69.2	14%
Employer Services	111.7	116.4	(4.7)	(4)%
Total operating revenue	$683.1	$618.6	$64.5	10%
% of consolidated revenue	41%	43%
Total operating income	$309.4	$264.1	$45.3	17%
Operating margin	45.3%	42.7%		2.6	pts

Workforce Solutions revenue increased by 10% in the first quarter of 2026 compared to the same period in 2025. The increase is due to an increase in both diversified markets and mortgage verticals within Verification Services, partially offset by declines in Employer Services.

Verification Services. Revenue increased by 14% for the first quarter of 2026 compared to the same period in 2025. The increase in revenue is primarily due to growth in the government, mortgage and talent solutions verticals.

Employer Services. Revenue decreased by 4% in the first quarter of 2026 compared to the same period in 2025. The decrease for the first quarter of 2026 is primarily due to lower revenue from our ACA related services, partially offset by higher I-9 and onboarding services.

Workforce Solutions Operating Margin. Operating margin increased to 45.3% for the first quarter of 2026 from 42.7% for the first quarter of 2025. The increased margin is due to the aforementioned increase in revenue.

USIS

	Three Months Ended March 31,		Change
U.S. Information Solutions	2026	2025	$	%
	(In millions)
Operating revenue:
Online Information Solutions	$553.7	$448.1	$105.6	24%
Financial Marketing Services	51.9	51.8	0.1	—%
Total operating revenue	$605.6	$499.9	$105.7	21%
% of consolidated revenue	37%	35%
Total operating income	$122.3	$105.7	$16.6	16%
Operating margin	20.2%	21.1%		(0.9)	pts

U.S. Information Solutions revenue increased by 21% for the first quarter of 2026 compared to the same period in 2025. The increase is due to growth in Online Information Solutions which is due to growth in mortgage revenue primarily due to product pricing and higher volumes, as well as growth in diversified markets revenue.

Online Information Solutions. Revenue increased by 24% for the first quarter of 2026 compared to the same period in 2025. The increase is driven by growth in mortgage related services, primarily due to product pricing and higher volumes, as well as growth in consumer solutions revenue and diversified markets online services.

Financial Marketing Services. Revenue was flat for the first quarter of 2026 compared to the same period in 2025.

USIS Operating Margin. USIS operating margin decreased to 20.2% for the first quarter of 2026 from 21.1% for the first quarter of 2025. The margin decrease is primarily due to an increase in mortgage related royalty costs, partially offset by the aforementioned increase in revenue.

International

	Three Months Ended March 31,		Change
International	2026	2025	$		%
	(In millions)
Operating revenue:
Latin America	$102.7	$94.2	$8.5		9%
Europe	94.0	86.6	7.4		9%
Asia Pacific	92.6	79.7	12.9		16%
Canada	70.9	63.0	7.9		12%
Total operating revenue	$360.2	$323.5	$36.7		11%
% of consolidated revenue	22%	22%
Total operating income	$34.1	$25.4	$8.7		34%
Operating margin	9.5%	7.8%		1.7	pts

International revenue increased by 11% in the first quarter of 2026 compared to the same period in 2025. On a local currency basis, revenue increased by 4% in the first quarter of 2026, driven by local currency growth in Asia Pacific, Canada, Latin America and Europe. Local currency fluctuations against the U.S. dollar positively impacted revenue by $22.3 million, or 7%, for the first quarter of 2026.

Latin America. On a local currency basis, revenue increased by 4% for the first quarter of 2026 compared to the same period in 2025. The increase in revenue is primarily due to local currency growth in Paraguay, Chile and Argentina. Local currency fluctuations against the U.S. dollar positively impacted revenue by $4.8 million, or 5%, for the first quarter of 2026. Reported revenue increased by 9% for the first quarter of 2026 compared to the same period in 2025.

Europe. On a local currency basis, revenue increased by 1% for the first quarter of 2026 compared to the same period in 2025. The increase is primarily due to growth in the consumer credit reporting businesses in the U.K. and Spain, partially offset by declines in the debt services and direct to consumer businesses in the U.K. Local currency fluctuations against the U.S. dollar positively impacted revenue by $6.6 million, or 8%, for the first quarter of 2026. Reported revenue increased 9% for the first quarter of 2026 compared to the same period in 2025.

Asia Pacific. On a local currency basis, revenue increased by 6% for the first quarter of 2026 compared to the same period in 2025. The increase is primarily driven by growth in the commercial and identity and fraud businesses in Australia. Local currency fluctuations against the U.S. dollar positively impacted revenue by $7.9 million, or 10%, for the first quarter of 2026. Reported revenue increased by 16% for the first quarter of 2026 compared to the same period in 2025.

Canada. On a local currency basis, revenue increased by 8% for the first quarter of 2026 compared to the same period in 2025. The increase is primarily driven by growth in the direct to consumer and consumer credit reporting businesses. Local currency fluctuations against the U.S. dollar positively impacted revenue by $3.0 million, or 4%, for the first quarter of 2026. Reported revenue increased by 12% for the first quarter of 2026 compared to the same period in 2025.

International Operating Margin. Operating margin increased to 9.5% for the first quarter of 2026 from 7.8% for the first quarter of 2025. The increase in margin for the first quarter of 2026 is primarily due to the aforementioned increase in revenue.

General Corporate Expense

	Three Months Ended March 31,		Change
General Corporate Expense	2026	2025	$	%
	(In millions)
General corporate expense	$178.1	$159.4	$18.7	12%

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

General corporate expense increased by $18.7 million for the first quarter of 2026 compared to the same period in 2025. The increase is primarily due to higher people costs, which was primarily due to higher incentive plan costs, and higher professional fees.

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

Funds generated by operating activities, our $1.5 billion five year unsecured revolving credit facility ("Revolver") and related commercial paper ("CP") program, more fully described below, are our most significant sources of liquidity. At March 31, 2026, we had $183.4 million in cash and cash equivalents, as well as $0.5 billion available to borrow under our Revolver.

Sources and Uses of Cash

We believe that our existing cash balance, liquidity available from our CP and Revolver, cash generated from ongoing operations and continued access to public or private debt markets will be sufficient to satisfy cash requirements over the next 12 months and beyond. While there was no significant change in our cash requirements as of March 31, 2026 compared to December 31, 2025, we have utilized existing CP capacity, together with cash from operating activities, to meet our current obligations.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of March 31, 2026, we held $158.1 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2026	2025	2026 vs. 2025
	(In millions)
Operating activities	$241.9	$223.9	$18.0
Investing activities	$(120.4)	$(107.2)	$(13.2)
Financing activities	$(117.7)	$(95.8)	$(21.9)

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2026 increased by $18.0 million compared to the prior year period primarily due to increased net income, partially offset by changes in our working capital position.

Investing Activities

Capital Expenditures

	Three Months Ended March 31,		Change
Net cash used in:	2026	2025	2026 vs. 2025
	(In millions)
Capital expenditures*	$(120.4)	$(107.2)	$(13.2)
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

Capital expenditures paid in the first three months of 2026 increased by $13.2 million from the same period in 2025 primarily due to higher capitalized software costs and spending on technology infrastructure as compared to the first quarter of 2025.
Financing Activities

Borrowings and Credit Facility Availability

	Three Months Ended March 31,		Change
Net cash used in:	2026	2025	2026 vs. 2025
	(In millions)
Net short-term borrowings (payments)	$214.9	$(48.1)	$263.0
Payments on long-term debt	$(1.4)	$—	$(1.4)

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

As of March 31, 2026, there were $1.3 million of letters of credit outstanding, no outstanding borrowings under the Revolver and $958.5 million of outstanding CP notes. Availability under the Revolver was $0.5 billion at March 31, 2026.

At March 31, 2026, approximately 82% of our debt was fixed-rate debt and 18% was variable-rate debt. Our variable-rate debt consists of outstanding amounts under our CP program. The interest rates reset periodically, depending on the terms of the respective financing agreements. At March 31, 2026, the interest rate on our variable-rate debt ranged from 3.87% to 4.18%.

Borrowing and Repayment Activity

We primarily borrow under our CP program and Revolver as needed and as availability allows.

Net short-term payments primarily represent net borrowings or repayments of outstanding amounts under our CP program.

There were no borrowings on long-term debt for the first three months of 2026 or 2025. There were $1.4 million of payments on long-term debt for the first three months of 2026 and there were no payments on long-term debt for the first three months of 2025.

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
As of March 31, 2026, we were in compliance with all of our debt covenants.

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

 For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2025 Form 10-K.

Equity Transactions

	Three Months Ended March 31,		Change
Net cash (used in) provided by:	2026	2025	2026 vs. 2025
	(In millions)
Treasury stock repurchases	$(260.0)	$—	$(260.0)
Dividends paid to Equifax shareholders	$(67.1)	$(48.5)	$(18.6)
Proceeds from exercise of stock options and employee stock purchase plan	$10.4	$12.3	$(1.9)
Payment of taxes related to settlement of equity awards	$(14.5)	$(11.5)	$(3.0)

Sources and uses of cash related to equity during the three months ended March 31, 2026 and 2025 were as follows:

-    On April 21, 2025, the Board of Directors terminated the existing share repurchase authorization and approved an authorization to repurchase up to $3 billion of shares of common stock. During the first three months of 2026, we repurchased 1,344,615 shares of our common stock on the open market. As of March 31, 2026, approximately $1.8 billion was available for future purchases of common stock under our share repurchase authorization. During the first three months of 2025, we did not repurchase any shares of our common stock on the open market.

-    On February 25, 2026, the Board of Directors approved an increase in our quarterly cash dividend to $0.56 per share beginning in the first quarter of 2026. We paid cash dividends to Equifax shareholders of $67.1 million, or $0.56 per share, during the three months ended March 31, 2026. We paid cash dividends to Equifax shareholders of $48.5 million, or $0.39 per share, during the three months ended March 31, 2025.

-    We received cash of $10.4 million and $12.3 million during the first three months of 2026 and 2025, respectively, from the exercise of stock options and the employee stock purchase plan.

-    We paid taxes of $14.5 million and $11.5 million related to the settlement of equity awards during the first three months of 2026 and 2025, respectively.

Contractual Obligations, Commercial Commitments and Other Contingencies

Our contractual obligations and commercial commitments have not changed materially from those reported in our 2025 Form 10-K. For additional information about certain obligations and contingencies, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Off-Balance Sheet Arrangements

There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2025 Form 10-K.

Benefit Plans

At December 31, 2025, our U.S. Retirement Income Plan met or exceeded ERISA’s minimum funding requirements. In the future, we expect to make minimum funding contributions as required and may make discretionary contributions, depending on certain circumstances, including market conditions and our liquidity needs. We believe additional funding contributions, if any, would not prevent us from continuing to meet our liquidity needs, which are primarily funded from cash flows generated by operating activities, available cash and cash equivalents, our CP program and our Revolver.

For our non-U.S. tax-qualified retirement plans, we fund an amount sufficient to meet minimum funding requirements but no more than allowed as a tax deduction pursuant to applicable tax regulations. For our non-qualified supplementary retirement plans, we fund the benefits as they are paid to retired participants, but accrue the associated expense and liabilities in accordance with U.S. GAAP.

For additional information about our benefit plans, see Note 9 of the Notes to Consolidated Financial Statements in our 2025 Form 10-K.

Foreign Currency

Argentina experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as a highly inflationary economy which resulted in the recognition of a foreign currency gain of $0.2 million and a foreign currency loss of $0.5 million that were recorded in Other income, net in our Consolidated Statements of Income during the three months ended March 31, 2026 and March 31, 2025, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2025 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in conformity with U.S. GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The “Application of Critical Accounting Policies and Estimates” section in the MD&A, and Note 1 of the Notes to Consolidated Financial Statements, in our 2025 Form 10-K describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2025 Form 10-K. There were no material changes to our market risk exposure during the three months ended March 31, 2026.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

FCRA Litigation

On August 3, 2022, a lawsuit was filed against us in the U.S. District Court for the Northern District of Georgia alleging violations of certain sections of the FCRA in connection with a previously-disclosed coding issue which impacted how some credit scores were calculated during a three-week period. The complaint seeks certification of a class of consumers whose scores were impacted and unspecified monetary damages, costs and attorneys’ fees. We dispute the allegations in the complaint and intend to defend against the claims.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2025 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2026:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
January 1 - January 31, 2026	144,826	$213.65	144,311	$2,041,770,525
February 1 - February 28, 2026	608,045	$194.70	536,356	$1,937,342,012
March 1 - March 31, 2026	663,957	$187.87	663,948	$1,812,606,101
Total	1,416,828		1,344,615	$1,812,606,101

(1)On April 21, 2025, the Board of Directors terminated the existing share repurchase authorization and approved an authorization to repurchase up to $3 billion of shares of common stock (the "Repurchase Program"). The total number of shares purchased includes, if applicable: (a) shares purchased pursuant to our publicly-announced share repurchase program. The total number of shares purchased for the quarter includes, if applicable: (a) shares purchased pursuant to our publicly-announced share repurchase program (144,311 shares for the month of January 2026, 536,356 shares for the month of February 2026, and 663,948 shares for the month of March 2026); and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock (515 shares for the month of January 2026, 71,689 shares for the month of February 2026, and 9 shares for the month of March 2026).

(2)Average price paid per share for shares purchased as part of the Repurchase Program (excludes brokerage commissions and excise taxes).

(3)We purchased $260.0 million of shares of common stock during the three months ended March 31, 2026. At March 31, 2026, approximately $1.8 billion was available for future purchases of common stock under the Repurchase Program. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans of Directors and Executive Officers

During the quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1*	Form of Restricted Stock Unit Award Agreement (CEO) under the Equifax Inc. 2023 Omnibus Incentive Plan (for awards granted in or after February 2026)
10.2*	Form of Performance Share Award Agreement (Adjusted EBITDA) (CEO) under the Equifax Inc. 2023 Omnibus Incentive Plan (for awards granted in or after February 2026)
10.3*	Form of Restricted Stock Unit Award Agreement (Senior Leadership Team) under the Equifax Inc. 2023 Omnibus Incentive Plan (for awards granted in or after February 2026)
10.4*	Form of Performance Share Award Agreement (Adjusted EBITDA) (Senior Leadership Team) under the Equifax Inc. 2023 Omnibus Incentive Plan (for awards granted in or after February 2026)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equifax Inc.
(Registrant)

Date:	April 21, 2026	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	April 21, 2026		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer
and Chief Operations Officer
(Principal Financial Officer)

Date:	April 21, 2026		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)