Form 10-Q
period 2026-09-30
EQUIFAX INC
filed 2026-10-20
CIK 33185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

On October 9, 2026, there were 117,017,174 shares of the registrant’s common stock outstanding.

EQUIFAX INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2026

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

EQUIFAX INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2026	2025
(In millions, except per share amounts)
Operating revenue	$1,692.5	$1,544.9
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	752.4	663.2
Selling, general and administrative expenses	390.4	434.1
Depreciation and amortization	194.4	183.3
Total operating expenses	1,337.2	1,280.6
Operating income	355.3	264.3
Interest expense	(62.3)	(52.2)
Other income, net	3.8	3.2
Consolidated income before income taxes	296.8	215.3
Provision for income taxes	(83.4)	(53.8)
Consolidated net income	213.4	161.5
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.7)	(1.3)
Net income attributable to Equifax	$211.7	$160.2
Basic earnings per common share:
Net income attributable to Equifax	$1.80	$1.30
Weighted-average shares used in computing basic earnings per share	117.3	123.1
Diluted earnings per common share:
Net income attributable to Equifax	$1.79	$1.29
Weighted-average shares used in computing diluted earnings per share	118.1	124.1
Dividends per common share	$0.56	$0.50

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
(In millions, except per share amounts)
Operating revenue	$5,041.5	$4,523.9
Operating expenses:
Cost of services (exclusive of depreciation and amortization below)	2,293.1	1,984.4
Selling, general and administrative expenses	1,224.0	1,193.2
Depreciation and amortization	567.2	535.3
Total operating expenses	4,084.3	3,712.9
Operating income	957.2	811.0
Interest expense	(177.8)	(158.2)
Other income, net	10.1	9.2
Consolidated income before income taxes	789.5	662.0
Provision for income taxes	(217.7)	(174.1)
Consolidated net income	571.8	487.9
Less: Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(4.7)	(3.4)
Net income attributable to Equifax	$567.1	$484.5
Basic earnings per common share:
Net income attributable to Equifax	$4.78	$3.92
Weighted-average shares used in computing basic earnings per share	118.6	123.7
Diluted earnings per common share:
Net income attributable to Equifax	$4.75	$3.89
Weighted-average shares used in computing diluted earnings per share	119.3	124.7
Dividends per common share	$1.68	$1.39

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,
	2026			2025
	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total
	(In millions)
Net income	$211.7	$1.7	$213.4	$160.2	$1.3	$161.5
Other comprehensive income:
Foreign currency translation adjustment	18.7	(0.1)	18.6	8.5	5.7	14.2
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	0.2	—	0.2	—	—	—
Comprehensive income	$230.6	$1.6	$232.2	$168.7	$7.0	$175.7

	Nine Months Ended September 30,
	2026			2025
	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total	Equifax Shareholders	Noncontrolling Interests including Redeemable Noncontrolling Interests	Total
	(In millions)
Net income	$567.1	$4.7	$571.8	$484.5	$3.4	$487.9
Other comprehensive income:
Foreign currency translation adjustment	75.5	8.3	83.8	171.4	17.4	188.8
Change in unrecognized prior service cost related to our pension and other postretirement benefit plans, net	0.4	—	0.4	—	—	—
Comprehensive income	$643.0	$13.0	$656.0	$655.9	$20.8	$676.7

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except par values)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$192.9	$180.8
Trade accounts receivable, net of allowance for doubtful accounts of $17.9 and $20.2 at September 30, 2026 and December 31, 2025, respectively	1,104.2	1,012.7
Prepaid expenses	147.5	144.2
Other current assets	142.0	74.5
Total current assets	1,586.6	1,412.2
Property and equipment:
Capitalized internal-use software and system costs	3,002.3	3,098.2
Data processing equipment and furniture	230.9	239.3
Land, buildings and improvements	297.8	299.6
Total property and equipment	3,531.0	3,637.1
Less accumulated depreciation and amortization	(1,607.9)	(1,704.7)
Total property and equipment, net	1,923.1	1,932.4

Goodwill	6,809.4	6,745.7
Indefinite-lived intangible assets	94.7	94.8
Purchased intangible assets, net	1,165.8	1,331.3
Other assets, net	357.5	347.8
Total assets	$11,937.1	$11,864.2
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$157.7	$1,038.0
Accounts payable	115.3	206.4
Accrued expenses	300.7	276.3
Accrued salaries and bonuses	228.6	286.1
Deferred revenue	112.8	101.2
Other current liabilities	544.7	427.4
Total current liabilities	1,459.8	2,335.4
Long-term debt	5,049.0	4,055.3
Deferred income tax liabilities, net	459.9	390.8
Long-term pension and other postretirement benefit liabilities	100.9	103.4
Other long-term liabilities	253.4	241.1
Total liabilities	7,323.0	7,126.0
Commitments and Contingencies (see Note 6)
Redeemable noncontrolling interests	120.8	114.4
Equifax shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 10.0; Issued shares - none	—	—
Common stock, $1.25 par value: Authorized shares - 300.0; Issued shares - 189.3 at September 30, 2026 and December 31, 2025; Outstanding shares - 117.1 and 120.4 at September 30, 2026 and December 31, 2025, respectively	236.6	236.6
Paid-in capital	2,100.5	2,023.4
Retained earnings	6,811.9	6,445.1
Accumulated other comprehensive loss	(441.2)	(517.1)
Treasury stock, at cost, 71.6 shares and 68.3 shares at September 30, 2026 and December 31, 2025, respectively	(4,229.1)	(3,577.8)
Stock held by employee benefits trusts, at cost, 0.6 shares at September 30, 2026 and December 31, 2025	(5.9)	(5.9)
Total Equifax shareholders’ equity	4,472.8	4,604.3
Noncontrolling interests	20.5	19.5
Total shareholders' equity	4,493.3	4,623.8
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$11,937.1	$11,864.2

 See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Operating activities:
Consolidated net income	$571.8	$487.9
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	572.6	540.8
Stock-based compensation expense	74.5	63.9
Deferred income taxes	73.5	29.6
Gain on sale of equity investment	—	(0.8)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(91.7)	(45.6)
Other assets, current and long-term	(95.7)	(10.3)
Current and long term liabilities, excluding debt	37.1	79.4
Cash provided by operating activities	1,142.1	1,144.9
Investing activities:
Capital expenditures	(378.9)	(351.4)
Cash received from divestitures	—	0.8
Cash used in investing activities	(378.9)	(350.6)
Financing activities:
Net short-term payments	(604.8)	(204.1)
Payments on long-term debt	(276.4)	—
Proceeds from issuance of long-term debt	998.1	1.7
Treasury stock purchases	(652.0)	(427.4)
Payment of share repurchase excise tax	(8.3)	—
Dividends paid to Equifax shareholders	(199.4)	(172.0)
Distributions paid to noncontrolling interests	(5.6)	(6.2)
Proceeds from exercise of stock options and employee stock purchase plan	23.8	38.1
Payment of taxes related to settlement of equity awards	(15.7)	(13.6)
Debt issuance costs	(7.9)	—
Cash used in financing activities	(748.2)	(783.5)
Effect of foreign currency exchange rates on cash and cash equivalents	(2.9)	8.3
Increase in cash and cash equivalents	12.1	19.1
Cash and cash equivalents, beginning of period	180.8	169.9
Cash and cash equivalents, end of period	$192.9	$189.0

See Notes to Consolidated Financial Statements.

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Three Months Ended September 30, 2026

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts		Total Shareholders' Equity
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests
	(In millions, except per share amounts)
Balance, June 30, 2026	117.6	$236.6	$2,082.7	$6,666.3	$(460.1)	$(4,139.4)	$(5.9)	$18.2	$4,398.4
Net income	—	—	—	211.7	—	—	—	2.0	213.7
Other comprehensive income	—	—	—	—	18.9	—	—	0.3	19.2
Shares issued under stock and benefit plans, net of minimum tax withholdings	—	—	3.5	—	—	3.1	—	—	6.6
Treasury stock purchased under share repurchase program, including brokerage commissions and excise taxes*	(0.5)	—	—	—	—	(92.8)	—	—	(92.8)
Cash dividends ($0.56 per share)	—	—	—	(66.1)	—	—	—	—	(66.1)
Dividends paid to employee benefits trusts	—	—	0.3	—	—	—	—	—	0.3
Stock-based compensation expense	—	—	14.0	—	—	—	—	—	14.0
Balance, September 30, 2026	117.1	$236.6	$2,100.5	$6,811.9	$(441.2)	$(4,229.1)	$(5.9)	$20.5	$4,493.3

* At September 30, 2026, approximately $1.4 billion was available for future purchases of common stock under our share repurchase authorization.

For the Three Months Ended September 30, 2025

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts		Total Shareholders' Equity
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests
	(In millions, except per share amounts)
Balance, June 30, 2025	123.8	$236.6	$1,975.3	$6,231.9	$(559.8)	$(2,774.6)	$(5.9)	$16.2	$5,119.7
Net income	—	—	—	160.2	—	—	—	1.4	161.6
Other comprehensive income	—	—	—	—	8.5	—	—	1.1	9.6
Shares issued under stock and benefit plans, net of minimum tax withholdings	—	—	10.4	—	—	3.0	—	—	13.4
Treasury stock purchased under share repurchase program, including brokerage commissions and excise taxes	(1.2)	—	—	—	—	(302.8)	—	—	(302.8)
Cash dividends ($0.50 per share)	—	—	—	(61.8)	—	—	—	—	(61.8)
Dividends paid to employee benefits trusts	—	—	0.3	—	—	—	—	—	0.3
Stock-based compensation expense	—	—	17.2	—	—	—	—	—	17.2
Balance, September 30, 2025	122.6	$236.6	$2,003.2	$6,330.3	$(551.3)	$(3,074.4)	$(5.9)	$18.7	$4,957.2

EQUIFAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(Unaudited)

For the Nine Months Ended September 30, 2026

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
	(In millions, except per share amounts)
Balance, December 31, 2025	120.4	$236.6	$2,023.4	$6,445.1	$(517.1)	$(3,577.8)	$(5.9)	$19.5	$4,623.8
Net income	—	—	—	567.1	—	—	—	5.3	572.4
Other comprehensive income	—	—	—	—	75.9	—	—	1.3	77.2
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	1.7	—	—	6.5	—	—	8.2
Treasury stock purchased under share repurchase program, including brokerage commissions and excise taxes*	(3.6)	—	—	—	—	(657.8)	—	—	(657.8)
Cash dividends ($1.68 per share)	—	—	—	(200.3)	—	—	—	—	(200.3)
Dividends paid to employee benefits trusts	—	—	0.9	—	—	—	—	—	0.9
Stock-based compensation expense	—	—	74.5		—	—	—	—	74.5
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(5.6)	(5.6)
Balance, September 30, 2026	117.1	$236.6	$2,100.5	$6,811.9	$(441.2)	$(4,229.1)	$(5.9)	$20.5	$4,493.3

* At September 30, 2026, approximately $1.4 billion was available for future purchases of common stock under our share repurchase authorization.

For the Nine Months Ended September 30, 2025

	Equifax Shareholders
					Accumulated Other Comprehensive Loss		Stock Held By Employee Benefits Trusts
	Common Stock
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
	(In millions, except per share amounts)
Balance, December 31, 2024	124.0	$236.6	$1,915.2	$6,018.6	$(722.7)	$(2,644.9)	$(5.9)	$17.5	$4,814.4
Net income	—	—	—	484.5	—	—	—	3.7	488.2
Other comprehensive income	—	—	—	—	171.4	—	—	1.7	173.1
Shares issued under stock and benefit plans, net of minimum tax withholdings	0.3	—	23.3	—	—	1.4	—	—	24.7
Treasury stock purchased under share repurchase program, including brokerage commissions and excise taxes	(1.7)	—	—	—	—	(430.9)	—	—	(430.9)
Cash dividends ($1.39 per share)	—	—	—	(172.8)	—	—	—	—	(172.8)
Dividends paid to employee benefits trusts	—	—	0.8	—	—	—	—	—	0.8
Stock-based compensation expense	—	—	63.9	—	—	—	—	—	63.9
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4.2)	(4.2)
Balance, September 30, 2025	122.6	$236.6	$2,003.2	$6,330.3	$(551.3)	$(3,074.4)	$(5.9)	$18.7	$4,957.2

Accumulated Other Comprehensive Loss consists of the following components:

	September 30, 2026	December 31, 2025
	(In millions)
Foreign currency translation	$(437.5)	$(513.0)
Unrecognized prior service cost related to our pension and other postretirement benefit plans, net of accumulated tax of $1.0 million and $1.1 million at September 30, 2026 and December 31, 2025, respectively.	(3.0)	(3.4)
Cash flow hedging transactions, net of tax of $0.4 million and $0.5 million at September 30, 2026 and December 31, 2025, respectively.	(0.7)	(0.7)
Accumulated other comprehensive loss	$(441.2)	$(517.1)
See Notes to Consolidated Financial Statements.

EQUIFAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the terms Equifax, the Company, we, our and us refer to Equifax Inc., a Georgia corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Equifax Inc.

Nature of Operations.  We collect, organize and manage various types of financial, demographic, employment, criminal justice data and marketing information. Our products and services enable businesses to make credit and service decisions, manage their portfolio risk, automate or outsource certain payroll-related, tax and human resources business processes and develop marketing strategies concerning consumers and commercial enterprises. We serve customers across a wide range of industries, including the financial services, mortgage, retail, telecommunications, utilities, automotive, brokerage, healthcare and insurance industries, as well as government agencies. We also enable consumers to manage and protect their financial health through a portfolio of products offered directly to consumers. As of September 30, 2026, we operated in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the United Kingdom ("U.K."), Uruguay and the United States of America ("U.S."). We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Weighted-average shares outstanding (basic)	117.3	123.1	118.6	123.7
Effect of dilutive securities:
Stock options and restricted stock units	0.8	1.0	0.7	1.0
Weighted-average shares outstanding (diluted)	118.1	124.1	119.3	124.7

For the three and nine months ended September 30, 2026, 1.0 million stock options were anti-dilutive and therefore excluded from this calculation. For the three and nine months ended September 30, 2025, stock options that were anti-dilutive were not material.

Financial Instruments.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying amounts of these items, other than long-term debt, approximate their fair market values due to the short-term nature of these instruments. The fair value of our fixed-rate debt is determined using Level 2 inputs such as quoted market prices for publicly traded instruments, and for non-publicly traded instruments, through valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk. As of September 30, 2026 and December 31, 2025, the fair value of our long-term debt, including the current portion, based on observable inputs was $4.8 billion and $4.3 billion, respectively, compared to its carrying value of $5.1 billion and $4.4 billion, respectively.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We did not complete any acquisitions during the nine months ended September 30, 2026.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at cost and are due in less than a year. Significant payment terms for customers are identified in the contract. We do not recognize interest income on our trade accounts receivable. Additionally, we generally do not require collateral from our customers related to our trade accounts receivable.

The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivables. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition and adjusted based upon our expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. We reassess the adequacy of the allowance for doubtful accounts each reporting period. Increases to the allowance for doubtful accounts are recorded as bad debt expense, which is included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income. Below is a rollforward of our allowance for doubtful accounts for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Allowance for doubtful accounts, beginning of period	$20.5	$18.8	$20.2	$16.9
Current period bad debt expense	7.2	8.0	28.5	27.3
Write-offs, net of recoveries	(9.8)	(7.5)	(30.8)	(24.9)
Allowance for doubtful accounts, end of period	$17.9	$19.3	$17.9	$19.3

Other Current Assets. Other current assets on our Consolidated Balance Sheets primarily include an insurance receivable for a legal settlement associated with the resolution of claims related to a previously-disclosed coding issue that are reimbursable and probable of recovery under our insurance coverage. As of September 30, 2026, the Company has recorded a receivable of $60.0 million. Other current assets also include amounts receivable from tax authorities and amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2026, these assets were $27.5 million, with a corresponding balance in other current liabilities. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

Other Assets.  Other assets on our Consolidated Balance Sheets primarily represent our investments in unconsolidated affiliates, the Company’s operating lease right-of-use assets, employee benefit trust assets, assets related to life insurance policies covering certain officers of the Company and long-term deferred tax assets.

Other Current Liabilities. Other current liabilities on our Consolidated Balance Sheets consist of an accrual for a legal settlement associated with the resolution of claims related to a previously-disclosed coding issue. As of September 30, 2026, the Company has recorded an accrual of $100 million. Other current liabilities also consist of the current portion of our operating lease liabilities and various accrued liabilities such as accrued royalty and revenue share expense, accrued interest expense, income taxes payable, accrued employee benefits, and accrued insurance expense. Other current liabilities also include the offset to other current assets related to amounts in specifically designated accounts that hold the funds that are due to customers from our debt collection and recovery management services. As of September 30, 2026, these funds were $27.5 million. These amounts are restricted as to their current use and will be released according to the specific customer agreements.

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

The Company's redeemable noncontrolling interests activities for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Redeemable noncontrolling interests:	2026	2025	2026	2025
	(In millions)
Redeemable noncontrolling interests, beginning of period	$121.5	$116.1	$114.4	$105.2
Net loss attributable to redeemable noncontrolling interest	(0.3)	(0.1)	(0.6)	(0.3)
Dividends paid to redeemable noncontrolling interests	—	(2.0)		(2.0)
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(0.4)	4.6	7.0	15.7
Redeemable noncontrolling interests, end of period	$120.8	$118.6	$120.8	$118.6

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

Income Statement — Reporting Comprehensive Income. In November 2024, the FASB issued ASU No. 2024-03 "Disaggregation of Income Statement Expenses." The update requires public business entities to disclose in a tabular format, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. Specified expenses, gains and losses that are already disclosed under existing U.S. GAAP are also required to be included in the disaggregated income statement expense line-item disclosures and any remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required annually. The ASU is effective for public entities for annual periods with fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Public entities are required to adopt the ASU prospectively. However, public entities are permitted to apply the amendments in the ASU retrospectively. We are still evaluating the impact on our financial statement disclosures.

2. REVENUE

Revenue Recognition. Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, we disaggregate revenue as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2026	2025	$	%	2026	2025	$	%
	(In millions)				(In millions)
Verification Services	$603.2	$553.6	$49.6	9%	$1,782.2	$1,622.9	$159.3	10%
Employer Services	90.7	95.8	(5.1)	(5)%	300.2	307.2	(7.0)	(2)%
Total Workforce Solutions	693.9	649.4	44.5	7%	2,082.4	1,930.1	152.3	8%
Online Information Solutions	529.7	467.5	62.2	13%	1,628.8	1,373.5	255.3	19%
Financial Marketing Services	69.4	62.7	6.7	11%	187.5	178.1	9.4	5%
Total U.S. Information Solutions	599.1	530.2	68.9	13%	1,816.3	1,551.6	264.7	17%
Latin America	114.1	102.1	12.0	12%	325.7	295.8	29.9	10%
Europe	105.5	102.3	3.2	3%	300.6	288.0	12.6	4%
Asia Pacific	107.7	90.1	17.6	20%	299.9	255.1	44.8	18%
Canada	72.2	70.8	1.4	2%	216.6	203.3	13.3	7%
Total International	399.5	365.3	34.2	9%	1,142.8	1,042.2	100.6	10%
Total operating revenue	$1,692.5	$1,544.9	$147.6	10%	$5,041.5	$4,523.9	$517.6	11%

Remaining Performance Obligation – We have elected to disclose only the remaining performance obligations for those contracts with an expected duration of greater than one year and do not disclose the value of remaining performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice. We expect to recognize as revenue the following amounts related to our remaining performance obligations as of September 30, 2026, inclusive of foreign exchange impact:

Performance Obligation	Amount
(In millions)
Less than 1 year	$34.8
1 to 3 years	48.5
3 to 5 years	34.3
Thereafter	18.9
Total remaining performance obligation	$136.5

3. ACQUISITIONS AND INVESTMENTS

We did not complete any acquisitions during the three and nine months ended September 30, 2026 and 2025.

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

Changes in the amount of goodwill for the nine months ended September 30, 2026 are as follows:

	Workforce Solutions	U.S. Information Solutions	International	Total

Balance, December 31, 2025	$2,574.1	$2,006.2	$2,165.4	$6,745.7
Adjustments to initial purchase price allocation	(1.7)	—	—	(1.7)
Foreign currency translation	—	—	65.4	65.4
Balance, September 30, 2026	$2,572.4	$2,006.2	$2,230.8	$6,809.4

Indefinite-Lived Intangible Assets.  Indefinite-lived intangible assets consist of indefinite-lived reacquired rights representing the value of rights which we had granted to various affiliate credit reporting agencies that were reacquired in the U.S. and Canada. At the time we acquired these agreements, they were considered perpetual in nature under the accounting guidance in place at that time and, therefore, the useful lives are considered indefinite. Indefinite-lived intangible assets are not amortized. We are required to test indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that there may be an impairment of the asset value. We perform our annual indefinite-lived intangible asset impairment test as of December 1 each year. Our indefinite-lived intangible asset carrying amounts did not change materially during the nine months ended September 30, 2026.

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

Purchased intangible assets, net, recorded on our Consolidated Balance Sheets at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	(In millions)
Purchased data files	$1,157.9	$(840.7)	$317.2	$1,141.2	$(767.6)	$373.6
Customer relationships	928.2	(572.1)	356.1	922.1	(523.2)	398.9
Proprietary database	643.9	(236.1)	407.8	720.2	(272.6)	447.6
Acquired software and technology	212.9	(162.4)	50.5	215.9	(139.4)	76.5
Trade names, non-compete agreements and other intangible assets	49.0	(14.8)	34.2	49.4	(14.7)	34.7
Total definite-lived intangible assets	$2,991.9	$(1,826.1)	$1,165.8	$3,048.8	$(1,717.5)	$1,331.3

Amortization expense related to purchased intangible assets was $59.9 million and $62.7 million during the three months ended September 30, 2026 and 2025, respectively. Amortization expense related to purchased intangible assets was $183.2 million and $187.5 million during the nine months ended September 30, 2026 and 2025, respectively.

Estimated future amortization expense related to definite-lived purchased intangible assets at September 30, 2026 is as follows:

Years ending December 31,	Amount
(In millions)
2026	$59.2
2027	228.8
2028	167.9
2029	152.7
2030	142.0
Thereafter	415.2
$1,165.8

5. DEBT

Debt outstanding at September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
	(In millions)
Commercial paper ("CP")	$149.0	$762.0
Notes, 3.25%, due June 2026	—	275.0
Notes, 5.10%, due December 2027	750.0	750.0
Notes, 5.10%, due June 2028	700.0	700.0
Debentures, 6.90%, due July 2028	125.0	125.0
Notes, 5.00%, due August 2029	500.0	—
Notes, 4.80%, due September 2029	650.0	650.0
Notes, 3.10%, due May 2030	600.0	600.0
Notes, 2.35%, due September 2031	1,000.0	1,000.0
Notes, 5.65%, due August 2033	500.0	—
Notes, 7.00%, due July 2037	250.0	250.0
Other	8.7	2.2
Total debt	5,232.7	5,114.2
Less short-term debt and current maturities	(157.7)	(1,038.0)
Less unamortized discounts and debt issuance costs	(26.0)	(20.9)
Total long-term debt, net	$5,049.0	$4,055.3

5.00% and 5.65% Senior Notes. In July 2026, we issued $500.0 million in aggregate principal amount of 5.00% three-year Senior Notes due 2029 (the "2029 Notes") and $500.0 million in aggregate principal amount of 5.65% seven-year Senior Notes due 2033 (the "2033 Notes") in an underwritten public offering. Interest on the 2029 Notes accrues at a rate of 5.00% per year and interest on the 2033 Notes accrues at a rate of 5.65% per year and is payable semi-annually in arrears on February 15 and August 15 of each year. The net proceeds of the sale of the 2029 and 2033 Notes were ultimately used for the repayment of borrowings under our CP program. We must comply with various non-financial covenants, including certain limitations on mortgages, liens and sale-leaseback transactions, as well as mergers and sales of substantially all of our assets. The 2029 and 2033 Notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness.

Senior Credit Facility.  We have access to a $2.0 billion five year unsecured revolving credit facility (the “Revolver”). The termination date with respect to $1.9 billion of the Revolver commitments is August 25, 2029; the termination date with respect to the remaining $100 million of the Revolver commitments is August 25, 2028. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver. As of September 30, 2026, there were $149.0 million of outstanding CP notes, $1.3 million of letters of credit outstanding, and no outstanding borrowings under the Revolver. Availability under the Revolver was $1.8 billion at September 30, 2026.

Commercial Paper Program.  We have a $2.0 billion CP program that has been established through the private placement of CP notes from time-to-time, in which borrowings may bear interest at either a variable or a fixed rate, plus the applicable margin. Maturities of CP can range from overnight to 397 days. Because the CP program is backstopped by our Revolver, the amount of CP which may be issued under the program is reduced by the outstanding face amount of any letters of credit issued and by the outstanding borrowings under our Revolver. At September 30, 2026, there were $149.0 million of outstanding CP notes. We have disclosed the net short-term borrowing activity for the nine months ended September 30, 2026 in the Consolidated Statements of Cash Flows. There were no CP borrowings or payments with a maturity date greater than 90 days and less than 365 days for the nine months ended September 30, 2026 and 2025.

In June 2026, we repaid the $275.0 million outstanding principal on our 3.25% Senior Notes that were issued in May 2016 with CP outstanding.

For additional information about our debt agreements, see Note 5 of the Notes to Consolidated Financial Statements in our 2025 Form 10-K.

6. COMMITMENTS AND CONTINGENCIES

Inquiry Disputes Litigation

Equifax has been named as a defendant in four related class action lawsuits pending in federal courts across the country concerning inquiry disputes on consumers’ credit files. In January 2026, Equifax and the plaintiffs’ attorneys who filed the lawsuits reached an agreement in principle to settle the claims at issue on a nationwide and class-wide basis. The parties have filed a notice of settlement with one federal court and provided the same notice in other pending lawsuits. In August 2026, the district court preliminarily approved the settlement and scheduled a final approval hearing for December 2026. If the settlement is not ultimately approved by the court, Equifax believes it has valid defenses to each of these actions and will continue to defend against them. We accrued an estimate of $30.0 million related to these matters in the fourth quarter of 2025, which represents our best estimate of the liability related to global settlement of these matters.

FCRA Litigation

On August 3, 2022, a lawsuit was filed against us in the U.S. District Court for the Northern District of Georgia alleging violations of certain sections of the Fair Credit Reporting Act (“FCRA”) in connection with a previously-disclosed coding issue which impacted how some credit scores were calculated during a three-week period. In June 2026, Equifax and the plaintiffs’ attorneys who filed the lawsuit reached an agreement in principle to settle the claims at issue on a nationwide and class-wide basis, and plaintiffs moved for settlement approval in August 2026. The district court has since preliminarily approved the settlement, and a final approval hearing has been scheduled for January 2027. If the settlement is not ultimately approved by the court, Equifax believes it has valid defenses to this action and will continue to defend against the action. We accrued an estimate of $100.0 million related to this matter in the second quarter of 2026, which represents our best estimate of the liability related to settlement of this matter, and net of an insurance receivable of $60.0 million that we recorded for this matter, resulted in a charge of $40.0 million.

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

Guarantees and General Indemnifications

We will from time to time issue standby letters of credit, performance or surety bonds or other guarantees in the normal course of business. The aggregate notional amount of all standby letters of credit, performance bonds and surety bonds is not material at September 30, 2026 and these instruments generally have a remaining maturity of one year or less. We may issue other guarantees in the ordinary course of business. The maximum potential future payments we could be required to make under the guarantees is not material at September 30, 2026. We have agreed to guarantee the liabilities and performance obligations (some of which have limitations) of a certain debt collections and recovery management subsidiary under its commercial agreements.

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

7. INCOME TAXES

Effective Tax Rate

Our effective income tax rate was 28.1% for the three months ended September 30, 2026 compared to 25.0% for the three months ended September 30, 2025. Our effective income tax rate was 27.6% for the nine months ended September 30, 2026 compared to 26.3% for the nine months ended September 30, 2025. Our effective income tax rate was higher for each comparative period in 2026 due to more favorable discrete benefits recorded in 2025, none of which were individually material.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine months ended September 30, 2026 are as follows:

	Foreign currency translation adjustment	Pension and other postretirement benefit plans	Cash flow hedging transactions	Total
	(In millions)
Balance, December 31, 2025	$(513.0)	$(3.4)	$(0.7)	$(517.1)
Other comprehensive income	75.5	0.4	—	75.9
Balance, September 30, 2026	$(437.5)	$(3.0)	$(0.7)	$(441.2)

The change in accumulated other comprehensive loss related to noncontrolling interests including redeemable noncontrolling interests was an increase of $8.3 million and $17.4 million for the nine months ended September 30, 2026 and 2025, respectively, related to foreign currency translation adjustments.

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
During the twelve months ended December 31, 2025, we recorded $49.9 million of restructuring charges, all of which were recorded in selling, general and administrative expenses within our Consolidated Statements of Income. These charges were recorded to general corporate expense and resulted from our continuing efforts to realign our internal resources to support the Company’s global strategic objectives and primarily relate to reductions in headcount, as well as contract terminations and associated costs, which resulted from our efforts to complete our cloud technology transformation. As of September 30, 2026, $38.8 million of the 2025 restructuring charges have been paid.

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

Segment information for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30, 2026
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$693.9	$599.1	$399.5	$1,692.5

Less: (1)
Cost of services	256.7	288.7	174.5	719.9
Selling, general and administrative expenses	80.6	99.0	109.3	288.9
Depreciation and amortization expenses	50.3	66.0	52.6	168.9
Operating Income	$306.3	$145.4	$63.1	$514.8

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(159.5)
Other income, net				3.8
Interest expense (3)				(62.3)
Consolidated income before income taxes				$296.8

	Three Months Ended September 30, 2025
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$649.4	$530.2	$365.3	$1,544.9

Less: (1)
Cost of services	237.9	239.8	157.4	635.1
Selling, general and administrative expenses	79.8	104.3	102.1	286.2
Depreciation and amortization expenses	47.2	62.8	48.1	158.1
Operating Income	$284.5	$123.3	$57.7	$465.5

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(201.2)
Other income, net				3.2
Interest expense (3)				(52.2)
Consolidated income before income taxes				$215.3

	Nine Months Ended September 30, 2026
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$2,082.4	$1,816.3	$1,142.8	$5,041.5

Less: (1)
Cost of services	764.5	917.5	510.5	2,192.5
Selling, general and administrative expenses	238.2	304.4	330.9	873.5
Depreciation and amortization expenses	147.3	188.8	157.9	494.0
Operating Income	$932.4	$405.6	$143.5	$1,481.5

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(524.3)
Other income, net				10.1
Interest expense (3)				(177.8)
Consolidated income before income taxes				$789.5

	Nine Months Ended September 30, 2025
	Workforce Solutions	U.S. Information Solutions	International	Total
	(In millions)
Operating Revenue	$1,930.1	$1,551.6	$1,042.2	$4,523.9

Less: (1)
Cost of services	703.6	706.6	481.4	1,891.6
Selling, general and administrative expenses	234.0	309.3	301.2	844.5
Depreciation and amortization expenses	136.5	188.8	137.9	463.2
Operating Income	$856.0	$346.9	$121.7	$1,324.6

Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated amounts:
General corporate expense (2)				$(513.6)
Other income, net				9.2
Interest expense (3)				(158.2)
Consolidated income before income taxes				$662.0

(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the Chief Operating Decision Maker ("CODM").
(2)General corporate expenses include corporate depreciation and amortization expenses that are not related to a specific business unit and are incurred at the corporate level, as well as unallocated costs incurred at the corporate level and those expenses impacted by the overall management and strategic choices of the company, including shared services overhead, technology, security, data and analytics, administrative, legal, restructuring charges to the extent reported in the period, and a portion of management incentive compensation determined by total company-wide performance.
(3)Interest expense includes interest incurred on our outstanding debt agreements.

	September 30,	December 31,
Total assets:	2026	2025
	(in millions)
Workforce Solutions	$4,081.6	$4,067.6
U.S. Information Solutions	3,280.4	3,354.1
International	3,734.4	3,629.2
General Corporate	840.7	813.3
Total assets	$11,937.1	$11,864.2

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital expenditures:	2026	2025	2026	2025
	(in millions)
Workforce Solutions	$29.2	$25.7	$86.4	$71.9
U.S. Information Solutions	27.0	25.5	78.2	76.9
International	28.3	35.8	83.4	97.4
General Corporate	42.7	38.8	125.7	102.9
Total capital expenditures*	$127.2	$125.8	$373.7	$349.1

*Amounts above include accruals for capital expenditures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Equifax Inc. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements in Item 1 of this Form 10-Q. This section discusses the results of our operations for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. All percentages have been calculated using unrounded amounts for each of the periods presented.

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

Our current planning for 2026 assumes that U.S. economic activity, as measured by GDP, will grow at a rate consistent with 2025. We expect U.S. mortgage originations activity in 2026 to be below the levels of activity seen in 2025. The

U.S. mortgage market, particularly the mortgage refinance portion of the U.S. mortgage market, can be significantly impacted by U.S. interest rates which impact mortgage rates available to consumers. In the international markets in which we operate, our planning assumes that economic activity, as measured by GDP, will generally grow in 2026 at rates below those experienced in 2025. As noted above, due to the current significant economic and market volatility and uncertainty, these assumptions may change.

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

Geographic Information.  We currently have operations in the following countries: Argentina, Australia, Brazil, Canada, Chile, Costa Rica, Dominican Republic, Ecuador, El Salvador, Honduras, India, Ireland, Mexico, New Zealand, Paraguay, Peru, Portugal, Spain, the U.K., Uruguay and the U.S. We also have investments in consumer and/or commercial credit information companies through joint ventures in Brazil, Cambodia, Malaysia and Singapore. Approximately 76% of our revenue was generated in the U.S. during the three months ended September 30, 2026 and 2025. Approximately 77% of our revenue was generated in the U.S. during the nine months ended September 30, 2026 and 2025.

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

Key Performance Indicators.  Management focuses on a variety of key indicators to monitor operating and financial performance. These performance indicators include measurements of operating revenue, change in operating revenue, operating income, operating margin, net income, diluted earnings per share, cash provided by operating activities and capital expenditures. The key performance indicators for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Key Performance Indicators
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share data)
Operating revenue	$1,692.5	$1,544.9	$5,041.5	$4,523.9
Operating revenue change	10%	7%	11%	6%
Operating income	$355.3	$264.3	$957.2	$811.0
Operating margin	21.0%	17.1%	19.0%	17.9%
Net income attributable to Equifax	$211.7	$160.2	$567.1	$484.5
Diluted earnings per share	$1.79	$1.29	$4.75	$3.89
Cash provided by operating activities	$560.4	$559.9	$1,142.1	$1,144.9
Capital expenditures*	$(127.2)	$(125.8)	$(373.7)	$(349.1)

*Amounts include accruals for capital expenditures.

Operational and Financial Highlights

•On April 21, 2025, our Board of Directors approved an authorization to repurchase up to $3 billion of shares of common stock. During the third quarter of 2026, we repurchased 532,391 shares of our common stock on the open market for $92.0 million, excluding brokerage commissions and excise taxes of $0.8 million. During the third quarter of 2025, we repurchased 1,237,362 shares of our common stock on the open market for $300.0 million, excluding brokerage commissions and excise taxes of $2.8 million.

During the first nine months of 2026, we repurchased 3,640,019 shares of our common stock on the open market for $652.0 million, excluding brokerage commissions and excise taxes of $5.8 million. During the first nine months of 2025, we repurchased 1,716,868 shares of our common stock on the open market for $427.4 million, excluding brokerage commissions and excise taxes of $3.5 million. At September 30, 2026, approximately $1.4 billion was available for future purchases of common stock under our share repurchase authorization.

•On February 25, 2026, our Board of Directors approved an increase in our quarterly cash dividend to $0.56 per share beginning in the first quarter of 2026. We paid out $199.4 million, or $1.68 per share, in dividends to our shareholders during the first nine months of 2026.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

Consolidated Financial Results

Operating Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Revenue	2026	2025	$	%	2026	2025	$	%
	(In millions)				(In millions)
Workforce Solutions	$693.9	$649.4	$44.5	7%	$2,082.4	$1,930.1	$152.3	8%
U.S. Information Solutions	599.1	530.2	68.9	13%	1,816.3	1,551.6	264.7	17%
International	399.5	365.3	34.2	9%	1,142.8	1,042.2	100.6	10%
Consolidated operating revenue	$1,692.5	$1,544.9	$147.6	10%	$5,041.5	$4,523.9	$517.6	11%

Revenue increased by $147.6 million, or 10%, and increased by $517.6 million, or 11%, for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. Total revenue was positively impacted by foreign exchange rates, which increased revenue by $9.1 million, or 1%, and $46.3 million, or 1%, for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025.

Revenue increased for both periods due to revenue growth in USIS, Workforce Solutions and International. USIS revenue growth is primarily due to growth in mortgage and diversified markets revenue in Online Information Solutions. Workforce Solutions revenue growth is primarily due to growth in Verification Services. International revenue growth is primarily driven by growth in Asia Pacific and Latin America, as well as growth in Europe and Canada.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Operating Expenses	2026	2025	$	%	2026	2025	$	%
	(In millions)				(In millions)
Consolidated cost of services	$752.4	$663.2	$89.2	13%	$2,293.1	$1,984.4	$308.7	16%
Consolidated selling, general and administrative expenses	390.4	434.1	(43.7)	(10)%	1,224.0	1,193.2	30.8	3%
Consolidated depreciation and amortization expense	194.4	183.3	11.1	6%	567.2	535.3	31.9	6%
Consolidated operating expenses	$1,337.2	$1,280.6	$56.6	4%	$4,084.3	$3,712.9	$371.4	10%

Cost of services increased $89.2 million and $308.7 million in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The increase for both periods is primarily due to higher royalty and revenue share costs. The increase in the first nine months is also due to higher people costs. The impact of changes in foreign exchange rates on costs of services led to an increase of $4.2 million and $23.1 million in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025.

Selling, general and administrative expenses decreased $43.7 million and increased $30.8 million for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The decrease for the third quarter is primarily due to a decrease in people costs, principally driven by a severance charge in the third quarter of 2025 that did not occur in the current year period, partially offset by an increase in litigation expense. The increase for the first nine months is primarily due to an increase in litigation expense, principally due to a charge for a legal settlement from the second quarter of 2026 associated with the resolution of claims related to a previously-disclosed coding issue, net of expected insurance proceeds. The increase for the first nine months is partially offset by a decrease in people costs. The impact of changes in foreign currency exchange rates led to an increase in selling, general and administrative expenses of $2.0 million and $11.7 million for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025.

Depreciation and amortization expense increased $11.1 million and $31.9 million for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The increase for both periods is primarily due to increased amortization of capitalized internal-use software costs. The impact of changes in foreign currency exchange rates led to an increase in depreciation and amortization expense of $2.0 million and $9.4 million for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025.

Operating Income and Operating Margin

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Consolidated Operating Income	2026	2025	$	%		2026	2025	$	%
	(In millions)					(In millions)
Consolidated operating revenue	$1,692.5	$1,544.9	$147.6	10%		$5,041.5	$4,523.9	$517.6	11%
Consolidated operating expenses	1,337.2	1,280.6	56.6	4%		4,084.3	3,712.9	371.4	10%
Consolidated operating income	$355.3	$264.3	$91.0	34%		$957.2	$811.0	$146.2	18%
Consolidated operating margin	21.0%	17.1%		3.9	pts	19.0%	17.9%		1.1	pts

Total company operating margin increased by 3.9 percentage points and 1.1 percentage points in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The increase for both periods is primarily due to the aforementioned increases in revenue, partially offset by the aforementioned increases in operating expenses. The increase in operating expenses for the third quarter is primarily due to higher royalty and revenue share costs, partially offset by a decrease in people costs. The increase in operating expenses for the first nine months is primarily due to higher royalty and revenue share costs, higher litigation expense, and higher amortization of capitalized internal-use software costs, partially offset by a decrease in people costs.

Interest Expense and Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Interest Expense and Other Income, net	2026	2025	$	%	2026	2025	$	%
	(In millions)				(In millions)
Consolidated interest expense	$(62.3)	$(52.2)	$(10.1)	19%	$(177.8)	$(158.2)	$(19.6)	12%
Consolidated other income, net	3.8	3.2	0.6	19%	10.1	9.2	0.9	10%
Average cost of debt	4.6%	4.3%			4.5%	4.3%
Total consolidated debt, net, at quarter end	$5,206.7	$4,813.1	$393.6	8%	$5,206.7	$4,813.1	$393.6	8%

Interest expense increased by $10.1 million and $19.6 million in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The increase for both periods is primarily due to higher weighted average debt balances, as well as higher weighted average cost of debt when compared to the same periods in 2025.

Other income, net, increased by $0.6 million and $0.9 million in the third quarter and first nine months of 2026, respectively, as compared to the same periods in 2025. The increase for both periods is primarily due to higher equity investment income, partially offset by lower interest income as compared to the same periods in 2025. The increase for the first nine months is also due to higher gains on foreign currency transactions.

Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Provision for Income Taxes	2026	2025	$	%	2026	2025	$	%
	(In millions)				(In millions)
Consolidated provision for income taxes	$(83.4)	$(53.8)	$(29.6)	55%	$(217.7)	$(174.1)	$(43.6)	25%
Effective income tax rate	28.1%	25.0%			27.6%	26.3%

Our effective income tax rate was 28.1% for the three months ended September 30, 2026 compared to 25.0% for the three months ended September 30, 2025. Our effective income tax rate was 27.6% for the nine months ended September 30, 2026 compared to 26.3% for the nine months ended September 30, 2025. Our effective income tax rate was higher for each comparative period in 2026 due to more favorable discrete benefits recorded in 2025, none of which were individually material.

Net Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Consolidated Net Income	2026	2025	$	%	2026	2025	$	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Consolidated operating income	$355.3	$264.3	$91.0	34%	$957.2	$811.0	$146.2	18%
Consolidated interest expense and other income, net	(58.5)	(49.0)	(9.5)	19%	(167.7)	(149.0)	(18.7)	13%
Consolidated provision for income taxes	(83.4)	(53.8)	(29.6)	55%	(217.7)	(174.1)	(43.6)	25%
Consolidated net income	213.4	161.5	51.9	32%	571.8	487.9	83.9	17%
Net income attributable to noncontrolling interests including redeemable noncontrolling interests	(1.7)	(1.3)	(0.4)	31%	(4.7)	(3.4)	(1.3)	38%
Net income attributable to Equifax	$211.7	$160.2	$51.5	32%	$567.1	$484.5	$82.6	17%
Diluted earnings per common share:
Net income attributable to Equifax	$1.79	$1.29	$0.50	39%	$4.75	$3.89	$0.86	22%
Weighted-average shares used in computing diluted earnings per share	118.1	124.1			119.3	124.7

Consolidated net income increased by $51.9 million and $83.9 million for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The increase for both periods is primarily due to higher operating income, partially offset by higher income tax expense and interest expense.

Segment Financial Results

Workforce Solutions

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
Workforce Solutions	2026	2025	$	%		2026	2025	$	%
	(In millions)					(In millions)
Operating revenue:
Verification Services	$603.2	$553.6	$49.6	9%		$1,782.2	$1,622.9	$159.3	10%
Employer Services	90.7	95.8	(5.1)	(5)%		300.2	307.2	(7.0)	(2)%
Total operating revenue	$693.9	$649.4	$44.5	7%		$2,082.4	$1,930.1	$152.3	8%
% of consolidated revenue	41%	42%				41%	43%
Total operating income	$306.3	$284.5	$21.8	8%		$932.4	$856.0	$76.4	9%
Operating margin	44.1%	43.8%		0.3	pts	44.8%	44.3%		0.5	pts

Workforce Solutions revenue increased by 7% and 8% for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The increase for both periods is primarily due to an increase in diversified markets verticals within Verification Services, partially offset by a decrease in Employer Services. The increase in the first nine months is also due to growth in the mortgage vertical within Verification Services.

Verification Services

Revenue increased by 9% and 10% for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The increase in revenue for both periods is primarily due to growth in diversified markets, primarily in the talent solutions, consumer lending and government verticals. The increase in revenue for the first nine months is also due to growth in the mortgage vertical, while for the third quarter, growth in the mortgage vertical was flat.

Employer Services

Revenue decreased by 5% and 2% in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The decrease for the third quarter is primarily due to lower revenue from Work Opportunity Tax Credit ("WOTC") services, partially offset by an increase in I-9 and onboarding services. The decrease for the first nine months is primarily due to lower revenue from our ACA related services and WOTC services, partially offset by an increase in I-9 and onboarding services.

Workforce Solutions Operating Margin

Operating margin increased to 44.1% for the third quarter of 2026 from 43.8% for the third quarter of 2025 and increased to 44.8% for the first nine months of 2026 from 44.3% for the first nine months of 2025. The increased margin for both periods is primarily due to the aforementioned increase in revenue, partially offset by higher revenue share costs and higher amortization of capitalized internal-use software costs.

USIS

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
U.S. Information Solutions	2026	2025	$	%		2026	2025	$	%
	(In millions)					(In millions)
Operating revenue:
Online Information Solutions	$529.7	$467.5	$62.2	13%		$1,628.8	$1,373.5	$255.3	19%
Financial Marketing Services	69.4	62.7	6.7	11%		187.5	178.1	9.4	5%
Total operating revenue	$599.1	$530.2	$68.9	13%		$1,816.3	$1,551.6	$264.7	17%
% of consolidated revenue	35%	34%				36%	34%
Total operating income	$145.4	$123.3	$22.1	18%		$405.6	$346.9	$58.7	17%
Operating margin	24.3%	23.2%		1.1	pts	22.3%	22.4%		(0.1)	pts

USIS revenue increased by 13% and 17% for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The increase for both periods is primarily due to growth in Online Information Solutions, which is due to higher mortgage revenue, primarily due to product pricing, as well as growth in diversified markets revenue.

Online Information Solutions

Revenue increased by 13% and 19% for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The increase for both periods is driven by growth in mortgage related services, primarily due to product pricing, as well as growth in diversified markets revenue.

Financial Marketing Services

Revenue increased by 11% and 5% for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The increase for both periods is primarily due to growth in credit marketing services.

USIS Operating Margin

USIS operating margin increased to 24.3% for the third quarter of 2026 from 23.2% for the third quarter of 2025 and decreased to 22.3% for the first nine months of 2026 from 22.4% for the first nine months of 2025. The margin increase for the third quarter is primarily due to the aforementioned increase in revenue, partially offset by an increase in mortgage-related royalty costs. The margin decrease for the first nine months is primarily due to higher mortgage-related royalty costs, partially offset by the aforementioned increase in revenue.

International

Three Months Ended September 30,	Change	Nine Months Ended September 30,	Change
International	2026	2025	$	%	2026	2025	$	%
(In millions)	(In millions)
Operating revenue:
Latin America	$114.1	$102.1	$12.0	12%	$325.7	$295.8	$29.9	10%
Europe	105.5	102.3	3.2	3%	300.6	288.0	12.6	4%
Asia Pacific	107.7	90.1	17.6	20%	299.9	255.1	44.8	18%
Canada	72.2	70.8	1.4	2%	216.6	203.3	13.3	7%
Total operating revenue	$399.5	$365.3	$34.2	9%	$1,142.8	$1,042.2	$100.6	10%
% of consolidated revenue	24%	24%	23%	23%
Total operating income	$63.1	$57.7	$5.4	9%	$143.5	$121.7	$21.8	18%
Operating margin	15.8%	15.8%	—	pts	12.6%	11.7%	0.9	pts

International revenue increased by 9% and 10% in the third quarter and the first nine months of 2026, respectively, compared to the same periods in 2025. On a local currency basis, revenue increased by 7% and 5% in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025, driven by local currency growth in Asia Pacific, Latin America, Canada and Europe. Local currency fluctuations against the U.S. dollar positively impacted revenue by $9.1 million, or 2%, for the third quarter of 2026, and by $46.3 million, or 5%, for the first nine months of 2026.

Latin America

On a local currency basis, revenue increased by 8% and 5% for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The increase for the third quarter is primarily due to local currency growth in Brazil, Chile and Paraguay. The increase for the first nine months is primarily due to local currency growth in Brazil, Chile and Argentina. Local currency fluctuations against the U.S. dollar positively impacted revenue by $4.3 million, or 4%, and $15.0 million, or 5%, for the third quarter and first nine months of 2026, respectively. Reported revenue increased by 12% and 10% for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025.

Europe

On a local currency basis, revenue increased by 4% and 2% for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The increase for the third quarter is primarily due to growth in the debt services business in the U.K. and the consumer credit reporting business in Spain. The increase for the first nine months is primarily due to growth in the consumer credit reporting businesses in the U.K. and Spain. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $0.6 million, or 1%, for the third quarter of 2026 and positively impacted revenue by $6.8 million, or 2%, for the first nine months of 2026. Reported revenue increased by 3% and 4% for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025.

Asia Pacific

On a local currency basis, revenue increased by 12% and 9% for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The increase for both periods is primarily driven by growth in the commercial and identity and fraud businesses in Australia, as well as growth in India. Local currency fluctuations against the U.S. dollar positively impacted revenue by $6.6 million, or 8%, and $22.6 million, or 9%, for the third quarter and first nine months of 2026, respectively. Reported revenue increased by 20% and 18% for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025.

Canada

On a local currency basis, revenue increased by 4% and 6% in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The increase for both periods is primarily driven by growth in the direct to consumer, consumer credit reporting and commercial businesses. Local currency fluctuations against the U.S. dollar negatively impacted revenue by $1.2 million, or 2%, for the third quarter of 2026 and positively impacted revenue by $1.9 million, or 1%, for the first nine months of 2026. Reported revenue increased by 2% and 7% for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025.

International Operating Margin

Operating margin was 15.8% for the third quarter of 2026, flat compared to the third quarter of 2025, and increased to 12.6% for the first nine months of 2026 from 11.7% for the first nine months of 2025. The increase in revenue for the third quarter was offset by an increase in people costs and purchased data costs. The increase in margin for the first nine months is primarily due to the aforementioned increase in revenue, partially offset by an increase in operating expenses, principally due to an increase in people costs, purchased data costs and amortization of capitalized internal-use software costs.

General Corporate Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
General Corporate Expense	2026	2025	$	%	2026	2025	$	%
	(In millions)				(In millions)
General corporate expense	$159.5	$201.2	$(41.7)	(21)%	$524.3	$513.6	$10.7	2%

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

General corporate expense decreased by $41.7 million and increased by $10.7 million for the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The decrease for the third quarter is primarily due to a decrease in people costs, principally driven by a severance charge in the third quarter of 2025 that did not occur in the current year period, partially offset by higher litigation expense. The increase in the first nine months is primarily due to higher litigation expense, principally due to a charge for a legal settlement from the second quarter of 2026 associated with the resolution of claims related to a previously-disclosed coding issue, net of expected insurance proceeds. The increase in the first nine months is partially offset by a decrease in people costs.

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

Funds generated by operating activities, our $2.0 billion five-year unsecured revolving credit facility ("Revolver") and related commercial paper ("CP") program, more fully described below, are our most significant sources of liquidity. At September 30, 2026, we had $192.9 million in cash and cash equivalents, as well as $1.8 billion available to borrow under our Revolver.

Sources and Uses of Cash

We believe that our existing cash balance, liquidity available from our CP and Revolver, cash generated from ongoing operations and continued access to public or private debt markets will be sufficient to satisfy cash requirements over the next 12 months and beyond. While there was no significant change in our cash requirements as of September 30, 2026 compared to

December 31, 2025, we have utilized existing CP capacity, together with cash from operating activities, to meet our current obligations.

Fund Transfer Limitations.  The ability of certain of our subsidiaries and associated companies to transfer funds to the U.S. may be limited, in some cases, by certain restrictions imposed by foreign governments. These restrictions do not, individually or in the aggregate, materially limit our ability to service our indebtedness, meet our current obligations or pay dividends. As of September 30, 2026, we held $179.4 million of cash in our foreign subsidiaries.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2026	2025	2026 vs. 2025
	(In millions)
Operating activities	$1,142.1	$1,144.9	$(2.8)
Investing activities	$(378.9)	$(350.6)	$(28.3)
Financing activities	$(748.2)	$(783.5)	$35.3

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2026 decreased by $2.8 million compared to the prior year period primarily due to changes in our working capital position, partially offset by increased net income.

Investing Activities

Capital Expenditures

	Nine Months Ended September 30,		Change
Net cash used in:	2026	2025	2026 vs. 2025
	(In millions)
Capital expenditures*	$(378.9)	$(351.4)	$(27.5)
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

Capital expenditures in the first nine months of 2026 increased by $27.5 million from the same period in 2025 primarily due to higher capitalized software costs as compared to the first nine months of 2025.

Financing Activities

Borrowings and Credit Facility Availability

	Nine Months Ended September 30,		Change
Net cash (used in) provided by:	2026	2025	2026 vs. 2025
	(In millions)
Net short-term payments	$(604.8)	$(204.1)	$(400.7)
Payments on long-term debt	$(276.4)	$—	$(276.4)
Proceeds from issuance of long-term debt	$998.1	$1.7	$996.4

Credit Facility Availability

We have access to a $2.0 billion five-year unsecured revolving credit facility (the "Revolver"). Borrowings under the Revolver may be used for working capital, for capital expenditures, to refinance existing debt, to finance acquisitions and for other general corporate purposes. The maturity date with respect to $1.9 billion of the aggregate Revolver commitments is August 25, 2029; the termination date with respect to the remaining $100 million of the Revolver commitments is August 25, 2028. Availability of the Revolver is reduced by the outstanding principal balance of our CP notes and by any letters of credit issued under the Revolver.

We have a $2.0 billion CP program that has been established to allow for borrowing through the private placement of CP notes with maturities ranging from overnight to 397 days. We may use the proceeds of CP notes for general corporate purposes. The CP program is supported by our Revolver and the total amount of CP notes that may be issued is reduced by the amount of any outstanding borrowings under our Revolver and by any letters of credit issued under the facility.

As of September 30, 2026, there were $1.3 million of letters of credit outstanding, no outstanding borrowings under the Revolver and $149.0 million of outstanding CP notes. Availability under the Revolver was $1.8 billion at September 30, 2026.

At September 30, 2026, approximately 97% of our debt was fixed-rate debt and 3% was variable-rate debt. Our variable-rate debt consists of outstanding amounts under our CP program. The interest rates reset periodically, depending on the terms of the respective financing agreements. At September 30, 2026, the interest rate on our variable-rate debt ranged from 4.08% to 4.18%.

Borrowing and Repayment Activity

We primarily borrow under our CP program and Revolver as needed and as availability allows.

Net short-term payments primarily represent net borrowings or repayments of outstanding amounts under our CP program.

Borrowings on long-term debt in the first nine months of 2026 represent the issuance of $500.0 million of 5.00% senior notes and $500.0 million of 5.65% senior notes in the third quarter of 2026. Borrowings on long-term debt represented $1.7 million in borrowings for the first nine months of 2025. Payments on long-term debt for the first nine months of 2026 primarily represent repayment of our $275.0 million 3.25% senior notes during the second quarter of 2026 with CP borrowings. There were no payments on long-term debt for the first nine months of 2025.

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

As of September 30, 2026, we were in compliance with all of our debt covenants.

We do not have any credit rating triggers that would accelerate the maturity of a material amount of the outstanding debt; however, our 5.10% senior notes due 2027, 5.10% senior notes due 2028, 4.80% senior notes due 2029, 5.00% senior notes due 2029, 3.10% senior notes due 2030, 2.35% senior notes due 2031, 5.65% senior notes due 2033, and 7.00% senior notes due 2037 (collectively, the “Senior Notes”) contain change in control provisions. If the Company experiences a change of control or publicly announces an intention to effect a change of control and the rating on the Senior Notes is lowered by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) below an investment grade rating within 60 days of such change of control or notice thereof, then the Company will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, see Note 5 of the Notes to Consolidated Financial Statements in our 2025 Form 10-K.

Equity Transactions

	Nine Months Ended September 30,		Change
Net cash (used in) provided by:	2026	2025	2026 vs. 2025
	(In millions)
Treasury stock repurchases	$(652.0)	$(427.4)	$(224.6)
Dividends paid to Equifax shareholders	$(199.4)	$(172.0)	$(27.4)
Proceeds from exercise of stock options and employee stock purchase plan	$23.8	$38.1	$(14.3)
Payment of taxes related to settlement of equity awards	$(15.7)	$(13.6)	$(2.1)

Sources and uses of cash related to equity during the nine months ended September 30, 2026 and 2025 were as follows:

-    On April 21, 2025, our Board of Directors approved an authorization to repurchase up to $3 billion of shares of common stock. During the first nine months of 2026, we repurchased 3,640,019 shares of our common stock on the open market. At September 30, 2026, approximately $1.4 billion was available for future purchases of common stock under our share repurchase authorization. During the first nine months of 2025, we repurchased 1,716,868 shares of our common stock on the open market.

-    On February 25, 2026, our Board of Directors approved an increase in our quarterly cash dividend to $0.56 per share beginning in the first quarter of 2026. We paid cash dividends to Equifax shareholders of $199.4 million, or $1.68 per share, and $172.0 million, or $1.39 per share, during the nine months ended September 30, 2026 and 2025, respectively.

-    We received cash of $23.8 million and $38.1 million during the first nine months of 2026 and 2025, respectively, from the exercise of stock options and the employee stock purchase plan.

-    We paid taxes of $15.7 million and $13.6 million related to the settlement of equity awards during the first nine months of 2026 and 2025, respectively.

Contractual Obligations, Commercial Commitments and Other Contingencies

In July 2026, the Company signed a definitive agreement to acquire Círculo de Crédito for an enterprise value of $750 million consisting of a purchase price of $825 million, net of estimated $75 million cash to be acquired at closing. The transaction is subject to customary closing conditions and regulatory review and approval and is expected to close in the fourth quarter of 2026.

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

Foreign Currency

Argentina experienced multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. As such, Argentina was deemed a highly inflationary economy by accounting policymakers. Beginning in the third quarter of 2018, we have accounted for Argentina as a highly inflationary economy which resulted in the recognition of a foreign currency loss of $0.4 million and $0.7 million that was recorded in Other income, net in our Consolidated Statements of Income during the three months ended September 30, 2026 and 2025, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2025 Form 10-K. There were no material changes to our market risk exposure during the three and nine months ended September 30, 2026.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

FCRA Litigation

On August 3, 2022, a lawsuit was filed against us in the U.S. District Court for the Northern District of Georgia alleging violations of certain sections of the FCRA in connection with a previously-disclosed coding issue which impacted how some credit scores were calculated during a three-week period. In June 2026, Equifax and the plaintiffs’ attorneys who filed the lawsuit reached an agreement in principle to settle the claims at issue on a nationwide and class-wide basis, and plaintiffs moved for settlement approval in August 2026. The district court has since preliminarily approved the settlement, and a final approval hearing has been scheduled for January 2027. If the settlement is not ultimately approved by the court, Equifax believes it has valid defenses to this action and will continue to defend against the action.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of Equifax or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2026:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly-Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Per Share (2)	Plans or Programs	Programs (3)
July 1 - July 31, 2026	209,354	$172.45	208,951	$1,476,604,628
August 1 - August 31, 2026	151,086	$184.83	151,390	$1,448,623,214
September 1 - September 30, 2026	173,268	$162.63	172,050	$1,420,642,723
Total	533,708		532,391	$1,420,642,723

(1)On April 21, 2025, our Board of Directors approved an authorization to repurchase up to $3 billion of shares of common stock (the "Repurchase Program"). The total number of shares purchased for the quarter includes, if applicable: (a) shares purchased pursuant to our publicly-announced share repurchase program (208,951 shares for the month of July 2026, 151,390 shares for the month of August 2026, and 172,050 shares for the month of September 2026); and (b) shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options and vesting of restricted stock, inclusive of net downward adjustments to prior period settlements, totaling 403 shares for the month of July 2026, (304) shares for the month of August 2026, and 1,218 shares for the month of September 2026.

(2)Average price paid per share for shares purchased as part of the Repurchase Program (excludes brokerage commissions and excise taxes).

(3)We purchased $92.0 million of shares of common stock during the three months ended September 30, 2026. At September 30, 2026, approximately $1.4 billion was available for future purchases of common stock under the Repurchase Program. The program does not have a stated expiration date.

Dividend and Share Repurchase Restrictions

Our Revolver restricts our ability to pay cash dividends on our capital stock or repurchase capital stock if a default or event of default exists or would result if these payments were to occur, according to the terms of the applicable credit agreements.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans of Directors and Executive Officers

The following table describes any contracts, instructions or written plans for the sale or purchase of Equifax securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarter ended September 30, 2026:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Jamil Farshchi, Executive Vice President, Chief Technology Officer	8/11/2026	2/16/2027	Sale of up to 17,641 shares of common stock in multiple transactions

During the quarter ended September 30, 2026, none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.  EXHIBITS

Exhibit No.	Description
4.1	Indenture, dated as of July 29, 2026, between Equifax Inc. and the Trustee (incorporated by reference to Exhibit 4.1 to Equifax’s Form 8-K filed July 29, 2026).
4.2
First Supplemental Indenture, dated as of July 29, 2026, between Equifax Inc. and the Trustee, including the form of 2029 Note as Exhibit A and the form of 2033 Note as Exhibit B (incorporated by reference to Exhibit 4.2 to Equifax’s Form 8-K filed July 29, 2026).

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

Equifax Inc.
(Registrant)

Date:	October 20, 2026	By:	/s/ Mark W. Begor
Mark W. Begor
Chief Executive Officer
(Principal Executive Officer)

Date:	October 20, 2026		/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive Vice President, Chief Financial Officer
and Chief Operations Officer
(Principal Financial Officer)

Date:	October 20, 2026		/s/ James M. Griggs
James M. Griggs
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)